Form 10-Q
period 2013-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2013-11-14
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36083

Applied Optoelectronics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0533927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13115 Jess Pirtle Blvd.

Sugar Land, TX 77478

(Address of principal executive offices)

(281) 295-1800

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2013 there were 12,629,095 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$7,325	$10,723
Restricted cash	1,031	503
Accounts receivable - trade, net	17,043	13,525
Bank acceptance receivable	–	1,034
Inventories	16,421	12,493
Prepaid expenses and other current assets	3,765	968
Total current assets	45,585	39,246
Property, plant and equipment, net	27,125	24,838
Land use rights, net	957	674
Intangible assets, net	828	795
Other assets, net	1,439	195
TOTAL ASSETS	$75,934	$65,748
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$12,095	$13,900
Accounts payable	11,282	6,913
Bank acceptance payable	3,040	1,521
Accrued liabilities	3,557	3,243
Total current liabilities	29,974	25,577
Notes payable and long-term debt, less current portion	14,618	9,163
TOTAL LIABILITIES	44,592	34,740
Stockholders' equity (deficit):
Redeemable Convertible Preferred Stock and Convertible Preferred Stock; 172,200 shares authorized; 5,547 shares issued and outstanding at December 31, 2012, no par value; 5,600 shares issued and outstanding at September 30, 2013, $0.001 par value	105,801	105,367
Common Stock; 300,000 shares authorized; 266 shares issued and outstanding at December 31, 2012, no par value; 290 shares issued and outstanding at September 30, 2013, $0.001 par value	1,222	1,074
Additional paid-in capital	4,801	4,468
Accumulated other comprehensive gain	2,320	2,016
Accumulated deficit	(82,802)	(81,917)
TOTAL STOCKHOLDERS' EQUITY	31,342	31,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,934	$65,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue, net	$20,766	$16,416	$54,680	$44,559
Cost of goods sold	14,445	11,743	38,327	31,074
Gross profit	6,321	4,673	16,353	13,485
Operating expenses
Research and development	2,211	2,095	6,112	5,379
Sales and marketing	1,034	756	2,994	2,369
General and administrative	2,436	1,978	7,257	5,890
Total operating expenses	5,681	4,829	16,363	13,638
Income (loss) from operations	640	(156)	(10)	(153)
Other income (expense)
Interest expense	(323)	(350)	(925)	(1,067)
Other income (expense), net	73	125	50	223
Total other expense	(250)	(225)	(875)	(844)
Income (loss) before income taxes	390	(381)	(885)	(997)
Income taxes	–	–	–	–
Net income (loss)	$390	$(381)	$(885)	$(997)
Net income (loss) per share
Basic	$0.04	$(1.43)	$(3.24)	$(3.76)
Diluted	$0.04	$(1.43)	$(3.24)	$(3.76)
Weighted average shares used to compute net income (loss) per share
Basic	8,995	266	273	265
Diluted	9,155	266	273	265
Pro forma net income (loss) per share
Basic	$0.04		$(0.10)
Diluted	$0.04		$(0.10)
Pro forma weighted average shares used to compute net income (loss) per share
Basic	9,034		9,004
Diluted	9,194		9,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$390	$(381)	$(885)	$(997)
Foreign currency translation adjustment, net of tax	66	(49)	304	(60)
Comprehensive income (loss)	$456	$(430)	$(581)	$(1,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net loss	$(885)	$(997)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for obsolete inventory	550	556
Depreciation and amortization	2,436	2,213
Gain (loss) on disposal of assets	–	36
Stock-based compensation and warrant expense	375	51
Changes in operating assets and liabilities:
Accounts receivable	(3,446)	438
Bank acceptance receivable	1,036	(174)
Inventory	(4,389)	(1,588)
Other current assets	(2,886)	(933)
Accounts payable	4,350	(687)
Accrued liabilities	405	278
Net cash used in operating activities	(2,454)	(807)
Investing activities:
Purchase of property, plant and equipment	(4,697)	(2,711)
Proceeds from disposal of equipment	–	138
Deposits and deferred charges	(37)	(41)
Purchase of intangible assets	(83)	(159)
Net cash used in investing activities	(4,817)	(2,773)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	2,851	845
Principal payments of long-term debt and notes payable	(192)	(427)
Proceeds from line of credit borrowings	16,159	4,466
Repayments of line of credit borrowings	(15,406)	(2,106)
Proceeds from bank acceptance payable	4,746	8,412
Repayments of bank acceptance payable	(3,282)	(8,885)
Repayments of shareholder loans	–	(150)
(Increase) decrease in restricted cash	(511)	(193)
Exercise of stock options	87	6
Exercise of warrants	494	–
Deferred offering costs	(1,251)	–
Issuance of preferred stock, net	–	10,234
Net cash provided by financing activities	3,695	12,202
Effect of exchange rate changes on cash	178	(59)
Net increase (decrease) in cash	(3,398)	8,563
Cash and cash equivalents at beginning of year	10,723	1,768
Cash and cash equivalents at end of year	$7,325	$10,331

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	959	1,122
Income taxes	2	–
Conversion of shareholders' loan to preferred stock	–	760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.     Description of Business

Business Overview

Applied Optoelectronics, Inc., or AOI, was originally incorporated in Texas in February of 1997 and then converted to a Delaware corporation in March of 2013. AOI together with its wholly-owned subsidiaries are collectively referred to as the Company. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for three networking end-markets: cable television, fiber-to-the-home and internet data centers. The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities in all three of its U.S., Taiwan and China locations. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for the laser component products. The Company operates a division in Taipei, Taiwan that primarily manufactures transceivers and performs research and development activities for the transceiver products. The Company operates in Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (incorporated in the British Virgin Islands), the sole parent of Global Technology, Inc. (incorporated in the People’s Republic of China). Through Global Technology, the Company primarily manufactures Cable TV Broadband (“CATV”) systems and equipment and performs research and development activities for the CATV products.

Interim Financial Statements

The condensed consolidated financial statements of the Company, as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Registration Statement on Form S-1 that was effective on September 25, 2013 as filed with the SEC (the “Registration Statement”). The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates in the consolidated financial statements and accompanying notes. Significant estimates and assumptions that impact these financial statements and the accompanying notes relate to, among other things, allowance for doubtful accounts, valuation allowances for deferred tax assets, inventory reserve, stock-based compensation expense, estimated useful lives of property and equipment, and taxes.

Note 2.     Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended September 30, 2013, as compared to the significant accounting policies described in its Registration Statement.

Recent accounting pronouncements

There have been no recent accounting pronouncements for the three months ended September 30, 2013, as compared to the recent accounting pronouncements described in its Registration Statement.

Note 3.     Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of September 30, 2013				As of December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$7,325	$–	$–	$7,325	$10,723	$–	$–	$10,723
Restricted cash	1,031	–	–	1,031	503	–	–	503
Bank acceptance receivable	–	–	–	–	–	1,034	–	1,034
Total assets	$8,356	$–	$–	$8,356	$11,226	$1,034	$–	$12,260
Liabilities:
Interest rate swap	$–	$–	$–	$–	$–	$11	$–	$11
Bank acceptance payable		3,040		3,040		1,521		1,521
Total liabilities	$–	$3,040	$–	$3,040	$–	$1,532	$–	$1,532

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments.

Note 4.     Earnings Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company’s preferred shares that were outstanding prior to the completion of the Company’s initial public offering had the right to participate in the Company’s earnings and dividends; however, since there is not a contractual obligation for the preferred shareholders to share in losses, the preferred shares should not be included in loss periods, as their effect is anti-dilutive. Therefore, for those periods presented below that ended with a net loss, the Company has presented both basic and diluted loss per share excluding those preferred shares. For periods with net income, shares used in computing basic and diluted earnings per share include common shares assuming conversion of the preferred stock.

Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive, and therefore for those periods basic and dilutive earnings per share are the same.

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$390	$(381)	$(885)	$(997)
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	8,995	266	273	265
Effective of dilutive options and warrants	160	–	–	–
Diluted	9,155	266	273	265
Net income (loss) per share
Basic	$0.04	$(1.43)	$(3.24)	$(3.76)
Diluted	$0.04	$(1.43)	$(3.24)	$(3.76)

Pro Forma earnings per share (unaudited)

The Company’s registration statement on Form S-1 was declared effective on September 25, 2013 by the SEC and the Company’s common stock began trading on the NASDAQ Global Market (“NASDAQ”), on September 26, 2013. On October 1, 2013, the Company completed and closed its initial public offering (the “Offering”), selling 3,600,000 shares of common stock, at a price of $10.00 per share, providing $33.5 million in net proceeds after underwriting discounts and commissions. Accordingly, events that were to be triggered on completion of an Offering did not occur until October 1st, post-period. Because the Offering priced within the third quarter but closed post-period, the Company has presented Pro Forma share and earnings per share information, for comparative purposes only. This pro forma presentation presumes that there was a qualified Offering that was completed on the first day of trading on September 26, 2013. The following unaudited calculation of the numerator and denominator of basic and diluted earnings per share, or EPS gives effect to the automatic conversion of all outstanding shares of the Company’s convertible preferred stock (using the as if-converted method) into common stock as though the conversion had occurred as of the beginning of the period or the original date of issuance, if later, together with the IPO shares that would have been issued using the weighted average shares outstanding (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$390	$(381)	$(885)	$(997)
Denominator:
Number of shares used to compute net income (loss) per share
Basic	8,995		8,965
Effective of dilutive options and warrants	160		–
Diluted	9,155		8,965
Assumed issuance of shares in IPO to new investors	39		39
Number of shares used to compute pro forma net income (loss) per share
Basic	9,034		9,004
Effective of dilutive options and warrants	160		–
Diluted	9,194		9,004

Pro forma net income (loss) per share
Basic	$0.04		$(0.10)
Diluted	$0.04		$(0.10)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Employee stock options	1,347	412	1,484	412
Preferred stock warrants	10	89	33	89
	1,357	501	1,517	501

Note 5.     Inventory

Inventories consist of the following for the periods indicated (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$6,710	$4,755
Work in process	6,539	4,434
Finished goods	3,172	3,304
	$16,421	$12,493

The lower of cost or market adjustment expensed for inventory for the three and nine months ended September 30, 2013 was $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2012, the lower of cost or market adjustment expensed for inventory was $0.1 million and $0.3 million, respectively.

Note 6.     Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2013	December 31, 2012
Land improvements	$96	$93
Building and improvements	15,560	15,239
Machinery and equipment	33,690	29,977
Furniture and fixtures	853	739
Computer equipment and software	3,183	2,851
Transportation equipment	188	173
	53,570	49,072
Less accumulated depreciation and amortization	(27,178)	(24,967)
	26,392	24,105
Land	733	733
Property, plant and equipment, net	$27,125	$24,838

For the three and nine months ended September 30, 2013, depreciation expense of property, plant and equipment was $0.9 million and $2.4 million, respectively.

Note 7.     Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2013	December 31, 2012
Long-Term and Short-Term Debt
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 1.125% (floor rate: 4.375%), maturing May 3, 2014	$67	$141
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 0.75% (floor rate: 4%) or swap contract (fixed 5%), maturing November 15, 2014	3,103	3,181
Revolving line of credit with a U.S. bank up to $10,500 with interest at prime plus 1.0% (floor rate: 4.25%), maturing November 15, 2014	9,360	8,637
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 1.25% (floor rate: 4.50%), maturing September 10, 2017	1,850	–
Revolving line of credit with a China bank up to $12,074 with interest at 110% of China Prime rate which ranged from 4.10% to 6.60% in 2013 with various maturity dates from October 2013 to August 2014	11,089	10,668
Revolving line of credit with a China bank up to $1,627 with 6.16% interest and various maturity dates from January 2014 to February 2014	266	–
Note payable to a finance company due in monthly installments with 9% interest, maturing October 31, 2013	–	38
Note payable to a finance company due in monthly installments with 4.95% interest, maturing July 30, 2015	978	398
Total	26,713	23,063
Less current portion	12,095	13,900
Long term portion	$14,618	$9,163
Bank Acceptance Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $997, and maturity dates ranging from October 2013 to January 2014	$3,040	$1,521

The U.S. bank loans and line of credit agreement require the Company to meet certain financial covenants including a minimum current ratio, minimum quarterly debt service coverage requirements, a minimum unrestricted cash balance as well as maximum debt to tangible net worth ratio and reporting requirements. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company. As of September 30, 2013, the Company was in compliance with all of its financial and operational covenants associated with these loans. As of September 30, 2013, the Company had $1.1 million of unused borrowing capacity.

On September 10, 2013, the Company’s outstanding loan agreement with East West Bank was amended to add $5.0 million of borrowing capability to the existing credit line, for the purpose of financing equipment. The additional equipment term loan allows the Company to draw up to the lesser of (i) $5.0 million, or (ii) 90% of the costs of equipment purchased between March 31, 2013 and March 10, 2014. Through March 10, 2014, the Company is required to pay interest only on the then-outstanding balance, and then pay equal principal payments plus accrued interest monthly for the following 42 months. The interest rate for such equipment term loan is the bank’s prime lending rate plus 1.25%, or as of September 30, 2013, a total of 4.5%. As of September 30, 2013, the Company drew $1.85 million on this equipment line in reimbursement for capital equipment expenditures.

As of September 30, 2013, the Company’s China subsidiary had a line of credit facility with China banks totaling $13.7 million. As of September 30, 2013, a total of $11.4 million was outstanding under various notes, each with its own maturity date and each renewing annually from December 2013 to August 2014. The notes that begin to mature in December 2013 are expected to be renewed on the same terms and with new one year terms. These loans have renewed each year for the past three years. While there can be no assurance of renewal as each loan matures, these loans are expected to renew this year as they have over the past periods. As of September 30, 2013, the Company had $2.3 million of unused borrowing capacity.

In July 2013, the Company entered into a 24-month equipment financing agreement of $1.0 million in Taiwan with a financing company. The financing agreement requires equipment collateral and is payable in monthly installment payments over 24 months, maturing in July 2015.

A customary business practice in China is to pay accounts payable with bank acceptance notes issued by a bank (so-called Bank Acceptances). From time to time the Company issues Bank Acceptances to its suppliers in China. These Bank Acceptances are non-interest bearing and are generally due within six months, and such Bank Acceptances may be redeemed with the issuing bank prior to maturity at a discount. As a condition of the Bank Acceptances lending arrangements, the Company is required to keep a compensating balance at the issuing bank that is a percentage of the total bank acceptances balance until the Bank Acceptances are paid by our China subsidiary. These balances are classified as restricted cash on our consolidated balance sheets. As of September 30, 2013, our restricted cash and Bank Acceptance payable totaled $1.0 million and $3.0 million respectively

Note 8.     Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll	$2,003	$1,631
Accrued employee benefits	447	429
Accrued property taxes	125	167
Accrued interest	70	74
Accrued payments	153	189
Accrued commission	100	69
Accrued professional fees	71	22
Accrued other	588	662
	$3,557	$3,243

Note 9.     Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income	$15	$5	$49	$12
Unrealized foreign exchange gain (loss)	(65)	119	(256)	150
Realized foreign exchange gain (loss)	57	–	(8)	(1)
Government subsidy income	75	20	269	86
Other non-operating gain (loss)	(9)	(18)	(13)	14
Gain (loss) on disposal of assets	–	(1)	9	(38)
	$73	$125	$50	$223

Note 10. Stock-Based Compensation

The Company’s board of directors and stockholders previously approved, the 1998 Share Incentive Plan, the 2000 Share Incentive Plan, the 2004 Share Incentive Plan and the 2006 Share Incentive Plan, (collectively the “Prior Plans”). As of September 30, 2013, the Company had options outstanding to purchase 725,277 shares of common stock under its Prior Plans with a weighted average exercise price of $6.66. Following the Offering, no further awards will be granted under the Prior Plans. However, all outstanding awards under the Prior Plans will continue to exist and will continue to be governed by their existing terms.

On April 12, 2013, our board of directors adopted and approved the Company’s 2013 Equity Incentive Plan, (the “2013 Plan”), and it was subsequently approved by the Company’s stockholders on May 21, 2013. As of September 30, 2013, the Company had options outstanding to purchase 759,163 shares of common stock under the 2013 Plan with a weighted average exercise price of $9.96.

The Company issues stock options to employees, consultants and non-employee directors. Stock option awards for the Prior Plans and the 2013 Plan generally vest over a four year period and have a maximum term of ten years. Stock options under these plans have been granted at the fair market value on the date of the grant. Nonqualified and Incentive Stock Options and restrictive stock units may be granted from these plans. The fair market value of the Company’s stock has been historically determined by the board of directors and from time to time with the assistance of third party valuation specialists.

In 2010, 2011 and 2012, the Company had estimated the fair value of employee stock options at the date of the grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 70%, risk free interest rate of 1.01%, 2.32% and 1.72%, respectively, expected term of 6.25 years, no expected dividend yield, and estimated forfeitures of 10%. For grants issued after September 25, 2013, the same factors were used except that the expected volatility of 52% was used. Prior to the Offering, there had been no public market for the Company’s common stock. Therefore the expected volatility for options granted was derived from an analysis of reported data for a peer group of companies that issued options with similar terms. The expected volatility has been determined using an average of the expected volatility reported by this peer group of companies. The Company uses a risk free interest rate based on the 10-year Treasury as reported during the period. The expected term of options has been determined utilizing the simplified method which calculates a simple average based on vesting period and option life. The Company does not anticipate paying dividends in the near future. Estimated forfeitures were based on historical experience and future work force projections.

Employee stock-based compensation expenses recognized for three and nine months ended September 30, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of sales	$14	$2	$40	$6
Research and development	12	2	37	6
Sales and marketing	11	1	31	6
General and administrative	98	10	267	33
	$135	$15	$375	$51

Options have been granted to the Company’s employees under the Prior Plans and the 2013 Plan and generally become exercisable as to 25% of the shares on the first anniversary date following the vesting commencement date, generally the date of grant, and semi-annually thereafter. All options expire ten years after the date of grant. As of September 30, 2013, the Company had outstanding options to purchase 3,862 shares under the 1998 plan; 20,840 shares under the 2000 plan; 25,075 shares under the 2004 plan; 675,500 shares under the 2006 plan; and 759,163 shares under the 2013 plan.

The following is a summary of option activity during the nine month period ending September 30, 2013 (in thousands, except price data):

	Number of shares	Exercise price	Weighted average exercise price
Outstanding, December 31, 2012	419	3.00 - 9.00	5.935
Granted	1,097	7.50 - 9.96	9.207
Exercised	(14)	6.00	6.000
Forfeited	(13)	6.00 - 7.50	6.629
Expired	(5)	6.00 - 7.50	5.985
Outstanding, September 30, 2013	1,484	3.00 - 9.00	8.347
Exercisable, September 30, 2013	277	3.00 - 7.50	5.901
Vested and expected to vest	1,244	3.00 - 9.00	8.180

As of September 30, 2013, total compensation cost related to unvested stock options not yet recognized was $5.5 million, which is expected to be expensed over a weighted-average period of 3.74 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2013 was $1.1 million.

Note 11.     Stockholders’ Equity

Common Stock

The Company had authorized the issuance of up to 300,000,000 shares of common stock, all of which have been designated voting common stock, under its Certificate of Incorporation as of September 30, 2013.

Convertible Preferred Stock

The Company had authorized the issuance of up to 172,200,000 shares of preferred stock under the Company’s Certificate of Incorporation as of September 30, 2013. As of September 30, 2013 and prior to the completion of the Offering, the number of authorized and issued shares and the conversion rate from a preferred share into a common share by series was as follows:

	Authorized shares	Issued shares	Carrying value	Conversion rate
	(in thousands, except for conversion rate)
Series A (Redeemable)	4,900	160	$7,105	1:3.1731
Series C	17,500	582	21,802	1:2.3107
Series D	11,800	380	14,184	1:2.5360
Series E	11,000	345	28,055	1:3.6186
Series F	82,000	2,702	19,662	1:1.2000
Series G	45,000	1,431	14,993	1:1.0000
	172,200	5,600	$105,801

The conversion, participation and redemption rights associated with the preferred stock are further described in Note N of the notes to the financial statements and within the section titled Description of Capital Stock of the Registration Statement.

Warrants

As of September 30, 2013, we had outstanding warrants to purchase:

•	21,666 shares of our Series F preferred stock with a weighted average exercise price of $11.5384 per share of which 13,333 shares are exercisable under a warrant issued to our U.S. lender with an exercise price of $7.50 and 8,333 shares are exercisable under a warrant issued to our U.S. lender with an exercise price of $18.00 per share. If these warrants have not been exercised prior to the closing of the Offering, then the warrants automatically adjust to be exercisable for an aggregate of 26,000 shares of common stock at a weighted average exercise price of $9.6152 per share.

•	3,304 shares of our Series G preferred stock with an exercise price of $18.00 per share. These warrants, if not exercised prior to the completion of the Offering, will expire.

•	6,667 shares of our Series G preferred stock with an exercise price of $10.50 per share which are exercisable under a warrant issued to our U.S. lender. If this warrant has not been exercised prior to closing of the Offering, then pursuant to its terms, the warrant shall automatically adjust to be exercisable for 6,667 shares of common stock at $10.50 per share.

For the nine months ended September 30, 2013, $42,000 of expense was recorded related to these warrants. At September 30, 2013 $31,000 of deferred compensation remains to be expensed for these warrants. During the nine month period ended September 30, 2013, warrants were exercised for 74,219 of common shares.

Public Offering of Common Stock

On September 25, 2013, the Company sold 3.6 million shares of its common stock in its initial public offering at a price of $10.00 per share, providing proceeds of $33.5 million net of underwriting discounts and commissions. The Offering closed on October 1, 2013 and therefore the proceeds from the Offering and the issuance of common stock from the Offering are not reflected on the Company’s balance sheet as of September 30, 2013.

Note 12. Segment and Geographic Information

The Company operates in one reportable segment. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis, accompanied by information about product revenue, for purposes of evaluating financial performance and allocating resources.

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of the Company’s product manufacturing plants. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
United States	3,742	2,685	8,364	8,652
Taiwan	7,576	3,757	22,616	9,760
China	9,448	9,974	23,700	26,147
	$20,766	$16,416	$54,680	$44,559

	For the period ending
	September 30,	December 31,
	2013	2012
Long-lived assets:
United States	9,105	9,009
Taiwan	4,860	3,738
China	14,945	13,560
	$28,910	$26,307

Note 13. Subsequent Events

Public Offering of Common Stock

On October 1, 2013, the Company completed its Offering and issued and sold 3,600,000 shares of common stock at a public offering price of $10.00 per share for proceeds. The Company received proceeds of $33.5 million, net of underwriting discounts and commissions. Expenses incurred by the Company for the Offering were approximately $2.0 million and will be recorded against the proceeds received from the Offering. The Offering closed on October 1, 2013 and therefore the proceeds from the Offering and the issuance of the common stock are not reflected on the Company’s balance sheet as of September 30, 2013.

On October 22, 2013, the Company’s existing stockholders sold an aggregate of 540,000 shares of common stock, at a price of $10.00 per share, before underwriting discount and commission, as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares.

Conversion of Preferred Stock to Common Stock

On October 1, 2013, the Company filed with the Delaware Secretary of State an Amended and Restated Certificate of Incorporation that converted all of its then outstanding preferred stock to common stock. Immediately after conversion of the preferred stock, the company had 9,029,095 shares of common stock outstanding, prior to issuance of shares to new investors from the Offering. The Amended and Restated Certificate of Incorporation changed the authorized shares to provide for 45,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Repayment of Debt

On October 1, 2013, from the net proceeds received in the Offering, the Company paid $9.4 million to East West Bank in reduction of the credit line and paid $2.4 million to the China bank reducing the Chinese credit line.

Loan Amendment

In November 2013, the company’s outstanding loan agreement (the 11th amendment) with East West Bank was amended to reduce its revolving line of credit from $10.5M to $7.0M and modify certain monthly reporting covenants, including conversion of its line of credit to a non-formula revolving line of credit, permitting the company to maintain depository accounts with other US banks, and permitting loan agreements with third-party financial institutions and permitting the pledge of up to $10 million of U.S. assets to secure Asia debt.

Taiwan Lease

On August 28, 2013, the Company amended its two operating lease agreements with Admiral Overseas Corporation for its operation facility in Taiwan.   These amendments extended the lease terms of both lease agreements, which cover office spaces located on the 4th, 6th and 7th floor of its operation facility in Taipei, Taiwan, from March 31, 2014 and April 9, 2014, to March 31, 2015. On September 11, 2013, the Company also entered into a lease agreement with Admiral Overseas Corporation to lease 12,366 square feet of office space, located on the 5th floor of the same building of its operation facility in Taipei, Taiwan. This lease agreement commenced on October 1, 2013 and terminates on March 31, 2015.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our Registration Statement on Form S-1 that was effective on September 25, 2013 and on file with the SEC. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” “will” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” provided below, and those discussed in other documents we file with the SEC. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Overview

We are a leading, vertically integrated provider of fiber-optic access networking products. We target three networking end-markets: Cable TV Broadband, or CATV, Fiber-to-the-Home, or FTTH and internet data centers. In designing products for our customers, we begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. We tailor our products to our customers’ needs and specifications, but leverage fundamental laser technology across our different products.

The three end markets we target are all driven by increasing bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. To address this increased bandwidth demand, CATV and FTTH service providers are investing to enhance the capacity and capability of their networks. The trend of rising bandwidth consumption also impacts the internet data center market, as reflected in the shift to higher speed server connections. As a result of these trends, fiber-optic networking technology is becoming essential in all three of our target markets, as it is often the only economic way to deliver the required bandwidth.

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and better control over product quality and manufacturing costs. The lasers we manufacture are proven to be reliable over time and highly tolerant of changes in temperature and humidity, making them well-suited to the CATV and FTTH markets where networking equipment is often installed outdoors.

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are partnered with our manufacturing locations. In our U.S. facility, we manufacture our laser chips, sub-assemblies and components. We manufacture our laser chips only within our U.S. facility, where our laser R&D team is located. In our Taiwan location, we manufacture transceivers for the FTTH and internet data center markets, which incorporate our own laser chips and components made in the U.S. In our China facility we take advantage of lower labor costs and manufacture most of our CATV equipment systems, such as headend transmitters and outdoor nodes. Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2000.

Our sales model focuses on direct engagement and close coordination with our customers to determine product design, qualifications, performance through coordination of our sales, product engineering and manufacturing teams. Our strategy is to use our direct sales force to sell to key accounts within our markets increasing product penetration within those customers while also growing our overall customer base in certain international and domestic markets. We have direct sales personnel in each of our U.S., Taiwan and China locations focusing on a direct and local basis with our CATV, FTTH and internet data center customers. Throughout our sales cycle, we work closely with our customers to achieve design wins that we believe provides long-lasting relationships and promotes higher customer retention.

We have grown our revenue at a 36.4% CAGR between 2009 and 2012. In 2012, our revenue growth of 32.6% over the prior year was driven primarily by increasing OEM outsourcing in the CATV market and expansion of sales in the China markets. Growth in the first nine months of 2013 has been driven primarily by increasing revenue from our internet data center customers.

Our principal executive offices are located at 13115 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.6%	71.5%	70.1%	69.7%
Gross profit	30.4%	28.5%	29.9%	30.3%
Operating expenses	0.0%	0.0%	0.0%	0.0%
Research and development	10.6%	12.8%	11.2%	12.1%
Sales and marketing	5.0%	4.6%	5.5%	5.3%
General and administrative	11.7%	12.0%	13.3%	13.2%
Total operating expenses	27.4%	29.4%	29.9%	30.6%
Income (loss) from operations	3.1%	-1.0%	0.0%	-0.3%
Other income (expense)	0.0%	0.0%	0.0%	0.0%
Interest expense	-1.6%	-2.1%	-1.7%	-2.4%
Other income (expense), net	0.4%	0.8%	0.1%	0.5%
Total other expense	-1.2%	-1.4%	-1.6%	-1.9%
Income (loss) before income taxes	1.9%	-2.3%	-1.6%	-2.2%
Income taxes	0.0%	0.0%	0.0%	0.0%
Net income (loss)	1.9%	-2.3%	-1.6%	-2.2%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers for the CATV, FTTH and internet data center markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. We also anticipate that our revenue derived from the FTTH and internet data center markets will increase as a percentage of our revenue as we further penetrate and extend our products into these markets. The following chart provides the revenue contribution from each of the markets we serve for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
CATV	70.1%	82.4%	61.0%	82.1%
Data Center	15.5%	6.0%	24.6%	5.2%
FTTH	4.7%	4.3%	5.1%	4.9%
Other	9.7%	7.4%	9.3%	7.9%
	100.0%	100.0%	100.0%	100.0%

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
CATV	$14,559	$13,530	$1,029	7.6%	$33,332	$36,565	$(3,233)	(8.8%)
Data Center	3,216	977	2,239	229.2%	13,476	2,295	11,181	487.2%
FTTH	982	698	284	40.7%	2,774	2,178	596	27.4%
Other	2,009	1,211	798	65.9%	5,098	3,521	1,577	44.8%
Total Revenue	$20,766	$16,416	$4,350	26.5%	$54,680	$44,559	$10,121	22.7%

Revenues in the internet data center market were driven primarily by increasing sales to new customers acquired late in 2012. Revenues in the FTTH and other markets were driven primarily by the addition of new customers in the FTTH market and increasing sales to existing customers in the other markets. The decline in revenues in the CATV market in the nine months ended September 30, 2013 was a result of market-wide weakness in the first half of 2013, particularly in China, as well as delays in orders as a consequence of mergers among several of our CATV customers.

For the three months ended September 30, 2013 and the nine months ended September 30, 2013, our top ten customers represented 76.3% and 78.3% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended September 30,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$14,445	69.6%	$11,743	71.5%	$2,702	23.0%
Gross margin		30.4%		28.5%

	Nine months ended September 30,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$38,327	70.1%	$31,074	69.7%	$7,253	23.3%
Gross margin		29.9%		30.3%

Cost of goods sold increased by $2.7 million, or 23.0%, from the three months ended September 30, 2012 to the three months ended September 30, 2013, primarily due to an increase in sales of $4.3 million or 26% over the prior year.

Cost of goods sold increased by $7.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was primarily due to an increase in sales volume of $10.1 million.

Within our markets, we sell similar products in different geographic regions at different prices, and therefore realize different gross margins among those similar products. The increase in gross margin from 28.5% to 30.4% for the three months ended September 30, 2013 was the result of a favorable product mix of markets and products. The decrease in gross margin for the nine months ended September 30, 2013 was primarily the result of an unfavorable product mix in the Asian market, leading to higher than normal direct labor and overhead charges.

Operating expenses

	Three months ended September 30,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development	$2,211	10.6%	$2,095	12.8%	$116	5.5%
Sales and marketing	1,034	5.0%	756	4.6%	278	36.8%
General and administrative	2,419	11.6%	1,963	12.0%	456	23.2%
Amortization of intangible assets	17	0.1%	15	0.1%	2	13.3%
Total operating expenses	$5,681	27.4%	$4,829	29.4%	$852	17.6%

	Nine months ended September 30,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development	$6,112	11.2%	$5,379	12.1%	$733	13.6%
Sales and marketing	2,994	5.5%	2,369	5.3%	625	26.4%
General and administrative	7,206	13.2%	5,846	13.1%	1,360	23.3%
Amortization of intangible assets	51	0.1%	44	0.1%	7	15.9%
Total operating expenses	$16,363	29.9%	$13,638	30.6%	$2,725	20.0%

Research and development expense

Research and development expense increased by $0.1 million, or 5.5%, from the three months ended September 30, 2012 compared to the three months ended September 30, 2013. For the nine months ended September 30, 2013, expense increased $0.7 million or 13.6% over the same period in 2012. The increase in both instances was primarily due to increases in personnel costs and R&D work order and project costs related to new product development, primarily for 40G transceivers in the data center market and DWDM transceivers in the FTTH market.

Sales and marketing expense

Sales and marketing expense increased by $0.3 million, or 36.8%, from the three months ended September 30, 2012 compared to the three months ended September 30, 2013. For the nine months ended September 30, 2013, expense increased $0.6 million or 26.4% over the same period in 2012. These increases were primarily due to an increase in commission expense and other marketing activities.

General and administrative expense

General and administrative expense increased by $0.5 million, or 23.2%, from the three months ended September 30, 2012 compared to the three months ended September 30, 2013. For the nine months ended September 30, 2013, expense increased $1.4 million or 23.3% over the same period in 2012. These increases were primarily due to an increase in personnel costs, professional fees and travel expenses.

Other income (expense), net

	Three months ended September 30,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Interest income	$15	0.1%	$5	0.0%	$10	200.0%
Interest expense	(323)	(1.6%)	(350)	(2.1%)	27	(7.7%)
Other income (expense), net	58	0.3%	120	0.7%	(62)	(51.7%)
Total Other income (expense), net	$(250)	(1.2%)	$(225)	(1.4%)	$(25)	11.1%

	Nine months ended September 30,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Interest income	$49	0.1%	$12	0.0%	$37	308.3%
Interest expense	(925)	(1.7%)	(1,067)	(2.4%)	142	(13.3%)
Other income (expense), net	1	0.0%	211	0.5%	(210)	(99.5%)
Total Other income (expense), net	$(875)	(1.6%)	$(844)	(1.9%)	$(31)	3.7%

Total other income (expense), net remained relatively unchanged from the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2013. Interest expense decreased overall for each of the periods due to the benefit of lower interest rates on relatively unchanged loan balances.

Other income (expense) increased due to government subsidies received in China offset by an unrealized foreign exchange loss recognized resulting from the depreciation of the Asia currencies against the U.S. dollar. We qualify as a high-tech enterprise and are paid subsidies from time to time based upon the revenue earned in China by the Chinese government to foster local high-tech manufacturing.

Benefit from (provision for) income taxes

Our effective tax rate was 0.0% for the three and nine months ended September 30, 2013, as we have historically not generated positive taxable income. Our net deferred tax assets are fully offset by a deferred tax valuation allowance.

Liquidity and Capital Resources

Since inception, we have financed our operations through private sales of equity securities and cash generated from operations and from various lending arrangements. On September 25, 2013, we priced our initial public offering that provided $33.5 million in net proceeds, after deducting underwriting discounts and commissions. However, the offering did not close until October 1, 2013 and therefore the net proceeds are not reflected on our balance sheet as of September 30 2013. At September 30, 2013, our cash, cash equivalents and restricted cash totaled $7.3 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$(2,454)	$(807)
Net cash used in investing activities	(4,817)	(2,773)
Net cash provided by financing activities	3,695	12,202
Effect of exchange rates on cash and cash equivalents	178	(59)
Net increase (decrease) in cash and cash equivalents	$(3,398)	$8,563

Operating activities

For the nine months ended September 30, 2013, net cash used in operating activities was $2.5 million. Cash used in operating activities primarily related to an increase in accounts receivable from the sale of our products, an increase in inventory related to sales orders and a decrease in accounts payable to our suppliers. During the nine months ended September 30, 2013, we recognized a net loss of $0.9 million. The net loss incorporated non-cash charges, including depreciation and amortization of $2.4 million, stock-based compensation expenses of $0.4 million and non-cash increases to our inventory reserve account of $0.6 million.

For the nine months ended September 30, 2012, net cash used in operating activities was $0.8 million. Cash used in operating activities primarily related to an increase in inventory related to sales orders and a decrease in accounts payable to our suppliers. During the nine months ended September 30, 2012, we recognized a net loss of $1.0 million. The net loss incorporated non-cash charges, including depreciation and amortization of $2.2 million and non-cash increases to our inventory reserve account of $0.6 million.

Investing activities

For the nine months ended September 30, 2013, net cash used in investing activities was $4.8 million for the purchase of additional machinery and equipment to support new product development efforts and manufacturing activities.

For the nine months ended September 30, 2012, net cash used in investing activities was $2.8 million for the purchase of additional machinery and equipment to support new product development efforts and manufacturing activities.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of preferred stock and activity associated with our various lending arrangements.

For the nine months ended September 30, 2013, our financing activities provided $3.7 million in cash. We received $4.9 million in net borrowings associated with our bank loans and received $0.6 million from the exercise of stock options and warrants. These increases were offset by an increase in our restricted cash by $0.5 million, related to the compensating balances required for bank acceptance notes in China and $1.3 million for expenses related to our initial public stock offering

For the nine months ended September 30, 2012, our financing activities provided $12.2 million in cash. We received 10.2 million in cash from the issuance of preferred stock and $2.3 million in net borrowings associated with our bank loans. These increases were offset by an increase in our restricted cash by $0.2 million, related to the compensating balances required for bank acceptance notes in China.

Loans and commitments

We have lending arrangements with several financial institutions, including a loan and security agreement with East West Bank in the U.S., several lines of credit arrangements for our China subsidiary and a financing agreement for our Taiwan location.

As of September 30, 2013, our loan and security agreement in the U.S. included a $10.5 million revolving line of credit which matures on November 15, 2014. Also included with the same bank are three term loans with monthly payments of principal and interest that mature on November 15, 2014 and September 10, 2017. As of September 30, 2013, we had $9.36 million outstanding under the revolving line of credit and $3.1 million, and $1.85 million outstanding on the term loans. Our loan and security agreement requires us to maintain certain financial covenants, including current ratio, and restricts our ability to incur additional debt or to engage in certain transactions and is secured by substantially all of our U.S. assets. As of September 30, 2013, we were in compliance with all covenants contained in this agreement.

As of September 30, 2013, our China subsidiary had a $13.7 million line of credit facility with China banks. As of September 30, 2013, a total of $11.4 million was outstanding under various notes, each with its own maturity date and each renewing annually from December 2013 to August 2014 with one-year terms. The notes that begin to mature in December 2013 are expected to be renewed on the same terms and with new one year terms. These loans have renewed each year for the past three years. While there can be no assurance of renewal as each loan matures, we expect these loans to renew this year as they have over the past periods.

As of September 30, 2013, our Taiwan location had a $0.98 million equipment loan balance. The Company entered into a 24-month equipment financing agreement of $1.0 million with a Taiwan financing company in July 2013. The financing agreement requires equipment collateral and is payable in monthly installment payments over 24 months, maturing in July 2015.

On September 10, 2013, our loan and security agreement in the U.S. was amended to add $5.0 million of borrowing capability to the existing credit line, for the purpose of financing equipment. The additional equipment term loan allows us to draw up to the lesser of (i) $5.0 million, or (ii) 90% of the costs of equipment purchased between March 31, 2013 and March 10, 2014. Through March 10, 2014, we are required to pay interest only on the then-outstanding balance, and then pay equal principal payments plus accrued interest monthly for the following 42 months. The interest rate for such equipment term loan is the bank’s prime lending rate plus 1.25%, currently a total of 4.5%. As of September 30, 2013, we borrowed $1.85 million under this loan agreement.

On October 1, 2013, the Company received $33.5 million in net proceeds from the company’s initial public offering and used $11.8 million of those proceeds in October to reduce debt by repaying $9.4 million to East West Bank and $2.4 million to a China bank.

Bank Acceptance Payable

A customary business practice in China is to pay accounts payable with bank acceptance notes issued by a bank (so-called Bank Acceptances). From time to time we issue Bank Acceptances to our suppliers in China. These Bank Acceptances are non-interest bearing and are generally due within six months, and such Bank Acceptances may be redeemed with the issuing bank prior to maturity at a discount. As a condition of the Bank Acceptances lending arrangements, we are required to keep a compensating balance at the issuing bank that is a percentage of the total Bank Acceptances balance until the Bank Acceptances are paid by our China subsidiary. These balances are classified as restricted cash on our consolidated balance sheets. As of September 30, 2013, our restricted cash and Bank Acceptance payable totaled $1.0 million and $3.0 million, respectively.

Future liquidity needs

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for the next 12 to 24 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2013 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank acceptance payable and long-term debt(1)	$29,753	$15,135	$14,618	$–	$–
Operating leases(2)	850	793	57	–	–

Total commitments	$30,603	$15,928	$14,675	$–	$–

(1)	We have several loan and security agreements in China and the U.S. that provide various credit facilities, including lines of credit, term loans and bank acceptance notes. The amount presented in the table represents the principal portion of the obligations.
(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risk represents the risk of loss that may impact our financial statements through adverse changes in interest rates, foreign exchange rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. We have not historically attempted to reduce our market risks through hedging instruments; we may, however, do so in the future.

Interest Rate Fluctuation Risk

Our cash equivalents consisted primarily of money market funds, and interest and non-interest bearing bank deposits. Our primary objectives are the safety of our principal balances and maintaining liquidity. We attempt to maximize the return on these balances without significantly increasing risk, but have little opportunity to do so given the short-term nature of our investments and current interest rate environments. We do not anticipate any material effect on our cash balances or investment portfolio due to fluctuations in interest rates.

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of September 30, 2013, a portion of our U.S. debt bears a fixed rate of interest, and a portion of our U.S. debt bears a variable rate of interest that is based upon the prime rate. The debt subject to variable rates is subject to fluctuation in the prime rate of interest. As of September 30, 2013, our China debt was based on variable rates of interest when each term loan is drawn (but it is fixed for the term of that draw), and is therefore subject to fluctuations in market interest rates. As of September 30, 2013, we had not hedged our interest rate risk.

With respect to our interest expense for the nine months ended September 30, 2013, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.3 million in our interest expense for such period.

Foreign Exchange Rates

We operate on an international basis with a portion of our revenue and expenses being incurred in currencies other than the U.S. dollar. Fluctuations in the value of these foreign currencies in which we conduct our business relative to the U.S. dollar affects our results and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon our future operating results. The effect on our results of operations from currency fluctuations is reduced, however, because we have revenue and expenses in each of these foreign currencies. We maintain certain assets, including certain bank accounts, accounts receivables, land and building, in RMB and the NT dollar, which are sensitive to foreign currency exchange rate fluctuations. Certain of our current and long-term liabilities are denominated in these currencies. Additionally, the value of the RMB against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in political and economic conditions in China. Under China’s current exchange rate regime, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term.

We use the U.S. dollar as our functional and reporting currency for our financial statements. All transactions in currencies other than the U.S. dollar during the year are re-measured at the exchange rates prevailing on the respective relevant dates of such transactions. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than the U.S. dollar are re-measured at the exchange rates prevailing on such date. Exchange differences are recorded in our consolidated income statement. The financial records of our China subsidiary and our Taiwan location are maintained in their respective local currencies, the RMB and the NT dollar, which are the functional currencies for our China subsidiary and our Taiwan location, respectively. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the then current period using a monthly average. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income in our statement of stockholders’ equity (deficit) and comprehensive income. Transaction gains and losses are recognized in our statements of operations in other income (expense).

During the nine months ended September 30, 2013, 8.0% of our revenue was denominated in RMB and 0.0% of our revenue was denominated in NT dollars. In the nine months ended September 30, 2013, 21.6% of our operating expenses were denominated in RMB and 26.9% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of revenues and net income, and have a significant impact on our operating margins. If exchange rates for RMB and NT dollars for U.S. dollars were 1% higher during the nine months ended September 30, 2013, our operating expenses would have been higher by $80,000.

As of September 30, 2013, we held the U.S. dollar equivalent of approximately $1.7 million in RMB and $0.1 million in NT dollars, included in cash and cash equivalents. With respect to our cash and cash equivalents as of September 30, 2012, a 1.0% change in the exchange rates between the RMB and the U.S. dollar or the NT dollar and the U.S. dollar would result in an immaterial change in our total cash and cash equivalents.

During the three months ended September 30, 2013 and 2012, we recognized foreign currency transaction losses of $0.0 million and gains of $0.1 million, respectively. During the nine months ended September 30, 2013 and 2012, we recognized foreign currency transaction losses of $0.3 million and gains of $0.1 million, respectively.

Inflation

We believe that the relatively low rate of inflation in the U.S. over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. However, an increase in the rate of inflation in the future may have an adverse effect on our levels of gross profit if material prices rise and if sales prices for our products do not proportionately increase. Changes in the proportion of our operations in China or Taiwan may result in inflation having a more significant impact on our operating results in the future.

Item 4.     Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation required by the Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings

As of September 30, 2013, we were not involved in any material pending legal proceedings.

Item 1A.     Risk Factors

We have marked with an (*) those risk factor descriptions that contain substantive changes relative to the descriptions included in the Risk Factors section of our Registration Statement on Form S-1, effective on September 25, 2013 and as filed with the SEC.

Risks Inherent in Our Business

(*) We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. In 2010, 2011, 2012 and in the nine months ended September 30, 2013, our top ten customers represented 80.5%, 76.6%, 77.6% and 78.3% of our revenue, respectively. In 2012, Cisco Systems, Inc. represented 33.2% of our revenue and Biogenomics Corp., a distributor, represented 11.2% of our total revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

Adverse events affecting our key customers could also negatively affect our ability to retain their business and obtain new purchase orders, which could adversely affect our revenue and results of operations. For example, in recent years, there has been consolidation among various network equipment manufacturers and this trend is expected to continue. We are unable to predict the impact that industry consolidation would have on our existing or potential customers. For instance, following the completion of Arris Group Inc.'s acquisition of Motorola Mobility Holdings, Inc., changes in strategy or management may affect purchasing decisions and other strategic objectives involving our products that were pursued prior to that acquisition. We may not be able to offset any potential decline in revenue arising from the consolidation of our existing customers with revenue from new customers or additional revenue from the merged company.

If our customers do not qualify our products for use on a timely basis, our results of operations may suffer.

Prior to the sale of new products, our customers typically require us to obtain their approval and qualify our products for use in their applications. Additionally, new customers often audit our manufacturing facilities and perform other evaluations during this process. The qualification process involves product sampling and reliability testing and collaboration with our product management and engineering teams in the design and manufacturing stages. If we are unable to accurately predict the amount of time required to qualify our products with customers, or are unable to qualify our products with certain customers at all, then our ability to generate revenue could be delayed or our revenue would be lower than expected and we may not be able to recover the costs associated with the qualification process or with our product development efforts, which would have an adverse effect on our results of operations.

In addition, due to rapid technological changes in our markets, a customer may cancel or modify a design project before we have qualified our product or begun volume manufacturing of a qualified product. It is unlikely that we would be able to recover the expenses for cancelled or unutilized custom design projects. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects, but any such delay, cancellation or modification would have a negative effect on our results of operations.

Our ability to successfully qualify and scale capacity for new technologies and products is important to our ability to grow our business and market presence. If we are unable to qualify and sell any of our new products in volume, on time, or at all, our results of operations may be adversely affected.

Customer demand is difficult to forecast accurately and, as a result, we may be unable to match production with customer demand.

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of product demand and customer requirements. Our products are typically purchased pursuant to individual purchase orders. While our customers may provide us with their demand forecasts, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Furthermore, many of our customers may increase, decrease, cancel or delay purchase orders already in place without significant penalty. The short-term nature of commitments by our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate more onerous procurement commitments and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. If any of our major customers decrease, stop or delay purchasing our products for any reason, we will likely have excess manufacturing capacity or inventory and our business and results of operations would be harmed.

We are subject to the cyclical nature of the markets in which we compete and any future downturn will likely reduce demand for our products and revenue.

In each of our target markets, including the CATV market, our sales depend on the aggregate capital expenditures of service providers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Our historical results of operations have been subject to these cyclical fluctuations, and we may experience substantial period-to-period fluctuations in our future results of operations. Any future downturn in any of the markets in which we compete could significantly reduce the demand for our products and therefore may result in a significant reduction in our revenue. Our revenue and results of operations may be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in any of the markets utilizing our products. We may not be able to accurately predict these cyclical fluctuations and the impact of these fluctuations may have on our revenue and operating results.

(*) If the CATV market does not continue to develop as we expect, or if there is any downturn in this market, our business would be adversely affected.

Historically, we have generated much of our revenue from the CATV market. In 2010, 2011 and 2012, the CATV market represented 81.4%, 81.4% and 78.6% of our revenue, respectively. For the three months and nine months ended September 30, 2013, the CATV market represented 70.1% and 61.0% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecommunications, wireless or satellite, will gain the most widespread acceptance. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition or results of operations will be adversely affected. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecommunication service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

We have limited operating history in the FTTH and internet data center markets, and our business could be harmed if these markets do not develop as we expect.

We have only recently begun offering products to the FTTH and internet data center markets. Our business in these markets is dependent on the deployment of our optical components, modules and subassemblies. In the FTTH market, we are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 gigabit per second service to the home. In the internet data center market, we are relying on the emergence of new data center providers and their adoption of open data center architectures that use a mix of systems and components from a variety of vendors, including non-traditional equipment vendors. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins, and data centers may elect to use larger vendors that require data center operators to purchase the optical modules for their systems from such larger vendors. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition or results of operations will be adversely affected.

If we encounter manufacturing problems, we may lose sales and damage our customer relationships.

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our wafer fabrication facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use an Molecular Beam Epitaxy, or MBE fabrication process to make our lasers, rather than Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our MBE fabrication process relies on custom-manufactured equipment. If our MBE fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers, which would negatively affect our sales, competitive position and reputation. We may also experience delays in production, typically in February, during the Chinese New Year holiday when our facilities in China and Taiwan are closed.

We must continually develop successful new products and enhance existing products, and if we fail to do so or if our release of new or enhanced products is delayed, our business may be harmed.

The markets for our products are characterized by frequent new product introductions, changes in customer requirements and evolving industry standards, all with an underlying pressure to reduce cost and meet stringent reliability and qualification requirements. Our future performance will depend on our successful development, introduction and market acceptance of new and enhanced products that address these challenges. If we are unable to make our new or enhanced products commercially available on a timely basis, we may lose existing and potential customers and our financial results would suffer. In addition, due to the costs and length of research, development and manufacturing process cycles, we may not recognize revenue from new products until long after such expenditures, if at all, and our margins may decrease if our costs are higher than expected, adversely affecting our financial condition and results of operation. Although the length of our product development cycle varies widely by product and customer, it may take 18 months or longer before we receive our first order. As a result, we may incur significant expenses long before customers accept and purchase our products. Product development delays may result from numerous factors, including:

•	modification of product specifications and customer requirements;

•	unanticipated engineering complexities;

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	rapidly changing technology or competitive product requirements.

The introduction of new products by us or our competitors could result in a slowdown in demand for our existing products and could result in a write-down in the value of our inventory. We have in the past experienced a slowdown in demand for existing products and delays in new product development, and such delays will likely occur in the future. To the extent we experience product development delays for any reason or we fail to qualify our products and obtain their approval for use, which we refer to as a design win, our competitive position would be adversely affected and our ability to grow our revenue would be impaired. Furthermore, our ability to enter a market with new products in a timely manner can be critical to our success because it is difficult to displace an existing supplier for a particular type of product once a customer has chosen a supplier, even if a later-to-market product provides better performance or cost efficiency.

The development of new, technologically advanced products is a complex and uncertain process requiring frequent innovation, highly-skilled engineering and development personnel and significant capital, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product introductions by competitors, technological changes or emerging industry standards. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, license these technologies from third parties, or remain competitive in our markets.

Increasing costs and shifts in product mix may adversely impact our gross margins.

Our gross margins on individual products and among products fluctuate over each product’s life cycle. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices and our ability to reduce product costs, and these fluctuations are expected to continue in the future. We may not be able to accurately predict our product mix from period to period, and as a result we may not be able to forecast accurately our overall gross margins. The rate of increase in our costs and expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our business, our results of operations and our financial condition.

Given the high fixed costs associated with our vertically integrated business, a reduction in demand for our products will likely adversely impact our gross profits and our results of operations.

We have a high fixed cost base due to our vertically integrated business model. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

(*) We have a history of losses which may continue in the future.

We have a history of losses and we may incur additional losses in future periods. In the years ended December 31, 2010, 2011 and 2012 and in the nine months ended September 30, 2013, we experienced net losses of $3.4 million, $5.3 million, $0.9 million, and $0.9 million, respectively. As of December 31, 2012 and September 30, 2013, our accumulated deficit was $81.9 million and $82.8 million, respectively. These losses were due to expenditures made to expand our business, including expenditures for hiring additional research and development and sales and marketing personnel, and expenditures to expand and maintain our manufacturing facilities and research and development operations. We expect to continue to make significant expenditures related to our business, including expenditures for hiring additional research and development and sales and marketing personnel, and expenditures to maintain and expand our manufacturing facilities and research and development operations. In addition, as a public company, we will incur significant additional time demands and legal, accounting and other expenses that we did not incur as a private company. Our management and other personnel will need to devote a substantial amount of time to complying with the applicable rules and requirements of being a public company.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and operating results have varied in the past and will likely continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	the timing, size and mix of sales of our products;
•	fluctuations in demand for our products, including the increase, decrease, rescheduling or cancellation of significant customer orders;
•	our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner and that meet customer requirements;
•	new product introductions and enhancements by us or our competitors;
•	the gain or loss of key customers;
•	the rate at which our present and potential customers and end users adopt our technologies;
•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;
•	quality control or yield problems in our manufacturing operations;
•	length and variability of the sales cycles of our products;
•	unanticipated increases in costs or expenses;
•	the loss of key employees;
•	different capital expenditure and budget cycles for our customers, affecting the timing of their spending for our products;
•	political stability in the areas of the world in which we operate;
•	fluctuations in foreign currency exchange rates;
•	changes in accounting rules;
•	the evolving and unpredictable nature of the markets for products incorporating our solutions; and
•	general economic conditions and changes in such conditions specific to our target markets.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual operating results. In addition, a significant amount of our operating expenses is relatively fixed in nature due to our internal manufacturing, research and development, sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. For these reasons, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of future performance. Moreover, our operating results may not meet our announced guidance or the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly. There can be no assurance that we will be able to successfully address these risks.

We face intense competition which could negatively impact our results of operations and market share.

The markets into which we sell our products are highly competitive. Our competitors range from large, international companies offering a wide range of products to smaller companies specializing in niche markets. Current and potential competitors may have substantially greater name recognition, financial, marketing, research and manufacturing resources than we do, and there can be no assurance that our current and future competitors will not be more successful than us in specific product lines or markets. Certain of our competitors may also have better-established relationships with our current or potential customers. Some of our competitors have more resources to develop or acquire new products and technologies and create market awareness for their products and technologies. In addition, some of our competitors have the financial resources to offer competitive products at below-market pricing levels that could prevent us from competing effectively and result in a loss of sales or market share or cause us to lower prices for our products. In recent years, there has been consolidation in our industry and we expect such consolidation to continue. Consolidation involving our competitors could result in even more intense competition. Network equipment manufacturers, who are our customers, and network service providers may decide to manufacture the optical subsystems incorporated into their network systems in-house instead of outsourcing such products to companies such as us. We also encounter potential customers that, because of existing relationships with our competitors, are committed to the products offered by our competitors.

We depend on key personnel to develop and maintain our technology and manage our business in a rapidly changing market.

The continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel is essential to our success. For example, our ability to achieve new design wins depends upon the experience and expertise of our engineers. Any of our key employees, including our Chief Executive Officer, Chief Financial Officer, Chief Strategy Officer, Senior Vice President of Network Equipment Module Business Unit and Asia General Manager, may resign at any time. We do not have key person life insurance policies covering any of our employees. To implement our business plan, we also intend to hire additional employees, particularly in the areas of engineering and manufacturing. Our ability to continue to attract and retain highly skilled employees is a critical factor in our success. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to satisfy our current or future needs. Our ability to develop, manufacture and sell our products, and thus our financial condition and results of operations, would be adversely affected if we are unable to retain existing personnel or hire additional qualified personnel.

We depend on a limited number of suppliers and any supply interruption could have an adverse effect on our business.

We depend on a limited number of suppliers for certain raw materials and components used in our products. Some of these suppliers could disrupt our business if they stop, decrease or delay shipments or if the materials or components they ship have quality or reliability issues. Some of the raw materials and components we use in our products are available only from a sole source or have been qualified only from a single supplier. Furthermore, other than our current suppliers, there are a limited number of entities from whom we could obtain certain materials and components. We may also face shortages if we experience increased demand for materials or components beyond what our qualified suppliers can deliver. Our inability to obtain sufficient quantities of critical materials or components could adversely affect our ability to meet demand for our products, adversely affecting our financial condition and results of operation.

We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and components to us at any time or fail to supply adequate quantities of materials or components to us on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new suppliers. Our customers generally restrict our ability to change the components in our products. For more critical components, any changes may require repeating the entire qualification process. Our reliance on a limited number of suppliers or a single qualified vendor may result in delivery and quality problems, and reduced control over product pricing, reliability and performance.

Our products could contain defects that may cause us to incur significant costs or result in a loss of customers.

Our products are complex and undergo quality testing as well as formal qualification by our customers. Our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. Our products are typically embedded in, or deployed in conjunction with, our customers’ products, which incorporate a variety of components, modules and subsystems and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. While we have not experienced material failures in the past, we will continue to face this risk going forward because our products are widely deployed in many demanding environments and applications worldwide. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty to maintain customer relationships. Any significant product failure could result in litigation, damages, repair costs and lost future sales of the affected product and other products, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems, all of which would harm our business. Although we carry product liability insurance, this insurance may not adequately cover our costs arising from defects in our products or otherwise.

(*) We face a variety of risks associated with our international sales and operations.

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales. For the nine months ended September 30, 2013, 26.0% of our revenue was derived from sales that occurred outside of the U.S.. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan. Our international revenue and operations are subject to a number of material risks, including:

•	difficulties in staffing, managing and supporting operations in more than one country;
•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
•	fewer legal protections for intellectual property in foreign jurisdictions;
•	foreign and U.S. taxation issues and international trade barriers;
•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;
•	fluctuations in foreign economies;
•	fluctuations in the value of foreign currencies and interest rates;
•	trade and travel restrictions;
•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;
•	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and
•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

Negative developments in any of these factors in China or Taiwan or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business. Although we maintain certain compliance programs throughout the company, violations of U.S. and foreign laws and regulations may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business.

Our business operations conducted in China and Taiwan are important to our success. A substantial portion of our property, plant and equipment is located in China and Taiwan. We expect to make further investments in China and Taiwan in the future. Therefore, our business, financial condition, results of operations and prospects are subject to economic, political, legal, and social events and developments in China and Taiwan. China does not recognize the sovereignty of Taiwan. Although significant economic and cultural relations have been established during recent years between China and Taiwan, relations have often been strained and the government of China has previously threatened to use military force to gain control over Taiwan. Factors affecting military, political or economic conditions in China and Taiwan could have a material adverse effect on our financial condition and results of operations, as well as the market price and the liquidity of our common shares.

In some instances, we rely on third parties to assist in selling our products, and the failure of those parties to perform as expected could reduce our future revenue.

Although we primarily sell our products through direct sales, we also sell our products to some of our customers through third party sales representatives and distributors. Many of such third parties also market and sell products from our competitors. Our third party sales representatives and distributors may terminate their relationships with us at any time, or with short notice. Our future performance will also depend, in part, on our ability to attract additional third party sales representatives and distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If our current third party sales representatives and distributors fail to perform as expected, our revenue and results of operations could be harmed.

Failure to manage our growth effectively may adversely affect our financial condition and results of operations.

Successful implementation of our business plan in our target markets requires effective planning and management. We plan to continue to expand the scope of our operations. We currently operate facilities in Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. We currently manufacture our lasers using a proprietary process and customized equipment located only in our Sugar Land, Texas facility, and it will be costly to duplicate that facility to scale our laser manufacturing capacity or to mitigate the risks associated with operating a single facility. The challenges of managing our geographically dispersed operations have increased and will continue to increase the demand on our management systems and resources. Moreover, we are continuing to improve our financial and managerial controls, reporting systems and procedures. Any failure to manage our expansion and the resulting demands on our management systems and resources effectively may adversely affect our financial condition and results of operations.

Our loan agreements contain restrictive covenants that may adversely affect our ability to conduct our business.

We have lending arrangements with several financial institutions, including loan agreements with East West Bank in the U.S., and our China subsidiary has a line of credit arrangement. Our loan agreements governing our long-term debt obligations in the U.S. contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, pay dividends, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our U.S. loan agreements with East West Bank are secured by substantially all of our U.S. assets, including our intellectual property assets, our Sugar Land facility and our equity interests in our subsidiaries, which limits our ability to provide collateral for additional financing. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

We may not be able to obtain additional capital when desired, on favorable terms or at all.

We operate in a market that makes our prospects difficult to evaluate and, to remain competitive, we will be required to make continued investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. If we do not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, we may need additional financing to implement our business strategy, which includes:

•	expansion of research and development;
•	expansion of manufacturing capabilities;
•	hiring of additional technical, sales and other personnel; and
•	acquisitions of complementary businesses.

If we raise additional funds through the issuance of our common stock or convertible securities, the ownership interests of our stockholders could be significantly diluted. These newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Additional financing may not, however, be available on terms favorable to us, or at all, if and when needed, and our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our infrastructure or respond to competitive pressures could be significantly limited. If we cannot raise required capital when needed, we may be unable to meet the demands of existing and prospective customers, adversely affecting our sales and market opportunities and consequently our business, financial condition and results of operations.

Future acquisitions may adversely affect our financial condition and results of operations.

As part of our business strategy, we may pursue acquisitions of companies that we believe could enhance or complement our current product portfolio, augment our technology roadmap or diversify our revenue base. Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties integrating the acquired business;
•	unanticipated costs, capital expenditures or liabilities or changes related to research in progress and product development;
•	diversion of financial and management resources from our existing business;
•	difficulties integrating the business relationships with suppliers and customers of the acquired business with our existing business relationships;
•	risks associated with entering markets in which we have little or no prior experience; and
•	potential loss of key employees, particularly those of the acquired organizations.

Acquisitions may also result in the recording of goodwill and other intangible assets subject to potential impairment in the future, adversely affecting our operating results. We may not achieve the anticipated benefits of an acquisition if we fail to evaluate it properly, and we may incur costs in excess of what we anticipate. A failure to evaluate and execute an acquisition appropriately or otherwise adequately address these risks may adversely affect our financial condition and results of operations.

Our future results of operations may be subject to volatility as a result of exposure to fluctuations in currency exchange rates.

We have significant foreign currency exposure, and are affected by fluctuations among the U.S. dollar, the Chinese renminbi, or RMB, and the New Taiwan, or NT, dollar because a substantial portion of our business is conducted in China and Taiwan. Our sales, raw materials, components and capital expenditures are denominated in U.S. dollars, RMB and NT dollars in varying amounts.

Foreign currency fluctuations may adversely affect our revenue and our costs and expenses, and hence our results of operations. The value of the NT dollar or the RMB against the U.S. dollar and other currencies may fluctuate and be affected by, among other things, changes in political and economic conditions. The RMB currency is no longer being pegged solely to the value of the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which may result in a further and more significant appreciation of the RMB against the U.S. dollar. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending upon the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the RMB against the U.S. dollar. In addition, our currency exchange variations may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.

Our sales in Europe are denominated in U.S. dollars, and fluctuations in the Euro or our customers’ other local currencies relative to the U.S. dollar may impact our customers and affect our financial performance. If our customers’ local currencies weaken against the U.S. dollar, we may need to lower our prices to remain competitive in our international markets which could have a material adverse effect on our margins. If our customers’ local currencies strengthen against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our margins.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure.

Natural disasters or other catastrophic events could harm our operations.

Our operations in the U.S., China and Taiwan could be subject to significant risk of natural disasters, including earthquakes, hurricanes, typhoons, flooding and tornadoes, as well as other catastrophic events, such as epidemics, terrorist attacks or wars. For example, our corporate headquarters and wafer fabrication facility in Sugar Land, Texas, is located near Gulf of Mexico, an area that is susceptible to hurricanes. We use a proprietary MBE laser manufacturing process that requires customized equipment, and this process is currently conducted and located solely at our wafer fabrication facility in Sugar Land, Texas, such that a natural disaster, terrorist attack or other catastrophic event that affects that facility would materially harm our operations. In addition, our manufacturing facility in Taipei, Taiwan, is susceptible to typhoons, and our manufacturing facility in Ningbo, China, has from time to time, suffered electrical outages. Any disruption in our manufacturing facilities arising from these and other natural disasters or other catastrophic events could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. Our property insurance coverage with respect to natural disaster is limited and is subject to deductible and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. The occurrence of any of these circumstances may adversely affect our financial condition and results of operation.

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent registrations in the U.S. and in other foreign countries, some of which have been issued. In addition, we have registered certain trademarks in the U.S. We cannot guarantee that our pending applications will be approved by the applicable governmental authorities. Moreover, our existing and future patents and trademarks may not be sufficiently broad to protect our proprietary rights or may be held invalid or unenforceable in court. A failure to obtain patents or trademark registrations or a successful challenge to our registrations in the U.S. or other foreign countries may limit our ability to protect the intellectual property rights that these applications and registrations intended to cover.

Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. law. We may seek to secure comparable intellectual property protections in other countries. However, the level of protection afforded by patent and other laws in other countries may not be comparable to that afforded in the U.S.

We also attempt to protect our intellectual property, including our trade secrets and know-how, through the use of trade secret and other intellectual property laws, and contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and independent consultants. We also use non-disclosure agreements with other third parties who may have access to our proprietary technologies and information. Such measures, however, provide only limited protection, and there can be no assurance that our confidentiality and non-disclosure agreements will not be breached, especially after our employees end their employment, and that our trade secrets will not otherwise become known by competitors or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products, otherwise obtain and use our intellectual property, or may independently develop similar or equivalent trade secrets or know-how. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed or misappropriated, our business, results of operations or financial condition could be materially harmed.

In the future, we may need to take legal actions to prevent third parties from infringing upon or misappropriating our intellectual property or from otherwise gaining access to our technology. Protecting and enforcing our intellectual property rights and determining their validity and scope could result in significant litigation costs and require significant time and attention from our technical and management personnel, which could significantly harm our business. We may not prevail in such proceedings, and an adverse outcome may adversely impact our competitive advantage or otherwise harm our financial condition and our business.

We may be involved in intellectual property disputes in the future, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the challenged technology.

Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. While we have a policy in place that is designed to reduce the risk of infringement of intellectual property rights of others and we have conducted a limited review of other companies’ relevant patents, there can be no assurance that third parties will not assert infringement claims against us. We cannot be certain that our products would not be found infringing the intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. Intellectual property claims against us could force us to do one or more of the following:

•	obtain from a third party claiming infringement a license to the relevant technology, which may not be available on reasonable terms, or at all;
•	stop manufacturing, selling, incorporating or using our products that use the challenged intellectual property;
•	pay substantial monetary damages; or
•	expend significant resources to redesign the products that use the technology and to develop non-infringing technology.

Any of these actions could result in a substantial reduction in our revenue and could result in losses over an extended period of time. In any potential intellectual property dispute, our customers could also become the target of litigation. Because we often indemnify our customers for intellectual property claims made against them with respect to our products, any claims against our customers could trigger indemnification claims against us. These obligations could result in substantial expenses such as legal expenses, damages for past infringement or royalties for future use. Any indemnity claim could also adversely affect our relationships with our customers and result in substantial costs to us.

If we fail to obtain the right to use the intellectual property rights of others that are necessary to operate our business, and to protect their intellectual property, our business and results of operations will be adversely affected.

From time to time we may choose to or be required to license technology or intellectual property from third parties in connection with the development of our products. We cannot assure you that third party licenses will be available to us on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our results of operations. Our inability to obtain a necessary third party license required for our product offerings or to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, either of which could adversely affect our business. If we are not able to obtain licenses from third parties, if necessary, then we may also be subject to litigation to defend against infringement claims from these third parties. Our competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. We have not completed an evaluation of our internal control over financial reporting, such as would be required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting. In addition, for so long as we qualify as an “emerging growth company” under the JOBS Act, which may be up to five years following our initial public offering, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. During the course of any evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

We have implemented internal controls that we believe provide reasonable assurance that we will be able to avoid accounting errors or material weaknesses in future periods. However, our internal controls cannot guarantee that no accounting errors exist or that all accounting errors, no matter how immaterial, will be detected because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system’s objectives will be met. If we are unable to implement and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely impacted. This could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, or the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock by NASDAQ, or other material adverse effects on our business, reputation, results of operations or financial condition.

Our ability to use our net operating losses and certain other tax attributes may be limited.

As of December 31, 2012, we had U.S. accumulated net operating losses, or NOL’s, of approximately $66.7 million for U.S. federal income tax purposes. We also had research and development credit carry-forwards totaling $1.5 million as of December 31, 2012, which begin to expire in 2024. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL’s, capital loss carry-forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Based upon an analysis of our equity ownership, we have experienced an ownership change and our NOL carryforwards are limited in dollar amount. As of December 31, 2012, of the total accumulated NOL, only $38.7 million is available for utilization in 2013 and thereafter to shelter federal taxable income. Each year after 2013, an additional $0.3 million is added to the total available NOL, until a maximum of $64.1 million is reached. The amount of NOL available each year may decrease by the amount of NOL utilized and may increase by the amount of any operating losses incurred. Should we experience additional ownership changes, our NOL carryforwards may be further limited.

Changes in our effective tax rate may adversely affect our results of operation and our business.

We are subject to income taxes in the U.S. and other foreign jurisdictions, including China. We base our tax position on the anticipated nature and conduct of our business and our understanding of the tax laws of the countries in which we have assets or conduct activities. Our tax position may be reviewed or challenged by tax authorities. Moreover, the tax laws currently in effect may change, and such changes may have retroactive effect. We have inter-company arrangements in place providing for administrative and financing services and transfer pricing, which involve a significant degree of judgment and are often subject to close review by tax authorities. The tax authorities may challenge our positions related to these agreements. If the tax authorities successfully challenge our positions, our effective tax rate may increase, adversely affecting our results of operation and our business.

Our manufacturing operations are subject to environmental regulation that could limit our growth or impose substantial costs, adversely affecting our financial condition and results of operations.

Our properties, operations and products are subject to the environmental laws and regulations of the jurisdictions in which we operate and sell products. These laws and regulations govern, among other things, air emissions, wastewater discharges, the management and disposal of hazardous materials, the contamination of soil and groundwater, employee health and safety and the content, performance, packaging and disposal of products. Our failure to comply with current and future environmental laws and regulations, or the identification of contamination for which we are liable, could subject us to substantial costs, including fines, clean-up costs, third-party property damages or personal injury claims, and make significant investments to upgrade our facilities or curtail our operations. Liability under environmental, health and safety laws can be joint and several and without regard to fault or negligence. For example, pursuant to environmental laws and regulations, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, we may be liable for the full amount of any remediation-related costs at properties we currently own or formerly owned, such as our currently owned Sugar Land, Texas facility, or at properties at which we operated, as well as at properties we will own or operate in the future, and properties to which we have sent hazardous substances, whether or not we caused the contamination. Identification of presently unidentified environmental conditions, more vigorous enforcement by a governmental authority, enactment of more stringent legal requirements or other unanticipated events could give rise to adverse publicity, restrict our operations, affect the design or marketability of our products or otherwise cause us to incur material environmental costs, adversely affecting our financial condition and results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As a public company, we will be subject to the U.S. Foreign Corrupt Practices Act which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly present our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, may not be subject to these prohibitions, and therefore may have a competitive advantage over us. If we are not successful in implementing and maintaining adequate preventative measures, we may be responsible for acts of our employees or other agents engaging in such conduct. We could suffer severe penalties and other consequences that may have a material adverse effect on our financial condition and results of operations.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. Specifically, the Bureau of Industry and Security of the U.S. Department of Commerce is responsible for regulating the export of most commercial items that are so called dual-use goods that may have both commercial and military applications. A limited number of our products are exported by license under the Export Control Classification Number, or ECCN, of 5A991. Export Control Classification requirements are dependent upon an item's technical characteristics, the destination, the end-use, and the end-user, and other activities of the end-user. Should the regulations applicable to our products change, or the restrictions applicable to countries to which we ship our products change, then the export of our products to such countries could be restricted. As a result, our ability to export or sell our products to certain countries could be restricted, which could adversely affect our business, financial condition and results of operations. Changes in our products or any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in delayed or decreased sales of our products to existing or potential customers. In such event, our business and results of operations could be adversely affected.

Rapidly changing standards and regulations could make our products obsolete, which would cause our revenue and results of operations to suffer.

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide, such as The American National Standards Institute, the European Telecommunications Standards Institute, the International Telecommunications Union and the Institute of Electrical and Electronics Engineers, Inc. Various industry organizations are currently considering whether and to what extent to create standards applicable to our products. Because certain of our products are designed to conform to current specific industry standards, if competing or new standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or the industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers and our revenue and results of operations would suffer.

Customer demands and new regulations related to conflict-free minerals may adversely affect us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

Our charter documents, stock incentive plans and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws and our stock incentive plans contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;
•	not providing for cumulative voting in the election of directors;
•	authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock;
•	prohibiting stockholder action by written consent;
•	limiting the persons who may call special meetings of stockholders;
•	requiring advance notification of stockholder nominations and proposals; and
•	change of control provisions in our stock incentive plans, and the individual stock option agreements, which provide that a change of control may accelerate the vesting of the stock options issued under such plans.

In addition, the provisions of Section 203 of the Delaware General Corporate Law may prohibit large stockholders, in particular those owning 15% or more of our outstanding common stock, from engaging in certain business combinations without the approval of substantially all of our stockholders for a certain period of time.

These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Some provisions of our named executive officers’ agreements regarding change of control or separation of service contain obligations for us to make separation payments to them upon their termination.

Certain provisions contained in our employment agreements with our named executive officers regarding change of control or separation of service may obligate us to make lump sum severance payments and related payments upon the termination of their employment with us, other than such executive officer’s resignation without good reason or our termination of their employment as a result of their disability or for cause. In the event we are required to make these separation payments, it could have a material adverse effect on our results of operations for the fiscal period in which such payments are made.

Our principal stockholders, executive officers and directors own a significant percentage of our stock and have significant control of our management and affairs, and they can take actions that may be against your best interests.

As of October 31, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 15.5% of our outstanding common stock. As a result, these stockholders, acting together, may have significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of November 7, 2013, we had an aggregate of 12,629,095 shares of common stock outstanding, assuming no exercise of outstanding options or warrants. The 3,600,000 shares sold pursuant to our initial public offering are immediately tradable without restriction. Of the remaining shares outstanding, approximately 8.8 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act. The lock-up agreements expire 180 days after September 25, 2013, subject to potential extension in the event we release earning results or material news or a material event relating to us occurs near the end of the lock-up period and in the event that we cease to be an emerging growth company. Raymond James & Associates, Inc. and Piper Jaffray & Co., as representatives of the underwriters, may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. We currently intend to register approximately 1.5 million shares of our common stock that have been issued or reserved for future issuance under our stock incentive plans.

Risks Related to Our Operations in China

Adverse changes in economic and political policies in China, or Chinese laws or regulations could have a material adverse effect on business conditions and the overall economic growth of China, which could adversely affect our business.

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China’s economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. In addition, the laws, regulations and legal requirements in China, including the laws that apply to foreign-invested enterprises, or FIEs, are subject to frequent changes. The interpretation and enforcement of such laws is uncertain. Protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions with more developed legal systems. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any adverse changes to these laws, regulations and legal requirements or their interpretation or enforcement could have a material adverse effect on our business. Furthermore, while China’s economy has experienced rapid growth in the past 20 years, growth has been uneven across different regions, among various economic sectors and over time. China has also in the past and may in the future experience economic downturns due to, for example, government austerity measures, changes in government policies relating to capital spending, limitations placed on the ability of commercial banks to make loans, reduced levels of exports and international trade, inflation, lack of financial liquidity, stock market volatility and global economic conditions. Any of these developments could contribute to a decline in business and consumer spending in addition to other adverse market conditions, which could adversely affect our business.

The termination and expiration or unavailability of our preferential tax treatments in China may have a material adverse effect on our operating results.

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our China subsidiary enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including FIEs, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our China subsidiary may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applies to calendar years 2012, 2013 and 2014. We have not yet realized benefits from this reduction in tax rate because we have not yet generated taxable income in China. Any future increase in the enterprise income tax rate applicable to us or the expiration or other limitation of preferential tax rates available to us could increase our tax liabilities and reduce our net income.

China regulation of loans and direct investment by offshore holding companies to China entities may delay or prevent us from making loans or additional capital contributions to our China subsidiary.

Any loans that we may wish to make to our China subsidiary are subject to China regulations and approvals. For example, any loans to our China subsidiary to finance their activities cannot exceed statutory limits, must be registered with State Administration of Foreign Exchange, or SAFE, or its local counterpart, and must be approved by the relevant government authorities. Any capital contributions to our China subsidiary must be approved by the Ministry of Commerce or its local counterpart. In addition, under Circular 142, our China subsidiary, as a FIE, may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to our future loans or capital contributions to our China subsidiary. If we fail to receive such registrations or approvals, our ability to capitalize our China subsidiary may be negatively affected, which could materially and adversely affect our liquidity and ability to fund and expand our business.

Our China subsidiary is subject to Chinese labor laws and regulations and Chinese labor laws may increase our operating costs in China.

The China Labor Contract Law, together with its implementing rules, provides increased rights to Chinese employees. Previously, an employer had discretionary power in deciding the probation period, not to exceed six months. Additionally, the employment contract could only be terminated for cause. Under these rules, the probation period varies depending on contract terms and the employment contract can only be terminated during the probation period for cause upon three days’ notice. Additionally, an employer may not be able to terminate a contract during the probation period on the grounds of a material change of circumstances or a mass layoff. The new law also has specific provisions on conditions when an employer has to sign an employment contract with open-ended terms. If an employer fails to enter into an open-ended contract in certain circumstances, the employer must pay the employee twice their monthly wage beginning from the time the employer should have executed an open-ended contract. Additionally an employer must pay severance for nearly all terminations, including when an employer decides not to renew a fixed-term contract. These laws may increase our costs and reduce our flexibility.

The turnover of direct labor in manufacturing industries in China is high, which could adversely affect our production, shipments and results of operations.

Employee turnover of direct labor in the manufacturing sector in China is high and retention of such personnel is a challenge to companies located in or with operations in China. Although direct labor costs do not represent a high proportion of our overall manufacturing costs, direct labor is required for the manufacture of our products. If our direct labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our direct labor turnover rates, then our results of operations could be adversely affected.

We may have difficulty establishing and maintaining adequate management and financial controls over our China operations.

Businesses in China have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Moreover, familiarity with U.S. GAAP principles and reporting procedures is less common in China. As a consequence, we may have difficulty finding accounting personnel experienced with U.S. GAAP, and we may have difficulty training and integrating our China-based accounting staff with our U.S.-based finance organization. As a result of these factors, we may experience difficulty in establishing management and financial controls over our China operations. These difficulties include collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. public-company reporting requirements. We may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

During the period between July 1, 2013 and September 30, 2013, an aggregate of 6,161 shares of our common stock were issued to employees, consultants and directors upon exercise of stock options and 24,800 shares of Series F preferred stock was issued to investors for aggregate consideration of approximately $0.2 million. Such sales were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, Regulation S of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

(b) Use of Proceeds

On September 25, 2013, our registration statement on Form S-1 (File No. 333-190591) for our initial public offering was declared effective by the Securities and Exchange Commission. The offering commenced on September 26, 2013. We sold 3,600,000 shares of our common stock at a price to the public of $10.00 per share and the transaction was completed on October 1, 2013. Raymond James & Associates, Inc. and Piper Jaffray & Co. were the managing underwriters. We received net proceeds of $31.5 million after deducting underwriting discounts and commissions of $2.5 million and other offering expenses of approximately $2.0 million. No such discounts, commissions or offering expenses were paid by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

On October 1, 2013 from the net proceeds, the Company paid $9.4 million to East West Bank and $2.4 million to the China bank to reduce its outstanding balance on such credit lines.

On October 22, 2013, the underwriters exercised their over-allotment option and selling stockholders sold 540,000 shares of common stock at the same price.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On August 28, 2013, the Company amended its two operating lease agreements with Admiral Overseas Corporation for our operation facility in Taiwan.   These amendments extended the lease terms of both lease agreements, which cover office spaces located on the 4th, 6th and 7th floor of our operation facility in Taipei, Taiwan, from March 31, 2014 and April 9, 2014, to March 31, 2015. On September 11, 2013, the Company also entered into a lease agreement with Admiral Overseas Corporation to lease 12,366 square feet of office space, located on the 5th floor of the same building of our operation facility in Taipei, Taiwan.   This lease agreement commenced on October 1, 2013 and terminates on March 31, 2015.

Item 6.     Exhibits

See Exhibit Index on page 42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.
Date: November 14, 2013	By:	/s/ James L. Dunn, Jr., James L. Dunn, Jr., Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect

3.2*	Amended and Restated Bylaws, as currently in effect

10.1*	2013 Equity Incentive Plan

10.2*	Translation of Chinese form of RMB Working Capital Loan Agreement between Global Technology Inc. and China Construction Bank

10.3*	Translation of Chinese lease agreement dated September 11, 2013 between the registrant and Admiral Overseas Corporation for space on 5F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)

10.4*	Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 4F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)

10.5*	Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 6-7F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)

10.6*	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.\

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.

**   XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

