Form 10-K
period 2013-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2014-03-06
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36083

Applied Optoelectronics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0533927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13115 Jess Pirtle Blvd.

Sugar Land, TX 77478

(Address of principal executive offices)

(281) 295-1800

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, Par value $0.001	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The Registrant’s common stock began trading on the NASDAQ Global Markets on September 26, 2013.

As of January 31, 2014, the Registrant had 12,660,885 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2013.

Applied Optoelectronics, Inc.

PART I

Item 1. Business

Forward-Looking Information

This report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, as well as assumptions and current expectations, which could cause the company’s actual results to differ materially from those anticipated in such forward-looking statements. These risks and uncertainties include but are not limited to: reduction in the size or quantity of customer orders; change in demand for the company’s products due to industry conditions; changes in manufacturing operations; volatility in manufacturing costs; delays in shipments of products; disruptions in the supply chain; change in the rate of design wins or the rate of customer acceptance of new products; the company’s reliance on a small number of customers for a substantial portion of its revenues; potential pricing pressure; a decline in demand for our customers products or their rate of deployment of their products; general conditions in the CATV, internet data center or FTTH markets; changes in the world economy (particularly in the United States and China); the negative effects of seasonality; and other risks and uncertainties described more fully in the company’s documents filed with or furnished to the Securities and Exchange Commission. More information about these and other risks that may impact the company’s business are set forth in the Section titled “Risk Factors”. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ or ‘‘estimates” or by other similar expressions that convey uncertainty of future events or outcomes. You should not rely on forward-looking statements as predictions of future events. All forward-looking statements in this press release are based upon information available to us as of the date hereof, and qualified in their entirety by this cautionary statement. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in the company’s expectations.

BUSINESS

Overview

We are a leading, vertically integrated provider of fiber-optic networking products, primarily for three networking end-markets: cable television, or CATV, fiber-to-the-home, or FTTH, and internet data center. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within all three of our target markets, which increasingly demand faster connectivity and innovation.

The three end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. To address this increased bandwidth demand, CATV and telecommunications service providers are competing directly against each other by providing bundles of voice, video and data services to their subscribers and investing to enhance the capacity, reliability and capability of their networks. The trend of rising bandwidth consumption also impacts the internet data center market, as reflected in the shift to higher speed server connections. As a result of these trends, fiber-optic networking technology is becoming essential in all three of our target markets, as it is often the only economic way to deliver the desired bandwidth.

The CATV market is our largest and most established market, for which we supply a broad array of products including lasers, transmitters and turn-key equipment. In 2012, we were the leading provider of optical components and the second largest provider of subsystems to the CATV industry, according to research firm Ovum Limited, or Ovum. Sales of headend, node and distribution equipment have contributed significantly to our growth in recent years as a result of our ability to meet the needs of CATV equipment vendors who have begun to outsource both the design and manufacture of this equipment. While equipment vendors have relied upon third parties to assemble portions of their products, within the past four years certain of our customers have accelerated the outsourcing of both the design and manufacturing of both headend equipment and node equipment to third parties. The shift is due in part to the sophisticated engineering expertise needed to perform this work. We believe that our extensive high-speed optical, mixed-signal semiconductor and mechanical engineering capabilities position us well to benefit from these industry dynamics.

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs. We design, manufacture and integrate our own analog and digital lasers using a proprietary Molecular Beam Epitaxy, or MBE, fabrication process, which we believe is unique in our industry. We manufacture the majority of the laser chips and optical components that are used in our products. The lasers we manufacture are proven to be reliable over time and highly tolerant of changes in temperature and humidity, making them well-suited to the CATV and FTTH markets where networking equipment is often installed outdoors.

In 2013, our revenue was $78.4 million and our gross margin was 29.4%. We have grown our annual revenue at a CAGR of 33.1% between 2009 and 2013. In the years ended December 31, 2011, 2012, and 2013, we incurred losses of $5.3 million, $0.9 million, and $1.4 million, respectively, and our accumulated deficit at December 31, 2012 and December 31, 2013 was $81.9 million and $83.3 million, respectively. In 2013, we earned 60.4% of our total revenue from the CATV market, and 24.7% of our total revenue from the data center market. In 2013, our key customers in the CATV market included Cisco Systems and Biogenomics Corp., a distributor. In 2011, 2012 and 2013, Cisco Systems accounted for 26.8%, 33.2%, and 21.8%, respectively, of our revenue and Biogenomics Corp. accounted for 11.7%, 11.2% and 8.7%, respectively, of our revenue. In 2013, our key customers in the data center market included Amazon and Microsoft. In 2012 and 2013, Amazon accounted for 5.8% and 18.2% of our revenue, respectively, and Microsoft accounted for 2.6% and 6.1% of our revenue, respectively.

Industry Background

Our three target markets of CATV, FTTH and internet data centers share a common trend of a significant growth in bandwidth consumption, and the corresponding need for network infrastructure improvement to support it.

The prevailing themes in our target markets include:

•	Trends in the CATV Market. In recent years, CATV service providers have invested extensively to support high speed, two-way communications, and we expect that they will continue to do so, particularly in countries with less developed CATV networks, such as China.

While equipment vendors have historically only relied upon third parties to assemble portions of their products, within the past four years certain of our customers have accelerated the outsourcing of both the design and manufacturing of both headend equipment and node equipment to third parties. The shift is due in part to the sophisticated engineering expertise needed to perform this work.

•	Trends in the FTTH Market. The FTTH market generally refers to the Passive Optical Networks, or PONs, that telecommunications service providers are deploying. The most commonly deployed PON technology is Gigabit PON, or GPON, which delivers up to 2.5 gigabits per second of data, but due to the splitting of the bandwidth among multiple users, the actual bandwidth delivered to an individual subscriber is far less than 2.5 gigabits per second. One approach that does support true 1 gigabit per second service to the home is wavelength division multiplexing PON, or WDM-PON, a technology that enables the transmission of multiple wavelengths of data over a single fiber-optic strand.

•	Trends in the Internet Data Center Market. To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and accelerating data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds up to 1 gigabit, to optical fiber as a transport medium, typically providing speeds from 10 gigabit to 40 gigabit. In recent years, a number of leading Internet companies have begun to adopt more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and as a consequence, these companies are more willing to work with non-traditional equipment vendors, which creates an open and growing opportunity for optical device vendors.

We experience certain challenges within our target markets, including continuous pressure to innovate and deliver highly integrated products that perform reliably in harsh, demanding environments and to produce high-quality devices in large volumes.

Our Solutions

By addressing the challenges in our target markets, we provide the following benefits to our customers:

•	Enable customers to deliver innovative products. We leverage our deep expertise in high-speed optical, mixed-signal semiconductor and mechanical engineering and our proprietary MBE laser fabrication process to deliver technologically advanced products to our customers.

•	Enhance efficiency and cost effectiveness of our customers’ supply chain. We design and sell products at the level of integration desired by a customer, from components to turn-key equipment, providing our customers a dependable, cost-effective and simplified supply chain.

•	Deliver high quality, reliable products in high volume. As a vertically integrated supplier, we are able to monitor and maintain quality control throughout the production process, using our internally produced components where possible for our final products. With manufacturing facilities in the U.S., Taiwan and China, we can support high volume production and timely delivery for our customers around the world.

•	Provide sophisticated design solutions to our customers. We believe our in-house expertise in both analog and digital optical engineering enables us to design comprehensive solutions that meet many of the different network architectures and protocols used by our customers.

Our Strengths

Our key competitive strengths include the following:

•	Industry-leading position in the CATV market. We are the leading provider of optical components and the second largest provider of subsystems to the CATV market, according to Ovum.

•	Proprietary technological expertise and track record of innovation. We continue to develop innovative products by leveraging our technological expertise, including our proprietary MBE laser fabrication process.

•	Highly customized products. Most of our products have some level of customization, making it more difficult for our customers to switch rapidly to another supplier. We believe this element of customization contributes to longer product lifecycles and more stable product pricing.

•	Proven system design capabilities. We have deep expertise and proven design capabilities in high-speed optical, mixed-signal semiconductor and mechanical engineering, which we believe position us to take advantage of the continuing shift to outsourced design and manufacturing among CATV equipment vendors.

•	Vertically integrated, geographically distributed manufacturing model. Our vertically integrated design and manufacturing process encompasses various steps from laser design and fabrication to complete optical system design and assembly. Furthermore, we have geographically distributed our manufacturing by strategically locating our operations in the U.S., China and Taiwan to reduce development time and production costs, to better support our customers and to help protect our intellectual property.

Our Strategy

We seek to be the leading global provider of optical components, modules and equipment for each of our three target markets, CATV, FTTH and internet data centers. Our strategy includes the following key elements:

•	Extend our leadership in CATV networking. We intend to maintain our position as the leading producer of optical components used in CATV networks, and to capture an increasing share of the CATV equipment market as the major equipment vendors continue to outsource the design and manufacturing of such products.

•	Continue to penetrate the FTTH market. We believe our WDM-PON technology is a cost-effective solution for delivering 1 gigabit bandwidth to a home. We intend to capture an increasing share of the FTTH market by delivering 1G asynchronous service to the home through internet service provider customers.

•	Continue to penetrate the internet data center market. In the internet data center, we primarily target internet data center operators who have adopted an open system architecture—one in which the optical connectivity solutions can be provided by a different vendor than the vendor which provides their servers and switches.

•	Continue to invest in our capabilities and infrastructure. We intend to continue to invest in new products, new technology and our production infrastructure and facilities to maintain and strengthen our competitive position.

•	Selectively pursue other opportunities that leverage our existing expertise. Our expertise in designing and manufacturing outdoor equipment for the CATV industry positions us well to pursue applications that are also characterized by having varying and demanding environments, including wireless and wireline telecom infrastructure, industrial robotics, aerospace and defense, and oil and gas exploration.

•	Pursue complementary acquisition and strategic alliance opportunities. We evaluate and selectively pursue acquisition opportunities or strategic alliances that we believe will enhance or complement our current product offerings, augment our technology roadmap, or diversify our revenue base.

Technology

We believe that we have technology leadership in four key areas: semiconductor laser manufacturing, electronic technologies that enhance the performance of our lasers, optical hybrid integration and mixed-signal semiconductor design.

•	Differentiated semiconductor laser manufacturing. We use a MBE fabrication process to make our lasers, rather than MOCVD, the technique most commonly used in optical chip manufacturing by traditional communications optics vendors. Among the differentiators of MBE relative to MOCVD fabrication are a lower process temperature and the use of solid phase materials rather than gaseous sources to grow wafers and the growth of more highly strained crystals. These factors contribute to longer operating lives of our lasers, improved laser efficiency and threshold current, among other performance attributes that make them well-suited to our target markets. While we believe that these advantages of MBE are important, MBE does have disadvantages including the inability to use certain dopant materials (for example Iron), difficulty in certain types of regrowth, and the necessity to maintain complex ultra-high vacuum equipment. As a result of some of these challenges, production yields, and the performance attributes of laser devices, are highly variable and optimizing these characteristics requires numerous enhancements and modifications to standard MBE equipment and the MBE process. To our knowledge, we are unique in using an MBE process to produce communications lasers in high volume, and believe it would be difficult, and time-consuming, for other vendors to replicate our production technology.

•	Laser enhancement technology. Certain properties of the semiconductor lasers predominantly used in traditional communications devices, such as chirp and wavelength drift, negatively affect their ability to transmit signals over long fiber distances or prevent them from transmitting signals with acceptable fidelity in certain applications. We have developed laser enhancement circuitry that can correct many of these deficiencies. We believe that our technology will become more essential with wider deployment of higher capacity CATV and FTTH systems, which place more stringent demands on laser performance.

•	Optical hybrid-integration technology. Reducing the size, power consumption and complexity of optical devices is essential for achieving the price and performance targets of our customers. Our ability to integrate multiple optical networking functions into a single device, and to co-package multiple devices into smaller form factors helps us meet customer requirements and we believe can also create new opportunities. For instance, installing new fiber-optic cable is expensive and difficult, and in some situations prohibitively so for a network service provider. As a consequence, network operators seek to maximize the utilization of their installed fiber plant. In long-haul and metropolitan networks, service providers deployed WDM technology as fiber utilization rose. Fiber utilization in access networks is rising, but the use of WDM technology in the access segment has been problematic due to the relatively high cost and power consumption of the requisite optical devices. We have developed proprietary miniaturized optical packaging, electronic control circuitry and testing algorithms to create a hybrid WDM-PON solution that addresses these historical impediments that we believe will make WDM-PON a cost-effective alternative for deployment.

WDM-PON is a term used for a variety of multi-wavelength PON architectures. Various technologies have been utilized by several companies to deploy WDM-PON networks in the past. These existing technologies are generally believed to be too costly to deploy or suffer from operational limitations that limit their use to only certain deployment scenarios. By contrast, we believe our optical hybrid-integration technology can be deployed in a wide range of circumstances due to its lower cost per bit delivered, and as the market migrates to higher bandwidth connections we expect that our solutions will become increasingly attractive. In the internet data center market, we target operators who have adopted an open system architecture—one in which the optical connectivity solutions can be provided by a different vendor than the vendor which provides their servers and switches. We believe this segment of the market will grow meaningfully in coming years, and that we are well positioned to capture this business as an independent optics vendor.

•	Mixed-signal design. As CATV providers continue to evolve from primarily broadcast-video content providers to a mixture of HD video content together with data-connectivity providers, the networks they utilize to offer these services must evolve as well. Older analog networks are giving way to hybrid networks that incorporate both analog and digital signals. For example, many newer networks are being designed with “digital return-path” capabilities. In this type of network, signals traveling from the headend to the residence are transported as analog signals, whereas signals traveling in the opposite direction (that is, originating at the residence and being transmitted towards the headend) are carried as digital signals. This combination of analog and digital signaling creates unique design challenges. Our engineers have many years of experience in developing equipment, modules and components that are well suited to these sorts of mixed-signal architectures. We believe that having deep experience in both digital and analog signaling allows us to offer superior solutions to our customers, compared with companies who have expertise in only one of these signal types.

Our Products

Our products include an array of optical communications solutions at varying levels of integration. We begin from the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products from optical modules to complete turn-key equipment. We design our products to target customers in our identified markets to meet their needs and specifications.

Our components often incorporate one or more of our optical laser chips inside a precision housing that provides mechanical protection as well as standardized electrical contacts. More complex optical components may also include optical filters (for example, for use in WDM) or other optical elements by which optical signals are routed internally within the component. These more advanced components may also include coolers, heaters and sensors that allow the temperature of the laser chip to be measured and controlled. We manufacture the majority of the laser chips and optical components that are used in our own products.

At the next level of integration, our module or sub-assembly products typically contain one or more of our optical components and some additional control circuitry. Examples of modules include our transceiver line primarily used in internet data center markets and FTTH markets.

At the highest level of integration and complexity, our equipment products typically contain one or more optical components, modules and additional electronic control circuitry required to enable these subsystems to operate independently. For example, our CATV transmitter equipment requires utilization of our optical components and assembly onto a circuit board and to an external housing. Examples of equipment include our CATV transmitter and CATV nodes.

Our products mainly differ from each other by their end market, intended use and level of integration. We have over 10,600 product stock-keeping units, or SKUs, including approximately 4,600 component product SKUs, approximately 3,500 module product SKUs and approximately 2,600 equipment product SKUs.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality and licensing arrangements, to establish and protect our intellectual property. We employ various methods to protect these intellectual property rights, including maintaining a technological infrastructure with significant security measures, limiting disclosure and restricting access to only those individuals with an operational need for such information, and having employees, consultants and suppliers execute confidentiality agreements with us. While we expect our intellectual property to provide competitive advantages, we also find meaningful value from unpatented proprietary process knowledge, know-how and trade secrets.

Patents

As of December 31, 2013, we owned a total of 113 U.S. and foreign issued patents, 58 of which were issued in the U.S. and 55 of which were issued in China and Taiwan. Our issued patents will expire between 2018 and 2028.

Our portfolio of patents and patent applications covers several different technology families including:

•	laser structure and design;

•	optical signal conditioning and laser control;

•	laser fabrication;

•	photodiode and optical receiver design and fabrication;

•	optical device and module designs;

•	optical device packaging equipment and techniques; and

•	optical network enhancements.

Trademarks

We have registered the trademarks APPLIED OPTOELECTRONICS, INC., AOI and our logo with the U.S. Patent and Trademark Office on the Principal Register. These marks are also registered in, or have applications for registration pending in, various foreign trademark offices. A U.S. trademark registration is also pending for the mark “AAOI.”

Research and Development

To maintain our growth and competitiveness, we engage in an active research and development program to develop new products and enhance existing products. As a result of these efforts, we anticipate releasing various new or enhanced products over the next several years. Our research and development expenses were approximately $6.5 million, $7.6 million, and $8.5 million for the years 2011, 2012 and 2013, respectively.

As of December 31, 2013, we had a total of 142 employees working in the R&D department, including 12 with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

A key factor in our research and development success is our highly collaborative process for new product development. Particularly in our equipment and module businesses, we often collaborate very closely with our customers from a very early stage in product development. By purposefully fostering this close collaboration, we believe that we can more rapidly develop leading solutions meeting the needs of our customers.

Manufacturing and Operations

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are partnered with our manufacturing locations. In our U.S. facility, we manufacture laser chips (utilizing our MBE process), sub-assemblies and components. The sub-assemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our U.S. facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, sub-assemblies and components manufactured within our U.S. facility. In addition, in our Taiwan location, we manufacture transceivers for the FTTH, internet data center and other markets. In our China facility we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2000.

Our products are sold to our customers worldwide and also supply our internal component needs for the transceivers and equipment we manufacture. With a vertically integrated manufacturing process, we produce many of our own laser chips and other parts required to manufacture our optical components. Through this model, we are able to reduce development time and product costs as well as enhance quality control. We incorporate our own components into our transceivers, subsystems and equipment products wherever possible. In instances where we do not produce components ourselves, we source them from external suppliers and regularly evaluate these relationships in an attempt to reduce risk and lower cost.

We depend on a limited number of suppliers for certain raw materials and components used in our products. We regularly review our vendor relationships in an attempt to mitigate risks and lower costs, especially where we depend on one or two vendors for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we strive not to carry significant inventories of raw materials. Accordingly, we maintain ongoing communications with our vendors in order to help prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of quality supplies in a timely manner.

Customers

Our customers are primarily CATV and telecommunications equipment manufacturers, internet service providers and internet data center operators. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2011, 2012, and 2013 we obtained 84.3%, 85.4% and 88.4% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In 2013, our products were used by the three largest CATV OEMs, consisting of Cisco Systems, Inc., Arris Group Inc. (which acquired the Motorola Home Business in 2013) and Aurora Networks, a subsidiary of Pace plc (which acquired the Harmonic Inc.’s optical business in 2013 and itself being acquired by Pace plc subsequently). The two customers that contributed most to our revenue in the FTTH market in 2013 were Genexis B.V. and a leading internet service provider. In 2013, our key customers in the internet data center market included Amazon and Microsoft. In 2013, revenue from the CATV market, data center market, FTTH market and other markets provided 60.4%, 24.7% and 5.6%, and 9.3% of our revenue, respectively, compared to 78.6%, 8.3%, 5.8% and 7.3%, respectively in 2012.

We support our sales efforts by attendance at industry trade shows, technical conferences, advertising in various trade journals and magazines and other promotional efforts. These efforts are aimed at attracting new customers and enhancing our existing customer relationships.

Backlog

We generally make sales pursuant to short-term purchase orders without deposits and subject to rescheduling, revision or cancellation on short notice. We accordingly believe that purchase orders are not an accurate indicator of our future sales and any backlog of purchase orders is not a reliable indicator of our future revenue.

Competition

The optical networking market is intensely competitive. Because of the broad nature of our product offerings, we do not believe that we face a single major competitor across all of our markets. We do, however, experience intense competition in each product area from a number of manufacturers and we anticipate that competition will increase. Our major competitors in one or more of our markets include Avago, Inc., EMCORE Corporation, Finisar Corporation, JDS Uniphase Corporation, Mitsubishi, NeoPhotonics Corporation, Oclaro, Inc. and Sumitomo Electric Industries, Ltd.

Many of our competitors are larger than we are and have significantly greater financial, marketing and other resources. In addition, several of our competitors have large market capitalizations or cash reserves and are much better positioned to acquire other companies to gain new technologies or products that may displace our products. Network equipment providers, who are our customers, and network service providers, who are supplied by our customers, may decide to manufacture the optical subsystems incorporated into their network systems in-house. We also encounter potential customers that, because of existing relationships, are committed to the products offered by these competitors.

We believe the principal competitive factors in our target markets include the following:

•	use of internally manufactured components;

•	product breadth and functionality;

•	timing and pace of new product development;

•	breadth of customer base;

•	technological expertise;

•	reliability of products;

•	product pricing; and

•	manufacturing efficiency.

We believe that we compete favorably with respect to the above factors based on our MBE processes, our vertically integrated model, the performance and reliability of our product offerings and the compelling value we offer to our customers.

Employees

As of December 31, 2013, we employed 1,146 full-time employees, of which 26 held Ph.D. degrees in a science or engineering field. Of our employees, 229 are located in the U.S., 644 are in China, and 273 are in Taiwan. None of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage and believe that we have satisfactory relations with our employees.

Environmental Matters

Our research and development and manufacturing operations and our products are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations, including those governing discharges of pollutants to air and water, the use, storage, handling and disposal of hazardous materials, employee health and safety, and the hazardous material content in our products. Our environmental management systems in our facilities in Ningbo and Taipei are both certified to meet the requirements of ISO14001:2004. However, there can be no assurance that violations of applicable laws at any of our facilities will not occur in the future as a result of human error, accident, equipment failure or other causes. We use, store and dispose of hazardous materials in our manufacturing operations and hazardous materials are present in our products. We incur costs to comply with environmental, health and safety requirements, and any failure to comply, or the identification of contamination for which we are found liable, could cause us to incur substantial costs, including cleanup costs, monetary fines, or civil or criminal penalties, and subject us to property damage and personal injury claims, and result in the suspension of production, alteration of our manufacturing processes, redesign of our products, or curtailment of sales and adverse publicity. Liability under environmental, health and safety laws can be joint and several and without regard to fault or negligence. For example, pursuant to environmental laws and regulations, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, we may be liable for the full amount of any remediation-related costs at properties we currently own or formerly owned, such as our currently owned Sugar Land, Texas facility, or at properties at which we operated, as well as at properties we will own or operate in the future, and properties to which we have sent hazardous substances, whether or not we caused the contamination.

We expect that our operations and products will be affected by new environmental requirements on an ongoing basis. Environmental, health and safety requirements have become more stringent over time, and changes to existing requirements could restrict our ability to expand our facilities, require us to acquire costly pollution control equipment, or cause us to incur other significant expenses or to modify our manufacturing processes or the hazardous material content of our products. Identification of presently unidentified environmental conditions, more vigorous enforcement by a governmental authority, enactment of more stringent legal requirements or other unanticipated events could give rise to adverse publicity, restrict our operations, affect the design or marketability of our products or otherwise cause us to incur material environmental costs.

We face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products. Some jurisdictions in which our products are sold have enacted requirements regarding the hazardous material content of certain products. For example, member states of the European Union and China are among a growing number of jurisdictions that have placed restrictions on the use of lead, among other chemicals, in electronic products, which affect the composition and packaging of our products. The passage of such requirements in additional jurisdictions, or the tightening of standards or elimination of certain exemptions in jurisdictions where our products are already subject to such requirements, could cause us to incur significant expenditures to make our products compliant with new requirements, or could limit the markets into which we may sell our products. Other governmental regulations may require us to reengineer our products to use components that are more environmentally compatible, resulting in additional costs to us.

Export Regulations

The Bureau of Industry and Security (BIS) of the U.S. Department of Commerce is responsible for regulating the export of most commercial items that are so called dual-use goods that may have both commercial and military applications. A limited number of our products are exported by license under the Export Control Classification Number, or ECCN, of 5A991. Export Control Classification requirements are dependent upon an item’s technical characteristics, the destination, the end-use, and the end-user, and other activities of the end-user. Should the ECCN change, then the export of our products to certain countries would be restricted. However, we currently do not export our products to any countries on the restricted list, and therefore a change in the ECCN would not materially impact our business.

Corporate Information

We were incorporated in the State of Texas in 1997. In March 2013, Applied Optoelectronics, Inc., a Texas corporation, converted into a Delaware corporation. Our principal executive offices are located at 13115 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800. Our website address is www.ao-inc.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Available Information

We file electronically with the United States Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.ao-inc.com free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. If any of the following risks actually occur, we may be unable to conduct our business as currently planned and our financial condition and results of operations could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Risks Inherent in Our Business

We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. In 2011, 2012 and 2013, our top ten customers represented 76.6%, 77.6%, and 76.9% of our revenue, respectively. In 2013, Cisco Systems, Inc. represented 21.8% of our revenue, Amazon represented 18.2% of our revenue and Biogenomics Corp., a distributor, represented 8.7% of our total revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Historically, we have generated much of our revenue from the CATV market. In 2011, 2012, and 2013 the CATV market represented 81.4%, 78.6% and 60.4% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecommunications, wireless or satellite, will gain the most widespread acceptance. CATV network operators may reduce or forego equipment purchases in anticipation of the availability of next generation DOCSIS3.1 solutions that are expected to be available soon, which may adversely affect our sales. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition or results of operations will be adversely affected. In February 2014, Time Warner and Comcast, the two largest CATV providers in the U.S., announced that they agreed to merge. We are unable to predict what impact this transaction, if completed, would have on the CATV market or on our business. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecommunication service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

We have limited operating history in the FTTH and internet data center markets, and our business could be harmed if these markets do not develop as we expect.

We have only recently begun offering products to the FTTH and internet data center markets. Our business in these markets is dependent on the deployment of our optical components, modules and subassemblies. In the FTTH market, we are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 gigabit per second service to the home. In the internet data center market, we are relying on the emergence of new internet data center providers and their adoption of open internet data center architectures that use a mix of systems and components from a variety of vendors, including non-traditional equipment vendors. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins, and internet data centers may elect to use larger vendors that require internet data center operators to purchase the optical modules for their systems from such larger vendors. Also, internet data centers may not expand as much or as quickly as expected and any slowdown in expansion could adversely impact our business and growth prospects. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition or results of operations will be adversely affected.

If we encounter manufacturing problems, we may lose sales and damage our customer relationships.

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our wafer fabrication facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use an MBE fabrication process to make our lasers, rather than Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our MBE fabrication process relies on custom-manufactured equipment. If our MBE fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers, which would negatively affect our sales, competitive position and reputation. We may also experience delays in production, typically in February, during the Chinese New Year holiday when our facilities in China and Taiwan are closed.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that 938 of our employees as of December 31, 2013 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

We have a history of losses which may continue in the future.

We have a history of losses and we may incur additional losses in future periods. In the years ended December 31, 2011, 2012 and 2013, we experienced net losses of $5.3 million, $0.9 million and $1.4 million, respectively. As of December 31, 2012 and December 31, 2013, our accumulated deficit was $81.9 million and $83.3 million, respectively. These losses were due to expenditures made to expand our business, including expenditures for hiring additional research and development and sales and marketing personnel, and expenditures to expand and maintain our manufacturing facilities and research and development operations. We expect to continue to make significant expenditures related to our business, including expenditures for hiring additional research and development and sales and marketing personnel, and expenditures to maintain and expand our manufacturing facilities and research and development operations. In addition, we have incurred significant additional time demands and legal, accounting and other expenses since we became a public company in September 2013. Our management and other personnel devote a substantial amount of time to complying with the applicable rules and requirements of being a public company.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2011, 2012 and 2013, 52.2%, 55.7% and 41.0% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan. Our international revenue and operations are subject to a number of material risks, including:

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

Successful implementation of our business plan in our target markets requires effective planning and management. Our production volumes are increasing significantly and we have announced plans to increase our production capacity in response to demand for our products, adding both personnel as well as expanding our physical manufacturing facilities. We currently operate facilities in Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. We currently manufacture our lasers using a proprietary process and customized equipment located only in our Sugar Land, Texas facility, and it will be costly to duplicate that facility to scale our laser manufacturing capacity or to mitigate the risks associated with operating a single facility. The challenges of managing our geographically dispersed operations have increased and will continue to increase the demand on our management systems and resources. Moreover, we are continuing to improve our financial and managerial controls, reporting systems and procedures. Any failure to manage our expansion and the resulting demands on our management systems and resources effectively may adversely affect our financial condition and results of operations.

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

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. We have not performed an evaluation of our internal control over financial reporting, such as would be required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting. In addition, for so long as we qualify as an “emerging growth company” under the JOBS Act, which may be up to five years following our initial public offering in September 2013, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. During the course of any evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

In connection with the audit of our financial statements for the period ended December 31, 2012, we identified a material weakness related to the inappropriate recording of certain inventory returned for re-work in China as a reduction in cost of sales. We remediated this material weakness in 2013 and we did not identify any material weaknesses in connection with the audit of our financial statements for the period ended December 31, 2013.

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

As of December 31, 2013, we had U.S. accumulated net operating losses, or NOLs, of approximately $65.7 million for U.S. federal income tax purposes. We also had research and development credit carry forwards totaling $1.6 million as of December 31, 2013, which begin to expire in 2020. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Based upon an analysis of our equity ownership, we have experienced an ownership change and our NOL carry forwards are limited in dollar amount. As of December 31, 2013, of the total accumulated NOL, only $40.3 million is available for utilization in 2014 and thereafter to shelter federal taxable income. Each year after 2014, an additional $0.3 million is added to the total available NOL, until a maximum of $43.9 million is reached. The amount of NOL available each year may decrease by the amount of NOL utilized and may increase by the amount of any operating losses incurred. Should we experience additional ownership changes, our NOL carry forwards may be further limited.

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

We are subject to the U.S. Foreign Corrupt Practices Act which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, may not be subject to these prohibitions, and therefore may have a competitive advantage over us. If we are not successful in implementing and maintaining adequate preventative measures, we may be responsible for acts of our employees or other agents engaging in such conduct. We could suffer severe penalties and other consequences that may have a material adverse effect on our financial condition and results of operations.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. Specifically, the Bureau of Industry and Security of the U.S. Department of Commerce is responsible for regulating the export of most commercial items that are so called dual-use goods that may have both commercial and military applications. A limited number of our products are exported by license under the Export Control Classification Number, or ECCN, of 5A991. Export Control Classification requirements are dependent upon an item’s technical characteristics, the destination, the end-use, and the end-user, and other activities of the end-user. Should the regulations applicable to our products change, or the restrictions applicable to countries to which we ship our products change, then the export of our products to such countries could be restricted. As a result, our ability to export or sell our products to certain countries could be restricted, which could adversely affect our business, financial condition and results of operations. Changes in our products or any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in delayed or decreased sales of our products to existing or potential customers. In such event, our business and results of operations could be adversely affected.

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

Any loans that we wish to make to our China subsidiary are subject to China regulations and approvals. For example, any loans to our China subsidiary to finance their activities cannot exceed statutory limits, must be registered with State Administration of Foreign Exchange, or SAFE, or its local counterpart, and must be approved by the relevant government authorities. Any capital contributions to our China subsidiary must be approved by the Ministry of Commerce or its local counterpart. In addition, under Circular 142, our China subsidiary, as a FIE, may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

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

An increase in our labor costs in China may adversely affect our business and our profitability.

A significant portion of our workforce is located in China. Labor costs in China have been increasing recently due to labor unrest, strikes and changes in employment laws. If labor costs in China continue to increase, our costs will increase. If we are not able to pass these increases on to our customers, our business, profitability and results of operations may be adversely affected.

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

Risks Related to Our Common Stock

Our executive officers and directors own a significant percentage of our stock and have significant control of our management and affairs, and they can take actions that may be against your best interests.

As of January 31, 2014, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 5.2% of our outstanding common stock. As a result, these stockholders, acting together, may have significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

As of January 31, 2014, we had an aggregate of 12,660,885 shares of common stock outstanding, assuming no exercise of outstanding options or warrants. The 3,600,000 shares sold pursuant to our initial public offering are immediately tradable without restriction. Of the remaining shares outstanding, approximately 8.8 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act. The lock-up agreements expire 180 days after September 25, 2013, subject to potential extensions in the event we release earning results or material news or a material event relating to us occurs near the end of the lock-up period and in the event that we cease to be an emerging growth company. Raymond James & Associates, Inc. and Piper Jaffray & Co., as representatives of the underwriters, may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare or pay dividends on shares of our common stock in the foreseeable future. In addition, the terms of our loan and security agreement with East West Bank restrict our ability to pay dividends.

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

In addition, the provisions of Section 203 of the Delaware General Corporate Law governs us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding common stock, from engaging in certain business combinations without the approval of substantially all of our stockholders for a certain period of time.

These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions. See “Description of Capital Stock—Preferred stock” and “Description of Capital Stock—Anti-takeover effects of Delaware law.”

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

Our stock price has been and is likely to be volatile.

The market price of our common stock has been and is likely to be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report on Form 10-K, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

As an “emerging growth company” within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are an emerging growth company within the meaning of the rules under the Securities Act. We have in this Annual Report on Form 10-K utilized, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation and an exemption from the requirement that outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to utilize this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards as they become applicable to public companies.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that research analysts publish about us and our business. The price of our common stock could decline if one or more research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We maintain manufacturing, research and development, sales and administrative offices in the U.S., China and Taiwan. Our corporate headquarters is located at our facility in Sugar Land, Texas. The table below provides information regarding our facilities.

Location	Owned or Lease Expiration Date	Approximate Square Footage	Use
Sugar Land, Texas	Owned (1)	23,850	Administration, sales, manufacturing, research and development
Sugar Land, Texas	May 31, 2015	7,066	Research and development
Ningbo, China	Owned (2)	458,849	Administration, sales, manufacturing, research and development
Taipei, Taiwan	March 31, 2015 (3)	55,269	Administration, sales, manufacturing, research and development

____________

(1)	The property is subject to a mortgage in favor of East West Bank, securing our short-term debt obligations.

(2)	Our China subsidiary acquired the land use rights to the real property on which our new facility is located from the Chinese government. The land use rights expire on October 7, 2054. Our China subsidiary owns the facility located on the property.

(3)	Leases covering four floors expire on March 31, 2015.

In 2013, we expanded the amount of square footage utilized by our Taiwan facility, adding a fourth floor to our then existing lease space. We believe that our existing facilities are adequate to meet our needs in 2014, and that we will be able to obtain additional commercial space as needed. To meet planned growth in 2015, we plan in late 2014 to investigate expansion of our laser fabrication facilities in Sugar Land, Texas, and expansion of our transceiver manufacturing facilities in Taipei, Taiwan.

Item 3.	Legal Proceedings

We anticipate that we will from time to time be subject to various claims and legal actions during the ordinary course of our business. We are not aware of any material claims or legal actions to which we, our properties or our officers or directors are subject.

Item 4.	Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of January 31, 2014, there were 359 holders of record of our common stock (not including beneficial holders of our common stock holder in street name). The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	High	Low
Fiscal Year 2013:
Third Quarter (from September 26, 2013)	$10.44	$9.37
Fourth Quarter	$16.61	$9.07

For equity compensation plan information refer to Item 12 of this Annual Report on Form 10-K.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). As of December 31, 2013, we had used $16.8 million of the net proceeds for working capital, the continued expansion of our existing business and general corporate purposes including the repayment of outstanding indebtedness.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain all available funds and future earnings for use in the operation and expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, terms of financing arrangements, applicable Delaware law, capital requirements and such other factors as our board of directors deems relevant. In addition, the terms of our loan agreements governing our long-term debt obligations prohibit us from paying dividends.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes. You should read this summary consolidated financial data together with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2011, 2012 and 2013 and the consolidated balance sheet data as of December 31, 2012 and 2013 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of results for the entire year.

	Years ended December 31,
	2009	2010	2011	2012	2013
Consolidated Statements of Operations Data:	(in thousands, except share and per share data)
Revenue	$24,969	40,489	47,840	63,421	$78,424
Cost of goods sold (1)	21,525	27,539	34,468	44,492	55,396
Gross profit	$3,444	12,950	13,372	18,929	$23,028
Operating expenses:
Research and development (1)	5,707	5,176	6,451	7,603	8,512
Sales and marketing (1)	2,018	1,993	2,412	3,135	4,191
General and administrative (1)	7,298	8,382	8,243	8,012	10,632
Asset impairment charges	–	492	–	–	–
Total operating expenses	$15,023	16,043	17,106	18,750	$23,335
Income (loss) from operations	(11,579)	(3,093)	(3,734)	179	(307)
Interest and other income (expense), net:
Interest income	7	34	15	26	104
Interest expense	(1,038)	(906)	(1,338)	(1,381)	(1,125)
Other income (expense), net	68	585	(271)	231	(78)
Total interest and other income (expense), net	$(963)	(287)	(1,594)	(1,124)	$(1,099)
Loss before income taxes	(12,542)	(3,380)	(5,328)	(945)	(1,406)
Benefit from (provision for) income taxes	38	–	–	–	–
Net loss attributable to common stockholders	$(12,504)	(3,380)	(5,328)	(945)	$(1,406)
Net loss per share attributable to common stockholders:
Basic and diluted	$(48.39)	(13.06)	(20.21)	(3.56)	$(0.14)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	258,414	258,901	263,658	265,576	9,964,955

____________

(1)	These expenses include share-based compensation expense. Share-based compensation expense is accounted for at fair value, using the Black-Scholes option-pricing model. Share-based compensation expense is recognized over the vesting period of the stock options and was included in cost of goods sold and operating expenses as follows:

	Years ended December 31,
	2011	2012	2013
Cost of goods sold	$35	$7	$56
Research and development	50	8	53
Sales and marketing	58	9	52
General and administrative	420	137	907
Total share-based compensation expense	$563	$161	$1,068

	Years ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	2,867	4,643	2,074	$11,226	30,751
Working capital (1)	7,511	(2,322)	(1,911)	13,669	38,879
Total assets	45,560	52,934	53,723	65,748	111,057
Total debt (2)	14,300	23,071	22,597	24,584	28,455
Convertible preferred stock	90,423	90,423	94,373	105,367	–
Common stock and additional paid-in-capital	3,939	4,723	5,303	5,542	144,036
Total deficit	(72,263)	(75,643)	(80,972)	(81,917)	(83,323)

____________

(1)	Working capital is defined as total current assets less total current liabilities.

(2)	Total debt is defined as short-term loans, notes payable and total long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors.”

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target three networking end-markets: CATV, FTTH and internet data centers. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the CATV, FTTH and internet data center markets which increasingly demand faster connectivity and innovation. Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs.

The three end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. Within the CATV market, we benefit from a number of ongoing trends including the global build-out of CATV infrastructure, the move to higher bandwidth networks among CATV service providers and the outsourcing of system design among CATV networking equipment companies. In the FTTH market, we benefit from continuing PON deployments and system upgrades among telecommunication service providers. Within the internet data center market, we benefit from the increasing use of higher-capacity optical networking technology as a replacement for copper cables, particularly as speeds reach 10 gigabits per second and above, as well as the movement to open internet data center architectures and the increasing use of in-house equipment design among leading internet companies.

We sell our products to leading original equipment manufacturers, or OEMs, in the CATV and FTTH markets as well as internet data center operators. In 2013, we earned 60.4% of our total revenue from the CATV market, and 24.7% of our total revenue from the data center market. In 2013, our key customers in the CATV market included Cisco Systems and Biogenomics Corp., a distributor. In 2011, 2012 and 2013, Cisco Systems accounted for 26.8%, 33.2%, and 21.8%, respectively, of our revenue and Biogenomics Corp. accounted for 11.7%, 11.2% and 8.7%, respectively, of our revenue. In 2013, our key customers that contributed most to our FTTH revenue were Genexis B.V. and a leading internet service provider, which accounted for 2.8% and 2.0% of our total revenue, respectively. In 2013, our key customers in the data center market included Amazon and Microsoft. In 2012 and 2013, Amazon accounted for 5.8% and 18.2% of our revenue, respectively, and Microsoft accounted for 2.6% and 6.1% of our revenue, respectively. In 2013, revenue from the CATV market, data center market, FTTH market and other markets provided 60.4%, 24.7%, 5.6%, and 9.3% of our revenue, respectively, compared to 78.6%, 8.3%, 5.8% and 7.3% of our 2012 revenue, respectively.

Our sales model focuses on direct engagement and close coordination with our customers to determine product design, qualifications, performance and price. Our strategy is to use our direct sales force to sell to key accounts and to expand our use of distributors for increased coverage in certain international markets and certain domestic market segments. We have direct sales personnel that cover the U.S., Taiwan and China focusing primarily on major OEM customers and internet data center operators. Throughout our sales cycle, we work closely with our customers to qualify our products into their product lines. As a result, we strive to build strategic and long-lasting customer relationships and deliver products that are customized to our customers’ requirements.

Our business depends on winning competitive bid selection processes to develop components, systems and equipment for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the level of customization required, market served, whether the design win is with an existing or new customer and whether our solution being designed in our customers’ product is our first generation or subsequent generation product. We do not have any long-term purchase commitments (in excess of one year) with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our solutions is incorporated into a customer’s design, however, we believe that our solution is likely to continue to be purchased for that design throughout that product’s life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution.

In 2011, 2012 and 2013, we had 11, 15 and 17 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

We believe we have an attractive financial profile, with strong revenue performance and control over our manufacturing costs through our vertically integrated manufacturing model. While we have incurred substantial losses since our inception, and as of December 31, 2013 had an accumulated deficit of $83.3 million, we achieved profitability (net income on a GAAP basis) in the third quarter of 2013 and recorded a slight loss ($0.5 million) in the fourth quarter of 2013. We have grown our revenue at a 33.1% CAGR between 2009 and 2013, including 23.7% growth year-over-year from 2012 to 2013.

Factors Affecting Our Performance

Increasing Consumer Demand for Bandwidth. Bandwidth demand in all of our target markets is driving service provider investment in new equipment and in turn generating demand for our products. Increasingly, optical networking technologies are being incorporated into networking equipment, replacing legacy copper-based networking technologies. This shift to optical networking solutions benefits us as a provider of those solutions.

Pricing, Product Cost and Margins. Our solution pricing varies depending upon the end market, the complexity of the product and the level of competition. Our product costs also vary with complexity as well as the degree to which we can utilize components designed and manufactured ourselves. We tend to realize higher gross margins on products that incorporate a higher percentage of our own components. We often initially experience lower gross margins on new products, as our pricing is based upon anticipated volume-driven cost reductions over the life of the design win. Thus, if we are unable to realize our expected cost reductions, we may experience declining gross margins on such products.

Our product pricing is established when the product is initially introduced to the market, and thereafter through periodic negotiations with customers. We generally do not agree to periodic automatic price reductions. Furthermore, due to the dynamics in the CATV market and the value of our outsourced design services to our customers, we believe we face less downward price pressure than many of our competitors. We sell a wide variety of products among our three target markets and our gross margin is heavily dependent in any quarter on the product mix achieved during that period.

Decreasing Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated within the CATV market and among a few customers within this market. Over the past two years, we have developed new products within the FTTH and internet data center markets. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue. Although the CATV market is our largest market today, we anticipate that sales in the FTTH and internet data center markets will account for a more significant percentage of our total revenue in the future. We believe that our entry into the FTTH and internet data center markets with new customers and with new products will continue to facilitate revenue growth and customer diversification.

Product Development. We invest heavily to develop new and innovative products. The majority of our research and development expense is allocated to product development, usually with a specific customer and customer platform in mind. We believe our close coordination with our customers regarding their future product requirements enhances the efficiency of our research and development expenditures.

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the CATV, FTTH and internet data center markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. We also anticipate that our revenue derived from the FTTH and internet data center markets will increase as a percentage of our revenue as we further penetrate and extend our products into these markets. The following chart provides the revenue contribution from each of the markets we serve for the years 2011, 2012 and 2013 , as well as the corresponding percentage of our total revenue for each period:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Market	2011	2011	2011	2011	2012	2012	2012	2012	2013	2013	2013	2013
	(in thousands, except percentages)
CATV	7,422	9,228	9,878	12,411	9,760	13,274	13,530	13,277	8,259	10,514	14,559	14,041
Datacenter	–	–	14	–	670	647	977	2,998	3,620	6,640	3,216	5,910
FTTH	907	552	752	1,103	1,063	417	698	1,512	1,087	705	982	1,603
Other	1,178	1,709	1,450	1,236	1,012	1,299	1,211	1,074	1,351	1,738	2,009	2,190
Total	9,507	11,489	12,094	14,750	12,505	15,637	16,416	18,861	14,317	19,597	20,766	23,744

	Percentage of Revenue
CATV	78.1%	80.3%	81.7%	84.1%	78.0%	84.9%	82.4%	70.4%	57.7%	53.7%	70.3%	59.1%
Datacenter	0.0%	0.0%	0.1%	0.0%	5.4%	4.1%	6.0%	15.9%	25.3%	33.9%	15.5%	24.9%
FTTH	9.5%	4.8%	6.2%	7.5%	8.5%	2.7%	4.2%	8.0%	7.6%	3.6%	4.7%	6.7%
Other	12.4%	14.9%	12.0%	8.4%	8.1%	8.3%	7.4%	5.7%	9.4%	8.8%	9.5%	9.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In 2011, 2012, and 2013, our top ten customers represented 76.6%, 77.6% and 76.9% of our revenue, respectively. While the percentage earned from our top ten customers remained consistent, the increase in data center revenue, from 8.3% in 2012 to 24.7% in 2013 resulted in more diversification across our top ten customers. In 2013, our key customers in the CATV market included Cisco Systems, Biogenomics Corp., a distributor in China, and Aurora Networks. In 2011, 2012 and 2013, Cisco Systems accounted for 26.8%, 33.2%, and 21.8%, respectively, of our revenue and Biogenomics Corp. accounted for 11.7%, 11.2% and 8.7%, respectively, of our revenue. In 2013, our key customers in the data center market included Amazon and Microsoft. In 2012 and 2013, Amazon accounted for 5.8% and 18.2% of our revenue, respectively, and Microsoft accounted for 2.6% and 6.1% of our revenue, respectively.

In 2013, our key customers that contributed most to our FTTH revenue were Genexis B.V. and a leading internet service provider, which accounted for 2.8% and 2.0% of our total revenue, respectively.

Revenue is recognized when the product is shipped and title has transferred to the customer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title passes to the customer upon placement by us with a common carrier (upon shipment). A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2013, 17.4% of our total revenue was derived from our China-based subsidiary, with $6.3 million denominated in RMB, $2.0 million sold directly by our Taiwan location and an immaterial amount denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2014.

During 2013, our average sales price across our product lines declined less than 8.0% compared to 2012. Certain of our competitors in the optical industry, who may have narrower market focus than us or broader product lines within a market, have publically stated that they typically experience annual price declines of 10-15%. Revenue from period to period is driven by the volume of shipments and may be impacted by pricing pressures, among other factors.

Cost of goods sold and gross margin

Our cost of goods sold consists of material costs, direct labor, allocated overhead and periodic cost variances, including reserves for excess and obsolete inventory, with each representing approximately 65.1%, 12.6%, 17.3%, 5.0% of our total cost of goods sold, respectively, in 2013.

Our cost of goods sold is impacted by variances arising from changes in yields and production volume. We typically experience lower yields and higher associated costs on new products. In general, our cost of goods sold for a particular product declines over time as a result of increasing efficiencies in the manufacturing processes, or supply cost declines, as well as yield improvements and testing enhancements.

We manufacture our products in all three of our facilities in the U.S., Taiwan and China. Generally, laser chips and optical components are manufactured in our U.S. facility, optical components and subassemblies are manufactured in our Taiwan facility, and equipment is manufactured in our China facility. Because of our vertical integration model, we utilize our own products in our semi-finished and finished goods that we sell between and among our respective manufacturing operations. We base those internal sales upon established transfer pricing methodologies. However, we eliminate all of those internal sales, and cost of goods sold transactions, to arrive at total revenue and cost of goods sold on a consolidated basis.

We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated in U.S. or NT dollars or RMB, depending upon the manufacturing location.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 28.0% and 32.9%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. We generally realize a lower gross margin in sales to Asian markets. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and include salaries, benefits, bonuses and share-based compensation. With regard to sales and marketing expense, personnel costs also include sales commissions.

Research and development. Research and development, or R&D, expense consists primarily of personnel costs, including share-based compensation for R&D personnel, and R&D work orders (that include material, direct labor and allocated overhead), as well as allocated development costs, such as engineering services, software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred. Customers rely upon us to assist them with the development of new products and modification of existing products because of our extensive optical design and manufacturing expertise. We work closely with our customers in the critical design phase of product development, and are often reimbursed for those development efforts. By virtue of our overseas R&D operations and by focusing on customer-specific projects, our research and development expenses have tended to represent a lower percentage of revenue compared to some of our competitors. In the future, we expect research and development expense to increase on a dollar basis, but continue to decline as a percentage of revenue, to the extent our revenue increases over time.

Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including stock based compensation for our sales and marketing personnel, as well as travel and trade show expense, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their offering or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2013. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2013. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

General and administrative. General and administrative expense consists primarily of personnel costs, including share-based compensation, primarily for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation of capital equipment and facility costs. We expect general and administrative expense to increase in the short term, as we develop the infrastructure necessary to operate as a public company, including increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act and the rules and regulations applicable to companies listed on a national stock exchange, as well as investor relations expense and higher insurance premiums. In the future, we expect general and administrative expense to increase on a dollar basis but continue to decline as a percentage of revenue, to the extent our revenue increases over time.

Other income (expense)

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our short-term and long-term debt borrowings.

Other income (expense), net is primarily made up of foreign currency transaction gains and losses. The functional currency of our China subsidiary is the RMB and the foreign currency transaction gains and losses of our China subsidiary primarily result from their transactions in U.S. dollars. The functional currency of our Taiwan location is the NT dollar and the foreign currency transaction gains and losses of our Taiwan location primarily result from their transactions in U.S. dollars.

Income taxes

We conduct our business globally. However, our operating income is subject to varying rates of tax in the U.S., Taiwan and China. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Our effective U.S. federal income tax rate was 0% in the past three years as we have incurred operating losses. At December 31, 2013, our U.S. accumulated net operating loss, or NOL, was $65.7 million. As we earn profits in the U.S., we expect to reduce our cash tax obligations by the utilization of NOL carry forwards. Our NOL benefits expire over the twelve-year period from 2020 to 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited going forward. Based upon an analysis of our equity ownership, we have experienced an ownership change and our NOL carry forwards are limited in dollar amount. As of December 31, 2013, of the total accumulated NOL only $40.3 million is available for utilization in 2014 and thereafter to shelter federal taxable income. Each year after 2014, an additional $0.3 million is added to the total available NOL, until a maximum of $43.9 million is reached. The amount of NOL available each year may decrease by the amount of NOL utilized and may increase by the amount of any operating losses incurred. Should we experience additional ownership changes our NOL carry forwards may be further limited.

Our wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise.  In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011, Global Technology, Inc. renewed its National high-tech enterprise certificate and was therefore extended its three year tax preferential status from November 2011 to November 2014.

For 2011 and 2012, there were no identified uncertain tax positions.  During 2013, our liabilities for uncertain tax positions increased by $2.2 million based on tax positions related to our net operating loss carryforwards.  As of December 31, 2013, we had $2.2 million, of unrecognized tax benefits on net operating loss carryforwards that must be certified under the dual consolidated loss rules.  If recognized, there would be no impact our effective tax rate as a result of the full valuation allowance previously recognized. We believe that it is reasonably possible that $0 of our remaining unrecognized tax positions may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.

Results of Operations

The following table set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our financial results to be achieved in future periods.

	Years ended December 31,
	2011	2012	2013
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	72.0%	70.2%	70.6%
Gross profit	28.0%	29.8%	29.4%
Operating expenses
Research and development	13.5%	12.0%	10.9%
Sales and marketing	5.0%	4.9%	5.3%
General and administrative	17.2%	12.6%	13.6%
Total operating expenses	35.8%	29.6%	29.8%
Income (loss) from operations	-7.8%	0.3%	-0.4%
Other income (expense)
Interest expense	-3.3%	-1.8%	-1.4%
Other income (expense), net	0.0%	0.0%	0.0%
Total other expense	-3.3%	-1.8%	-1.4%
Loss before income taxes	-11.1%	-1.5%	-1.8%
Income taxes	0.0%	0.0%	0.0%
Net loss	-11.1%	-1.5%	-1.8%

Comparison of Years Ended December 31, 2013 and 2012

Revenue

	Years ended December 31,		Change
	2012	2013	Amount	%
	(in thousands, except percentages)
Revenue	$63,421	$78,424	$15,003	23.7%

Of our total revenue in 2013, we generated $47.3 million, or 60.4%, from the CATV market, $19.3 million, or 24.7%, from the internet data center market, $4.4 million, or 5.6%, from the FTTH market, and $7.3 million, or 9.3%, from other markets. Total revenue increased by $15.0 million, or 23.7%, from 2012 to 2013.

The increase in revenue was attributable to a $14.1 million increase from the internet data center market, and a $2.7 million increase from other markets, partially offset by a $2.5 million decrease from our CATV market. The increase in revenues in the internet data center market were driven by increasing sales to customers we added late in 2012. The decline in revenues in the CATV market in 2013 was a result of market-wide weakness, particularly in China, as well as delays in orders as a consequence of mergers among several of our CATV customers.

Cost of goods sold and gross margin

	Years ended December 31,
	2012		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$44,492	70.2%	$55,396	70.6%	$10,904	24.5%
Gross margin		29.8%		29.4%

Cost of goods sold increased by $10.9 million, or 24.5%, from 2012 to 2013, primarily due to the combination of an $7.2 million increase in direct material costs and a $3.7 million increase in labor and overhead costs, both of which were associated with our increase in revenues. Within our markets, we sell similar products in different geographic regions at different prices, resulting in different gross margins among our products. The decrease in gross margin was primarily the result of a higher percentage of sales of lower margin CATV equipment in Asia and a lower percentage of higher margin component sales in the U.S.

Operating expenses

	Years ended December 31,
	2012		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,603	12.0%	$8,512	10.9%	$909	11.9%
Sales and marketing	3,135	4.9%	4,191	5.3%	1,056	33.7%
General and administrative	8,012	12.6%	10,632	13.6%	2,620	32.7%
Total operating expenses	$18,750	29.6%	$23,335	29.8%	$4,585	24.4%

Research and development expense

Research and development expense increased by $0.9 million, or 11.9%, from 2012 to 2013. This was primarily due to increases in personnel costs and R&D work order and project costs related to new product development.

Sales and marketing expense

Sales and marketing expense increased by $1.1 million, or 33.7%, from 2012 to 2013. This was due to an increase in personnel costs due to additional sales and marketing staff to better serve our customers, and an increase in sales commissions directly related to our revenue growth.

General and administrative expense

General and administrative expense increased by $2.6 million, or 32.7%, from 2012 to 2013. This was primarily due to an increase in share-based compensation expense as well as an increase in personnel costs, expenses related to being a public company, professional fees and travel expenses.

Other income (expense), net

	Years ended December 31,
	2012			2013			Change
	Amount	% of revenue		Amount	% of revenue		Amount	%
	(in thousands, except percentages)
Interest income	$26	0.0%		$104	0.1%		$78	300.0%
Interest expense	(1,381)	(2.2%	)	(1,125)	(1.4%	)	256	18.5%
Other income (expense), net	231	0.4%		(78)	(0.1%	)	(309)	(133.8%	)
Total Other income (expense), net	$(1,124)	(1.8%	)	$(1,099)	(1.4%	)	$25	2.2%

Total net other expense decreased slightly from 2012 to 2013. Interest expense decreased while average loan balances increased from 2012 to 2013 due to a further reduction in interest rates in 2013. Our net other expense decreased by $0.3 million from 2012 to 2013 primarily due to a $0.6 million unrealized foreign currency revaluation loss from U.S. denominated accounts in 2013 when the NT dollar depreciated against the U.S. dollar which was offset by an additional $0.2 million of government subsidies received by our China subsidiary.

Benefit from (provision for) income taxes

	Years ended December 31,
	2012	2013	Change
	(in thousands, except percentages)
Benefit from (provision for) income taxes	$–	$–	$–
Effective tax rate	0.0%	0.0%	0.0%

Our effective tax rate was 0.0% for 2012 and 2013, as we did not generate positive taxable income.

Comparison of Years Ended December 31, 2012 and 2011

Revenue

	Years ended December 31,		Change
	2011	2012	Amount	%
	(in thousands, except percentages)
Revenue	$47,840	$63,421	$15,581	32.6%

Of our total revenue in 2012, we generated $49.8 million, or 78.6%, from the CATV market, $5.3 million, or 8.3%, from the internet data center market, $3.7 million, or 5.8%, from the FTTH market, and $4.6 million, or 7.3%, from other markets. Total revenue increased by $15.6 million, or 32.6%, from 2011 to 2012. The increase in revenue was attributable to an $11.0 million increase in revenue from our CATV market, a $5.3 million increase from the internet data center market, and a $0.4 million increase in the FTTH market, which increases were partially offset by a $1.0 million decrease from other markets. Our CATV market revenue increased in 2012 primarily due to increased capital expenditures by CATV service providers and increased shipments of our CATV equipment products. Revenues in 2012 were also driven by sales increases from two customers in the internet data center market. Our FTTH market revenue increased primarily because of the sale of new transceiver products to existing customers. Revenue declined in other markets because of a de-emphasis by our sales staff and the decline in sales of certain legacy products within those markets.

Cost of goods sold and gross margin

	Years ended December 31,
	2011		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$34,468	72.0%	$44,492	70.2%	$10,024	29.1%
Gross margin		28.0%		29.8%

Cost of goods sold increased by $10.0 million, or 29.1%, from 2011 to 2012, primarily due to a combination of an $8.5 million increase in direct material costs and a $1.3 million increase in labor and overhead costs, both of which were associated with our increase in revenues. The increase in gross margin was caused by lower direct labor costs and lower overhead from improved efficiency, combined with a reduction in our inventory reserve. The inventory reserves were higher in 2011 primarily due to discontinued products and aging of inventory on hand.

Operating expenses

	Years ended December 31,
	2011		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development	$6,451	13.5%	$7,603	12.0%	$1,152	17.9%
Sales and marketing	2,412	5.0%	3,135	4.9%	723	30.0%
General and administrative	8,243	17.2%	8,012	12.6%	(231)	(2.8%	)
Total operating expenses	$17,106	35.8%	$18,750	29.6%	$1,644	9.6%

Research and development expense

Research and development expense increased by $1.2 million, or 17.9%, from 2011 to 2012, $0.7 million of which was attributable to R&D material expenses associated with new product development. The remaining $0.5 million increase was a result of a reallocation of existing personnel costs to R&D work orders and an increase in R&D staffing. Because our R&D staff is integral to new product development, our R&D staff often rotate between R&D work orders (non-production orders) and production orders. As we shift those personnel from production back to R&D, our R&D expenses vary.

Sales and marketing expense

Sales and marketing expense increased by $0.7 million, or 30.0%, from 2011 to 2012. This was due to a $0.5 million increase in personnel costs due to additional sales and marketing staff to better serve our customers, and an increase in sales commissions of $0.2 million because of our revenue growth.

General and administrative expense

General and administrative expense decreased by $0.2 million, or 2.8%, from 2011 to 2012. This was primarily due to a decrease in share-based compensation expense because of the use of a reduced volatility assumption and prior grants becoming fully vested.

Other income (expense), net

	Years ended December 31,
	2011			2012			Change
	Amount	% of revenue		Amount	% of revenue		Amount	%
	(in thousands, except percentages)
Interest income	$15	0.0%		$26	0.0%		$11	71.3%
Interest expense	(1,338)	(2.8%	)	(1,381)	(2.2%	)	(45)	(3.3%	)
Other income (expense), net	(271)	(0.6%	)	231	0.4%		502	186.0%
Total Other income (expense), net	$(1,594)	(3.3%	)	$(1,124)	(1.8%	)	$470	29.5%

Total net other expense decreased by $0.5 million, or 29.5%, from 2011 to 2012. Interest expense remained relatively unchanged from 2011 to 2012. While average loan balances increased from 2011 to 2012 by about $2.0 million, we benefited from a reduction in interest rates in 2012. The net other expense decreased by $0.5 million from 2011 to 2012 primarily due to foreign currency revaluation gains from U.S. denominated accounts in 2012 when the NT dollar appreciated against the U.S. dollar.

Benefit from (provision for) income taxes	Years ended December 31,
	2011	2012	Change
	(in thousands, except percentages)
Benefit from (provision for) income taxes	$–	$–	$–
Effective tax rate	0.0%	0.0%	0.0%

Our effective tax rate was 0.0% for 2011 and 2012, as we did not generate positive taxable income.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities and cash generated from operations and from various lending arrangements. On October 1, 2013, we completed our initial public offering, in which we issued and sold 3,600,000 shares of our common stock at a public offering price of $10.00 per share, providing proceeds of $31.5 million, net of underwriting discounts and commissions and offering expenses. At December 31, 2013, our cash, cash equivalents, restricted cash and short-term investments totaled $30.8 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented:

Years Ended December 31,
	2011	2012	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(4,125)	$(358)	$(6,552)
Net cash used in investing activities	(1,571)	(3,290)	(17,736)
Net cash provided by financing activities	2,836	12,754	35,368
Effect of exchange rates on cash and cash equivalents	136	(150)	203
Net increase (decrease) in cash and cash equivalents	$(2,724)	$8,956	$11,283

Operating activities

In 2013, net cash used in operating activities was $6.6 million. Cash used in operating activities primarily related to an increase in receivables from customers from the sale of our products in excess of cash paid to our suppliers. During the year ended December 31, 2013, we recognized a net loss of $1.4 million. The net loss incorporated non-cash charges, including depreciation and amortization of $3.4 million, share-based compensation expenses of $1.1 million and non-cash increases to our inventory reserve accounts of $0.5 million. We also spent $7.5 million to increases our inventories to support increases in sales volumes, but this was offset by an increase in accounts payable.

In 2012, net cash used in operating activities was $0.4 million. Cash used in operating activities primarily related to payments to suppliers in excess of cash received from our customers from the sale of our products. During 2012, we recognized a net loss of $0.9 million. However, that net loss incorporated non-cash charges, including depreciation and amortization of $2.9 million, share-based compensation expense of $0.1 million and non-cash increases to our inventory reserve accounts of $0.9 million. In addition, we spent $0.5 million in 2012 to increase our inventories in anticipation of expected increases in sales volumes.

In 2011, net cash used in operating activities was $4.1 million. Cash used in operating activities primarily related to payments to suppliers in excess of cash received from our customers from the sale of our products. During 2011, we recognized a net loss of $5.3 million. However, that net loss incorporated non-cash charges, including depreciation and amortization of $3.1 million, share-based compensation expense of $0.6 million and non-cash increases to our inventory reserve accounts of $1.6 million. In addition, we spent $1.6 million in 2011 to increase our inventories in anticipation of expected increases in sales volumes.

Investing activities

Our investing activities consisted primarily of capital expenditures and purchases of intangible assets.

In 2013, we used $17.7 million of cash for investing activities, of which $9.3 million of cash was used for the purchase of additional machinery and equipment to support our research and development efforts and manufacturing activities and $8.0 million of cash was used for the purchase of short-term investments.

In 2012, we used $3.3 million of cash for investing activities. We used $3.2 million of cash for the purchase of additional machinery and equipment to support our research and development efforts and manufacturing activities, partially offset by $0.1 million of cash provided by the sale of obsolete equipment.

In 2011, we used $1.6 million of cash for investing activities. We used $1.8 million of cash for the purchase of property and equipment, partially offset by $0.4 million of cash provided by the sale of obsolete equipment.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of common stock and preferred stock and activity associated with our various lending arrangements.

In 2013, our financing activities provided $35.4 million in cash. We received $31.5 million in net proceeds from our initial public offering. We received $3.5 million in net borrowings associated with our bank loans and received $0.7 million from the exercise of stock options and warrants. These increases were offset by an increase in our restricted cash by $0.2 million, related to the compensating balances required by our loans in China

In 2012, our financing activities provided $12.8 million in cash. We received $10.2 million in cash from the issuance of preferred stock, $2.7 million in net borrowings associated with our bank loans and $0.8 million from the issuance of notes payable, offset in part by $0.7 million of payments of principal on our term loans and notes payable and $0.2 million to repay loans from stockholders.

In 2011, our financing activities provided $2.8 million in cash, primarily resulting from $2.9 million of cash from the issuance of preferred stock and $1.6 million in net borrowings associated with our bank loans, offset in part by $0.2 million of payments of principal on our term loans and notes payable and $1.2 million to repay loans from stockholders.

Loans and commitments

We have lending arrangements with several financial institutions, including a loan and security agreement with East West Bank in the U.S., several lines of credit arrangements for our China subsidiary and financing agreements for our Taiwan location.

As of December 31, 2013, our loan and security agreement in the U.S. included a $7.0 million revolving line of credit which matures on November 15, 2015. Also included with the same bank is a term loan with monthly payments of principal and interest that matures on November 15, 2014. As of December 31, 2013, we had $7.0 million outstanding under the revolving line of credit and $3.1 million outstanding on the term loan.

On September 10, 2013, our loan and security agreement in the U.S. was amended to add $5.0 million of borrowing capability to the existing credit line, for the purpose of financing equipment. The additional equipment term loan allows us to draw up to the lesser of (i) $5.0 million, or (ii) 90% of the costs of equipment purchased between March 31, 2013 and March 10, 2014. Through March 10, 2014, we are required to pay interest only on the then-outstanding balance, and then pay equal principal payments plus accrued interest monthly for the following 42 months. The interest rate for such equipment term loan is the bank’s prime lending rate plus 0.75%, currently a total of 4.0%. As of December 31 2013, $1.85 million has been drawn against this equipment term loan.

Our loan and security agreement requires us to maintain certain financial covenants, including a minimum current ratio, maximum debt over net worth ratio and minimum debt service coverage. The agreement also restricts our minimum cash deposits and the percentage of deposit with other banks. As of December 31, 2013, we were in compliance with all covenants contained in this agreement.

As of December 31, 2013, our China subsidiary had a line of credit facility and bank acceptances with China banks totaling $18.0 million. As of December 31, 2013, a total of $12.1 million was outstanding under various notes, each with its own maturity date and each renewing annually from January 2014 to August 2014. The notes that begin to mature in January 2014 are expected to be renewed on the same terms and with new one year terms. These loans have renewed each year for the past three years. While there can be no assurance of renewal as each loan matures, we expect these loans to renew this year as they have over the past periods. On January 6, 2014, we paid off $4.5 million in loans with maturity dates ranging January 2014 to March 2014 to China bank.

As of December 31, 2013, our China subsidiary had a U.S. currency based loan of $2.4 million under various notes with four-month terms.

In July 2013, our Taiwan location extended its outstanding note payable with a financing company to mature on July 31, 2015.

In December 2013, our Taiwan location entered into one year revolving Credit Facility Agreements with Taiwan banks, for a total of $8.0 million. Borrowings under the Credit Facility will be used for general corporate purposes. Our obligations under the Credit Facility are secured by our $8 million cash deposit in a one-year CD with such banks. Borrowings under the Credit Facility will bear interest at a rate equal to the Taiwan Time Deposit Interest Rate Index plus 0.41%, which is currently 1.78%. As of December 31, 2013, $3.8 million was outstanding under this credit facility.

A customary business practice in China is for customers to exchange accounts receivable with notes receivable issued by their bank. From time to time we accept notes receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months, and such notes receivable may be redeemed with the issuing bank prior to maturity at a discount. Historically, we have collected on the notes receivable in full at the time of maturity.

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our China subsidiary’s banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our China subsidiary. These balances are classified as restricted cash on our consolidated balance sheets. As of December 31, 2013, our restricted cash totaled $0.7 million.

Future liquidity needs

We believe that our existing cash, cash equivalents, short term investments, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for the next 12 to 24 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2013:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Notes payable and long-term debt(1)	$28,455	$19,532	$8,923	$–	$–
Operating leases(2)	914	689	225	–	–
Purchase obligations(3)	35	26	9	–	–

Total commitments	$29,404	$20,247	$9,157	$–	$–

____________

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit and term loans. The amount presented in the table represents the principal portion of the obligations.

(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

(3)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Market Risks

Market risk represents the risk of loss that may impact our financial statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities. We have not historically attempted to reduce our market risks through hedging instruments; we may, however, do so in the future.

Interest Rates

We are exposed to interest rate fluctuations on our cash, cash equivalents and short-term investments. We had unrestricted cash and cash equivalents of $1.8 million, $10.7 million and $22.0 million at December 31, 2011, 2012 and 2013, respectively. Our cash, cash equivalents and short-term investments are subject to limited interest rate risk and are primarily maintained in money market funds and bank deposits.

We have entered into various loan agreements with East West Bank in the U.S., China Construction Bank in China and Mega Bank and Chailease Finance Co LTD in Taiwan. At December 31, 2013:

•	the revolving line of credit for our U.S.-based loans had a principal balance of $7.0 million, bearing interest at rates based on the prime rate plus a premium of 0.5% or floor rate of 3.75% whichever is higher, maturing on November 15, 2015,

•	the term loan with a U.S. bank had a principal balance of $3.1 million, with monthly payment of principal and interest at prime rate plus 0.75% or floor rate 4%, maturing on November 15, 2014,

•	our term loan with a U.S. bank had a principal balance of $1.9 million, interest payment only through March 10, 2014, and then equal principal and interest monthly installment payment for the following 42 months, maturing in September 2017,

•	the Chinese-based revolving line of credit loan had a principal balance of $7.1 million, bearing interest at 108%-110% of LIBOR or 6.48% to 6.6%,

•	the Chinese-based revolving loan had a principal balance of $2.4 million, bearing interest at 4.1% to 4.15%,

•	the Chinese bank acceptance notes issued to vendors had a balance of $2.3 million, bearing no interest rate,

•	the Taiwanese-based revolving line of credit had a principal balance of $3.8 million, bearing interest at 1.78%, maturing in December 2014, and

•	the Taiwanese-based term loan had $0.9 million principal balance outstanding, with monthly payment of principal and interest at interest rate of 4.95%, maturing on July 30, 2015.

With respect to our interest expense for the year ended December 31, 2013, an increase or decrease of 1.0% in each of our interest rates would have resulted in an increase of $0.3 million in our interest expense for such period.

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

We maintain certain assets, including certain bank accounts, accounts receivables, land and building, in RMB and the NT dollar, which are sensitive to foreign currency exchange rate fluctuations. Additionally, certain of our current and long-term liabilities are denominated in these currencies. As of December 31, 2013, fluctuation in RMB and NT dollar currency exchange rates resulted in assets and liabilities denominated in these currencies being translated into $0.5 million and $0.4 million more U.S. dollars than at December 31, 2012, respectively.

Additionally, the value of the RMB against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in political and economic conditions in China. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the Chinese government changed its policy of pegging the value of the RMB to the U.S. dollar and began allowing modest appreciation of the RMB against the U.S. dollar. Fluctuation of the RMB exchange rate is, however, restricted to a rise or fall of no more than 0.5% per day versus the U.S. dollar, and the People’s Bank of China continues to intervene in the foreign exchange market to prevent significant short-term fluctuations in the RMB exchange rate. Nevertheless, under China’s current exchange rate regime, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. The RMB has appreciated 8.46% against the U.S. dollar from January 1, 2011 to December 31, 2013. There remains international pressure on the Chinese government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the RMB against the U.S. dollar.

We use the U.S. dollar as our functional and reporting currency for our financial statements. All transactions in currencies other than the U.S. dollar during the year are re-measured at the exchange rates prevailing on the respective relevant dates of such transactions. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than the U.S. dollar are re-measured at the exchange rates prevailing on such date. Exchange differences are recorded in our consolidated income statement. The financial records of our China subsidiary and our Taiwan location are maintained in their respective local currencies, the RMB and the NT dollar, which are the functional currencies for our China subsidiary and our Taiwan location, respectively. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average annual rate in 2011, a quarterly average rate in 2012 and a monthly average rate in 2013. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income in our statement of stockholders’ equity (deficit) and comprehensive income. Transaction gains and losses are recognized in our statements of operations in other income (expenses).

We incurred approximately 49.4% of our operating expenses in currencies other than the U.S. dollar during 2013. As of December 31, 2013, we held the U.S. dollar equivalent of approximately $14.3 million in RMB and $0.1 million in NT dollars, included in cash, cash equivalents and short-term investments. Fluctuations in exchange rates directly affect our cost of revenues and net income, and have a significant impact on fluctuations in our operating margins. For example, in 2013, 92.2% of our revenues were generated from sales denominated in U.S. dollars, and 21.4% of our operating costs and expenses were denominated in RMB and 28.0% of our operating costs were denominated in NT dollars. Fluctuations in exchange rates also affect our balance sheet. For example, if we need to convert U.S. dollars into RMB or NT dollars for our operations, appreciation of the RMB or the NT dollar against the U.S. dollar would have an adverse effect on the RMB or NT dollar amount that we receive from the conversion. With respect to our total cash and short-term investments as of December 31, 2013, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in a $0.1 million change in our total cash and short-term investments, and a 1.0% change in the exchange rates between the NT dollar and the U.S. dollar would result in an immaterial change in our total cash, cash equivalents and short-term investments.

Fluctuations in currency exchange rates of the above currencies we hold against the U.S. dollar would have a corresponding impact on the U.S. dollar equivalent of such currencies included in the cash, cash equivalents and short-term investments reported in our financial statements from period to period.

Inflation

We believe that the relatively low rate of inflation in the U.S. over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. To the extent we expand our operations in China and Taiwan, such actions may result in inflation having a more significant impact on our operating results in the future.

Off-Balance Sheet Arrangements

During 2011, 2012 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and cash flows, and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, share-based compensation expense, impairment analysis of goodwill and long-lived assets, valuation of inventory, warranty liabilities and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that of our significant accounting policies, which are described in Note B to our consolidated financial statements appearing elsewhere in this prospectus, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue recognition

We generally employ a direct sales model in North America, and in the rest of the world we use both direct and indirect channels. Our revenue recognition policy is to recognize gross revenue whether our products are sold on a direct or indirect basis, because our reseller customers (indirect channel) take title to our products and honor the same terms and conditions as do our direct sales customers. We recognize revenue from the sale of our products provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Contracts or customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and the customer’s payment history. Customers are generally extended net 30 credit terms from the date of shipment, with some extension to net 60 credit terms for some more creditworthy customers.

Whether our products are sold on a direct or indirect basis, revenue is recognized when the product is shipped and title has transferred to the customer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title passes to the customer upon placement by us with a common carrier (upon shipment). In some cases we may provide for title transfer to the customer upon delivery of the goods to the customer. We determine payments made to third party sales representatives are appropriately recorded to sales and marketing expense and not a reduction of revenue. Shipping and handling costs are included in cost of goods sold. We present revenue net of sales returns and allowances, sales taxes and any similar assessments. We provided a limited warranty as part of our standard terms and conditions of sale. This warranty provides for the repair or replacement of our products, at our discretion, that we determined (i) are defective in workmanship, material, or not in compliance with the mutually agreed written applicable specification and (ii) has in fact failed under normal use on or before one year from the date of original shipment of the products. Some of our customers are provided limited warranties between three to five years, on certain limited and identified products. Warranty costs associated with returned goods that are repaired or replaced are charged to cost of goods sold.

During our ordinary course of business, we may enter into new product development agreements to design, customize and develop new products for our customers. Such new product development agreements often involves material cost and engineering hours and therefore non-recurring engineering service (NRE) charges are agreed upon for the customer to reimburse our related costs. We adopt the percentage-of-completion method in revenue recognition for NRE revenues by using cost-input measurement. We capitalize cost input up to the contractual agreement amount and recognize NRE revenues based upon the agreement schedule. Contracts or customer purchase orders are often used to determine the existence of service agreement.

Share-Based Compensation

Stock option fair value is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk-free interest rates that determine the stock option fair value. In addition, we estimate forfeitures at the time of grant. As there had been no market for our common stock prior to our initial public offering, the expected volatility for options granted to date was derived from an analysis of reported data for a peer group of companies that issued options with similar terms. The expected volatility has been determined using an average of the expected volatility reported by this peer group of companies. We use a risk free interest rate based on the 10-year Treasury as reported during the period. The expected term of the options has been determined utilizing the simplified method which calculates a simple average based on vesting period and option life. We do not anticipate paying dividends in the near future. Estimated forfeitures are based on historical experience and future work force projections.

Long-lived assets

Depreciation and amortization of the intangible assets and other long-lived assets is provided using the straight-line method over their respective estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in our capital strategy could cause the actual useful lives of intangible assets or other long-lived assets to differ from initial estimates. In those cases where we determine that the useful life of an asset should be revised, we depreciate the remaining net book value over the new estimated useful life.

Our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We value on an asset-by-asset basis our long-lived assets and will recognize an impairment loss when the sum of such valuation is less than the carrying amount of such assets. The values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the values projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. We did not record any asset impairment charges in 2013 or 2012.

Valuation of inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. We assess the valuation of our inventory on a periodic basis and provide an allowance for the value of estimated excess and obsolete inventory based on estimates of future demand. During the years ended December 31, 2013, 2012 and 2011, we recorded excess and obsolete inventory charges of $0.5 million, $0.9 million, and $1.6 million, respectively. Of the $1.6 million in inventory reserves during 2011, $1.0 million was recorded in the fourth quarter of 2011 and was associated with the application of our inventory reserve policy.

During 2011, we reviewed our inventory policy to determine if the existing reserve for obsolescence and loss was appropriate. The policy at the time provided reserves on a schedule that weighted inventory over a two year period, but the maximum reserve was 80% of inventory value, regardless of the age of inventory. We modified the policy to account for more distinct periods, and to fully reserve any inventory that was over two years old. The policy provides for aging of inventory as follows:

•	Less than 360 days—10%

•	Between 360 and 540 days—50%

•	Between 540 and 720—80%

•	Over 720 days—100%

We considered the following factors in our determination of the appropriate reserve level: how often we buy material in bulk that lasts for more than 12 months of supply; changes in material costs over a 24 month period; the overall market value of raw material, semi-finished goods and finished goods across our varied product lines and within markets; changes in expected demand for our products; the change in valuations historically; the determined safety stock for key customers; and the likelihood of postponement in delivery schedules for materials already placed in finished goods inventory.

Accounting for income taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes. The liability method is used to account for deferred income taxes. Under the liability method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The ability to realize deferred tax assets is evaluated annually and a valuation allowance is provided if it is unlikely that the deferred tax assets will not give rise to future benefits in our tax returns.

Recent Accounting Pronouncements

ASU 2011-04. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB on measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU clarify our board of directors’ intent about the application of existing fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. We adopted the provisions of ASU 2011-04 on January 1, 2012, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-27 of this Annual Report on Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Not applicable.

Item 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures.

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

b.	Management’s Annual Report on Internal Control Over Financial Reporting.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

c.	Changes in Internal Control over Financial Reporting

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

Item 9B.	Other Information Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

The information required regarding our executive officers is incorporated herein by reference from the information contained in the section entitled “Management” in our Proxy Statement.

The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the information contained in our Proxy Statement.

The information required with respect to procedures by which security holders may recommend nominees to our board of directors, the composition of our Audit Committee, and whether the Company has an “audit committee financial expert”, is incorporated by reference from the information contained in our Proxy Statement.

Adoption of Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of our board of director members, employees and executive officers, including our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). The Company has made the Code available on our website at http://www.ao-inc.com.

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com .. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2013.

Item 11.	Executive Compensation

The information required regarding the compensation of our directors and executive officers is incorporated herein by reference from the information contained in the sections entitled “Executive Compensation,” and “Director Compensation,” “Compensation Committee Report” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required regarding security ownership of our 5% or greater stockholders and of our directors and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The information required regarding securities authorized for issuance our equity compensation plans is incorporated herein by reference from the information contained in the section entitled “Employee Benefit Plans” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required regarding related transactions is incorporated herein by reference from the information contained in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statements Schedules

(a) Exhibits.

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Financial Statement Schedules.

Financial statement schedules have been omitted, as the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto appearing in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2014.

APPLIED OPTOELECTRONICS, INC.

By:	/s/ Chih-Hsiang (Thompson) Lin Chih-Hsiang (Thompson) Lin, President and Chief Executive Officer and Chairman of the Board of Directors

March 6, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chih-Hsiang (Thompson) Lin and James L. Dunn, Jr., and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin Chih-Hsiang (Thompson) Lin, President, Chief Executive Officer and and Chairman of the Board of Directors (principal executive officer)	March 6, 2014

/s/ James L. Dunn, Jr. James L. Dunn, Jr., Chief Financial Officer (principal financial officer and principal accounting officer)	March 6, 2014

Signature	Date

/s/ William H. Yeh William H. Yeh, Director	March 6, 2014

/s/ Richard B. Black Richard B. Black, Director	March 6, 2014

/s/ Che-Wei Lin Che-Wei Lin, Director	March 6, 2014

/s/ Alex Ignatiev Alex Ignatiev, Director	March 6, 2014

/s/ Alan Moore Alan Moore, Director	March 6, 2014

/s/ Min-Chu (Mike) Chen Min-Chu (Mike) Chen, Director	March 6, 2014

EXHIBIT INDEX

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Form of Registration Rights Agreement	S-1	333-190591	4.1	August 13, 2013

4.2		Form of Shareholders’ Agreement	S-1	333-190591	4.2	August 13, 2013

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	1998 Incentive Share Plan	S-1	333-190591	10.2	August 13, 2013

10.2.1	†	Form of Stock Option Agreement under 1998 Incentive Share Plan	S-1	333-190591	10.2.1	August 13, 2013

10.2.2	†	Form of Stock Option Agreement under 1998 Incentive Share Plan	S-1	333-190591	10.2.2	August 13, 2013

10.3	†	2000 Incentive Share Plan	S-1	333-190591	10.3	August 13, 2013

10.3.1	†	Form of Stock Option Agreement under 2000 Incentive Share Plan	S-1	333-190591	10.3.1	August 13, 2013

10.3.2	†	Form of Stock Option Agreement under 2000 Incentive Share Plan	S-1	333-190591	10.3.2	August 13, 2013

10.4	†	2004 Incentive Share Plan	S-1	333-190591	10.4	August 13, 2013

10.4.1	†	Form of Stock Option Agreement under 2004 Incentive Share Plan	S-1	333-190591	10.4.1	August 13, 2013

10.5	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.5.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.5.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1/A	333-190591	10.5.2	August 27, 2013

10.6	†	2013 Equity Incentive Plan	10-Q	001-36083	10.1	November 14, 2013

10.6.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

10.6.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.6.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.6.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.7		Lease Agreement effective May 1, 2012 between the registrant and 12808 W. Airport, LLC	S-1	333-190591	10.7	August 13, 2013

10.7.1		First Amendment to Lease Agreement effective June 15, 2012 between the registrant and 12808 W. Airport, LLC	S-1	333-190591	10.7.1	August 13, 2013

10.8		Translation of Chinese lease agreement dated January 10, 2012 between the registrant and Admiral Overseas Corporation for space on 4F, NO.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	S-1	333-190591	10.8	August 13, 2013

10.8.1		Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 4F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.3	November 14, 2013

10.9		Translation of Chinese lease agreement dated April 1, 2012 between the registrant and Admiral Overseas Corporation for space on 6-7F, NO.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	S-1	333-190591	10.9	August 13, 2013

10.9.1		Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 6-7F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.3	November 14, 2013

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.10	Translation of Chinese lease agreement dated September 11, 2013 between the registrant and Admiral Overseas Corporation for space on 5F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.3	November 14, 2013

10.11	Amended and Restated Loan and Security Agreement effective May 20, 2009 between registrant and United Commercial Bank	S-1	333-190591	10.10	August 13, 2013

10.11.1	First Amendment to Amended and Restated Loan and Security Agreement effective May 3, 2010 between the registrant and East West Bank (as successor in interest to United Commercial Bank)	S-1	333-190591	10.10.1	August 13, 2013

10.11.2	Second Amendment to Amended and Restated Loan and Security Agreement effective October 28, 2010 between the registrant and East West Bank	S-1	333-190591	10.10.2	August 13, 2013

10.11.3	Third Amendment to Amended and Restated Loan and Security Agreement effective December 6, 2010 between the registrant and East West Bank	S-1	333-190591	10.10.3	August 13, 2013

10.11.4	Fourth Amendment to Amended and Restated Loan and Security Agreement effective May 5, 2011 between the registrant and East West Bank	S-1	333-190591	10.10.4	August 13, 2013

10.11.5	Fifth Amendment to Amended and Restated Loan and Security Agreement effective November 30, 2011 between the registrant and East West Bank	S-1	333-190591	10.10.5	August 13, 2013

10.11.6	Sixth Amendment to Amended and Restated Loan and Security Agreement effective March 29, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.6	August 13, 2013

10.11.7	Seventh Amendment to Amended and Restated Loan and Security Agreement effective June 29, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.7	August 13, 2013

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11.8		Eighth Amendment to Amended and Restated Loan and Security Agreement effective November 2, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.8	August 13, 2013

10.11.9		Ninth Amendment to Amended and Restated Loan and Security Agreement effective April 11, 2013 between the registrant and East West Bank	S-1	333-190591	10.10.9	August 13, 2013

10.11.10		Tenth Amendment to Amended and Restated Loan and Security Agreement effective September 10, 2013 between the registrant and East West Bank	S-1/A	333-190591	10.10.10	September 11, 2013

10.11.11		Eleventh Amendment to Amended and Restated Loan and Security Agreement effective November 13, 2013 between the registrant and East West Bank	8-K	001-36083	10.1	November 19, 2013

10.11.12		Twelfth Amendment to Amended and Restated Loan and Security Agreement effective December 11, 2013 between the registrant and East West Bank	8-K	001-36083	10.1	December 17, 2013

10.11.13	*	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank

10.12	*	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank

10.13	*	Translation of Chinese Loan Agreement dated December 31, 2013 between the registrant and E. Sun Commercial Bank Co., Ltd.

10.14	*	Translation of Chinese Loan Agreement dated December 20, 2013 between the registrant and Mega International Commercial Bank Co., Ltd.

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated January 28, 2007	S-1	333-190591	10.12	August 13, 2013

10.15.1	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10.15	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Stefan J. Murry, dated January 28, 2007	S-1	333-190591	10.13	August 13, 2013

10.16	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Shu-Hua (Joshua) Yeh, dated June 1, 2012	S-1	333-190591	10.14	August 13, 2013

10.17	†	Employment Agreement between the registrant and James L. Dunn, Jr., dated April 16, 2013	S-1	333-190591	10.15	August 13, 2013

10.18	†	Employment Agreement between the registrant and Hung-Lun (Fred) Chang, dated April 16, 2013	S-1	333-190591	10.16	August 13, 2013

21.1		Subsidiaries of the registrant	S-1	333-190591	21.1	August 13, 2013

23.1	*	Consent of Grant Thornton LLP

23.3	*	Consent of Ovum Limited

24.1		Power of Attorney (see page 59 to this Annual Report on Form 10-K).

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	XBRL(Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
†	Management contract, compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Optoelectronics, Inc.

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Optoelectronics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

March 6, 2014

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$22,006	$10,723
Restricted cash	775	503
Short-term investments	7,970	–
Accounts receivable - trade, net of allowance of $42, $59 and $61, respectively	22,089	13,525
Bank acceptance receivable	–	1,034
Inventories	19,608	12,493
Prepaid expenses and other current assets	5,488	968
Total current assets	77,936	39,246
Property, plant and equipment, net of accumulated depreciation of $28,145, $24,967 and $22,556, respectively	31,134	24,838
Land use rights, net	959	674
Intangible assets, net	851	795
Other assets, net	177	195
TOTAL ASSETS	$111,057	$65,748
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$17,185	$13,900
Accounts payable	15,010	6,913
Bank acceptance payable	2,347	1,521
Accrued liabilities	4,515	3,243
Total current liabilities	39,057	25,577
Notes payable and long-term debt, less current portion	8,923	9,163
TOTAL LIABILITIES	47,980	34,740
Stockholders' equity (deficit):
Redeemable Convertible Preferred Stock and Convertible Preferred Stock; 5,000 shares authorized; no shares issued and outstanding at December 31, 2013, $0.001 par value; 172,200 shares authorized; 5,547 shares issued and outstanding at December 31, 2012, no par value	–	105,367
Common Stock; 45,000 shares authorized; 12,644 shares issued and outstanding at December 31, 2013, $0.001 par value; 300,000 shares authorized; 266 shares issued and outstanding at December 31, 2012 , no par value	13	1,074
Additional paid-in capital	144,023	4,468
Accumulated other comprehensive gain	2,364	2,016
Accumulated deficit	(83,323)	(81,917)
TOTAL STOCKHOLDERS' EQUITY	63,077	31,008
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,057	$65,748

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2013	2012	2011
Revenue, net	$78,424	$63,421	$47,840
Cost of goods sold	55,396	44,492	34,468
Gross profit	23,028	18,929	13,372
Operating expenses
Research and development	8,512	7,603	6,451
Sales and marketing	4,191	3,135	2,412
General and administrative	10,632	8,012	8,243
Total operating expenses	23,335	18,750	17,106
Income (loss) from operations	(307)	179	(3,734)
Other income (expense)
Interest expense	(1,125)	(1,381)	(1,338)
Other income (expense), net	26	257	(256)
Total other expense	(1,099)	(1,124)	(1,594)
Loss before income taxes	(1,406)	(945)	(5,328)
Income taxes	–	–	–
Net loss	$(1,406)	$(945)	$(5,328)

Net loss per share—basic and diluted, as revised	$(0.14)	$(3.56)	$(20.21)
Weighted average shares used to compute net loss per share, as revised:
Basic and diluted	9,964,955	265,576	263,658

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net loss	$(1,406)	$(945)	$(5,328)
Foreign currency translation adjustment, net of tax of $0, $0 and $0	348	44	434
Comprehensive loss	$(1,058)	$(901)	$(4,894)

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 2011, 2012 and 2013

(in thousands)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain	Stockholders' equity
December 31, 2010	4,118	$90,424	261	$1,052	$3,671	$(75,644)	$1,538	$21,041
Preferred stock issued, net	223	3,949	–	–	–	–	–	3,949
Issuance of stock for consultancy service	–	–	1	1	–	–	–	1
Stock options exercised	–	–	3	16	–	–	–	16
Stock based compensation	–	–	–	–	563	–	–	563
Net loss	–	–	–	–	–	(5,328)	–	(5,328)
Foreign currency translation adjustment	–	–	–	–	–	–	434	434
December 31, 2011	4,341	$94,373	265	$1,069	$4,234	$(80,972)	$1,972	$20,676
Preferred stock issued, net	1,206	10,994	–	–	–	–	–	10,994
Stock options exercised	–	–	1	5	–	–	–	5
Stock based compensation	–	–	–	–	161	–	–	161
Issuance of warrants	–	–	–	–	73	–	–	73
Net loss	–	–	–	–	–	(945)	–	(945)
Foreign currency translation adjustment	–	–	–	–	–	–	44	44
December 31, 2012	5,547	$105,367	266	$1,074	$4,468	$(81,917)	$2,016	$31,008
Public offering of common stock, net	–	–	3,600	3	31,445	–	–	31,448
Convert preferred stock common stock upon public offering	(5,601)	(105,801)	8,739	(1,211)	107,012	–	–	–
Stock options exercised	–	–	29	87	86	–	–	173
Warrants exercised	54	434	10	60	–	–	–	494
Stock based compensation	–	–	–	–	1,012	–	–	1,012
Net loss	–	–	–	–	–	(1,406)	–	(1,406)
Foreign currency translation adjustment	–	–	–	–	–	–	348	348
December 31, 2013	–	$–	12,644	$13	$144,023	$(83,323)	$2,364	$63,077

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(1,406)	$(945)	$(5,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for obsolete inventory	492	858	1,579
Depreciation and amortization	3,407	2,942	3,112
Loss on disposal of assets	1	36	80
Share-based compensation and warrant expense	1,069	161	563
Changes in operating assets and liabilities:
Accounts receivable	(8,457)	(1,158)	(4,498)
Bank acceptance receivable	1,036	(1,034)	–
Inventory	(7,520)	(538)	(1,578)
Other current assets	(4,622)	(261)	473
Accounts payable	8,079	(961)	1,534
Accrued liabilities	1,369	542	(62)
Net cash used in operating activities	(6,552)	(358)	(4,125)
Investing activities:
Purchase of short-term investments	(7,970)	–	–
Purchase of property, plant and equipment	(9,600)	(3,178)	(1,790)
Proceeds from disposal of equipment	–	138	387
Deposits and deferred charges	(43)	(41)	(1)
Purchase of intangible assets	(123)	(209)	(167)
Net cash used in investing activities	(17,736)	(3,290)	(1,571)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	2,851	845	–
Principal payments of long-term debt and notes payable	(285)	(707)	(245)
Proceeds from line of credit borrowings	23,192	15,560	16,098
Repayments of line of credit borrowings	(23,008)	(13,692)	(15,200)
Proceeds from bank acceptance payable	6,778	3,746	662
Repayments of bank acceptance payable	(6,026)	(2,894)	–
Repayments of shareholder loans	–	(150)	(1,200)
Increase in restricted cash	(249)	(193)	(155)
Exercise of stock options	173	5	16
Exercise of warrants	494	–	–
Common stock issued for consultant services	–	–	1
Proceeds from initial public offering, net	31,448	–	–
Issuance of preferred stock, net	–	10,234	2,859
Net cash provided by financing activities	35,368	12,754	2,836
Effect of exchange rate changes on cash	203	(150)	136
Net increase (decrease) in cash	11,283	8,956	(2,724)
Cash and cash equivalents at beginning of year	10,723	1,767	4,492
Cash and cash equivalents at end of year	$22,006	$10,723	$1,768
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	1,133	1,469	1,392
Income taxes	1	–	1
Conversion of shareholders' loan to preferred stock	–	760	1,100

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND OPERATIONS

Applied Optoelectronics, Inc. (“AOI” or the “Company”) was incorporated in the State of Texas on February 28, 1997. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for three networking end-markets: cable television, fiber-to-the-home and internet data centers. The Company designs and manufactures a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

Prime World International Holdings, Ltd. (“Prime World”) is a wholly-owned subsidiary of the Company incorporated in the British Virgin Islands on January 13, 2006. Prime World is the parent company of Global Technology, Inc. (“Global”). Global was established in June 2002 in the People’s Republic of China (“PRC”) and was acquired by Prime World on March 30, 2006. The Company also operates a division, AOI—Taiwan, which is qualified to do business in Taiwan and primarily manufactures transceivers and performs research and development activities.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates in the consolidated financial statements and accompanying notes. Significant estimates and assumptions that impact these financial statements relate to, among other things, allowance for doubtful accounts, inventory reserve, share-based compensation expense, estimated useful lives of property and equipment, and taxes.

3.	Foreign Currency Translation

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenue and expense accounts are translated at weighted-average rates for the reporting period. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

4.	Fair Value

The carrying value of cash, cash equivalents and short-term investments, accounts receivable, accounts payable, and note receivable approximate their historical fair values due to their short-term maturities. The carrying value of the debt approximates its fair value due to the short-term nature of the debt since it renews frequently at current interest rates. Management believes that the interest rates in effect at each year end represent the current market rates for similar borrowings.

5.	Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $6.6 million and $1.1 million at December 31, 2013 and 2012, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2013, approximately $16.0 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

6.	Restricted Cash/Compensating Balances

The Company is required to maintain a compensation deposit equal to 30% of its bank acceptance notes to vendors with a China bank. The Company’s Taiwan subsidiary also uses time deposits for customs guarantee. As of December 31, 2013 and 2012, the amount of restricted cash was $0.8 million and $0.5 million, respectively.

7.	Short-Term Investments

The Company invests its excess cash in bank certificates of deposit. As of December 31, 2013, the Company invested $8.0 million in certificates of deposit in RMB currencies with Taiwan banks. The maturity dates range from 6 months to 12 months.

The Company arranged a revolving line of credit agreement with the same Taiwan bank by pledging 100% of its certificates of deposit. As of December 31, 2013, the pledged certificate of deposit for such arrangement amount is $4.0 million.

8.	Accounts Receivable/Allowance for Doubtful Accounts

The Company carries its accounts receivable at the net amount that it estimates to be collectible. An allowance for uncollectable accounts is maintained through a charge against operations. The allowance is determined by management review of outstanding amounts per customer, historical payments and the aging of accounts.

9.	Bank Acceptance Receivable

The Company carries its bank acceptance receivables at face value or discounted value if they are not interest bearing. The maturity date of the receivables are all within one year of the original issuance date and are carried at face value.

10.	Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company places all cash and cash equivalents with high-credit quality financial institutions.

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2013, 2012 and 2011, its top ten customers represented 76.9%, 77.6% and 76.6% of its revenue, respectively. In 2013, Cisco Systems, Inc. represented 21.8% of its revenue, Amazon represented 18.2% of its revenue and Biogenomics Corp., a distributor, represented 8.7% of its total revenue. The five largest receivable balances for customers represented an aggregate of 66%, and 58% of total accounts receivable at December 31, 2013 and 2012, respectively.

11.	Fair Value Accounting

The fair value measurement standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard characterizes inputs used in determining fair value according to a hierarchy that prioritized inputs based on the degree to which they are observable. The three levels of the fair value hierarchy are as follows:

Level 1—Inputs represent quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3—Inputs that are not observable from objective sources, such as management’s internally developed assumptions used in pricing an asset or liability.

Assets and liabilities that are required to be fair valued on a recurring basis include money market funds, marketable securities, equity instruments and contingent consideration.

Money market funds are valued with Level 1 inputs, using quoted market prices, and are included in cash and cash equivalents on the Company’s consolidated balance sheets.

12.	Inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. The Company assesses the valuation of its inventory on a periodic basis and provides write-offs for the value of estimated excess and obsolete inventory based on estimates of future demand.

13.	Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the following estimated useful lives:

Useful lives

Buildings	20 - 40 years

Land improvements	10 years

Machinery and equipment	3 - 20 years

Furniture and fixtures	1 - 8 years

Computer equipment and software	3 - 7 years

Leasehold improvements	The shorter of the life of the applicable lease or the useful life of the improvement

Transportation equipment	5 years

Major improvements are capitalized and expenditures for maintenance and repairs are expensed as incurred. Construction in progress represents property, plant and equipment under construction or being installed. Costs include original cost, installation, construction and other direct costs which include interest on borrowings used to finance the asset. Construction in progress is transferred to the appropriate fixed asset account and depreciation commences when the asset has been substantially completed and placed in service.

Land use rights allow the Company rights for 50 years to certain land in Ningbo, China on which the Company built a facility that included office space, manufacturing operations and employee dormitories. The land use rights are recorded at cost and are amortized on the straight-line basis over the useful life of the related contract. The land use rights expire on October 7, 2054.

14.	Intangible Assets

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2013, the Company had 113 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life of 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

15.	Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment. In accordance with ASC 360, the Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When triggering event indicators are present, the Company obtains appraisals on an asset by asset basis, and will recognize an impairment loss when the sum of the appraised values is less than the carrying amounts of such assets. The appraised values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised values projected in the evaluation of long-lived assets can vary within a range of outcomes. The appraisals consider the likelihood of possible outcomes in determining the best estimate for the value of the assets.

The measurement for such an impairment loss is then based on the fair value of the asset as determined by the appraisals.

16.	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, (“ASC 220”) establishes rules for reporting and display of comprehensive income and its components. ASC 220 requires that unrealized gains and losses on the Company’s foreign currency translation adjustments be included in comprehensive income.

17.	Share-based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the estimated grant date fair value, net of an estimated forfeiture rate, in order to recognize compensation cost for those shares expected to vest. Compensation cost is recognized on a straight-line basis over the vesting period of the options.

18.	Revenue Recognition

The Company derives revenue from the manufacture and sale of fiber optic networking products. Revenue recognition follows the criteria of ASC 605, Revenue Recognition. Specifically, the Company recognizes revenue when persuasive evidence exists of an arrangement with a customer, usually in the form of a customer purchase order; delivery to a third party carrier has occurred; title and risk of loss have transferred to the customer; the price is fixed or determinable; collectability is reasonably assured and there are no uncertainties with respect to customer acceptance. The Company may offer units (samples) to current and potential customers at no charge for evaluation or qualification purposes. Such sample units are expensed as selling or research and development costs when shipped.

19.	Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $121,000, $80,000 and $104,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

20.	Research and Development

Research and development costs are charged to operations as incurred. The Company receives reimbursement for certain development costs, which are capitalized when incurred, up to the reimbursable amount.

21.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes. The liability method is used to account for deferred income taxes. Under the liability method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is unlikely that the deferred tax assets will not give rise to future benefits in the Company’s tax returns.

Uncertain tax provisions are recorded at their net recognizable amount, based on the amount of tax, interest and penalties that management deems is more likely than not to be sustained upon settlement with the tax authorities in the domestic and international jurisdictions in which the Company operates. The Company records tax-related interest and penalties as a component of income tax expense.

22.	Supplemental Cash Flow Information

During the years ended December 31, 2012 and 2011, $0.8 million and $1.1 million in aggregate principal amount of the convertible shareholder notes was converted by the holders, respectively. Upon conversion, 72,381 shares and 60,556 shares of Series G Preferred Stock were issued to the holders, respectively.

23.	New Accounting Standards Adopted in this Report

ASU 2011-04. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB on measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU clarify the board of directors’ intent about the application of existing fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 on January 1, 2012, and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

24.	Reverse Stock Split

On May 1, 2013, the Company’s board of directors approved, and holders of the requisite number of outstanding shares of our capital stock approved on May 21, 2013, an amendment to our certificate of incorporation to effect a reverse stock split with respect to our securities. Based on the prior board and stockholder approvals, on August 16, 2013 the Company’s board of directors determined that the ratio for the reverse stock split would be 30-to-one. The reverse stock split was effected on August 20, 2013, the date that the amendment to our certificate of incorporation was filed with the Delaware Secretary of State. The reverse stock split is reflected in the accompanying consolidated financial statements and related notes on a retroactive basis for all periods presented.

NOTE C—EARNINGS PER SHARE

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options, restricted stock units and warrants outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive. Therefore, basic and dilutive earnings per share are the same.

The following table presents the calculation of basic and diluted EPS:

	Year ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Numerator:
Net loss	$(1,406)	$(945)	$(5,328)
Denominator:
Weighted average shares used to compute net loss per share
Basic and diluted	9,965	266	264
Net loss per share
Basic and diluted	$(0.14)	$(3.56)	$(20.21)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive:

	2013	2012	2011
		(in thousands)
Employee stock options	595	419	377
Preferred stock warrants	33	96	122
Restricted stock units	33	–	–
	661	515	499

NOTE D—INVENTORIES

At December 31, 2013 and 2012, inventories consisted of the following:

	2013	2012
	(in thousands)
Raw materials	$8,832	$4,755
Work in process	8,708	4,434
Finished goods	2,068	3,304
	$19,608	$12,493

For the years ended December 31, 2013, 2012 and 2011, the lower of cost or market adjustment expensed for inventory was $0.5 million, $0.9 million and $1.6 million, respectively.

NOTE E—PROPERTY, PLANT AND EQUIPMENT

At December 31, 2013 and 2012, property, plant and equipment consisted of the following:

	2013	2012
	(in thousands)
Land improvements	$103	$93
Building and improvements	16,016	15,239
Machinery and equipment	37,490	29,977
Furniture and fixtures	1,047	739
Computer equipment and software	3,563	2,851
Transportation equipment	188	173
	58,407	49,072
Less accumulated depreciation and amortization	(28,145)	(24,967)
	30,262	24,105
Construction in progress	139	–
Land	733	733
Property, plant and equipment, net	$31,134	$24,838

For the years ended December 31, 2013, 2012 and 2011, depreciation expense of property, plant and equipment was $3.3 million $2.9 million and $3.1 million, respectively.

NOTE F—INTANGIBLE ASSETS

At December 31, 2013 and 2012, intangible assets consisted of the following:

	2013
	Gross Amount	Accumulated amortization	Intangible assets, net
	(in thousands)
Patents	$1,632	$(784)	$848
Trademarks	10	(7)	3
Total tangible assets	1,642	(791)	851

	2012
	Gross Amount	Accumulated amortization	Intangible assets, net
	(in thousands)
Patents	$1,509	$(718)	$791
Trademarks	10	(6)	4
Total tangible assets	1,519	(724)	795

For the years ended December 31, 2013, 2012 and 2011, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $68,000 $60,000 and $46,000, respectively. The remaining weighted average amortization period for intangible assets is approximately 12 years.

At December 31, 2013, approximate amortization expense for intangible assets was as follows (in thousands):

2014	$68
2015	68
2016	68
2017	68
2018	68
Thereafter	511
$851

NOTE G—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable remaining inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$22,006	$–	$–	$22,006
Restricted cash	775	–	–	775
Short term investments	7,970	–	–	7,970
Total assets	$30,751	$–	$–	$30,751
Liabilities:
Bank acceptance payable		$2,347		$2,347
Total liabilities	$–	$2,347	$–	$2,347

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable remaining inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$10,723	$–	$–	$10,723
Restricted cash	503	–	–	503
Bank acceptance receivable	–	1,034	–	1,034
Total assets	$11,226	$1,034	$–	$12,260
Liabilities:
Interest rate swap	$–	$11	$–	$11
Bank acceptance payable	–	1,521	–	1,521
Total liabilities	$–	$1,532	$–	$1,532

NOTE H—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	December 31, 2013
	2013	2012
	(in thousands)
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 1.125% (floor rate: 4.375%), maturing May 3, 2014	$–	$141
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 0.75% (floor rate: 4%), maturing November 15, 2014	3,076	3,181
Revolving line of credit with a U.S. bank up to $7,000 with interest at prime plus 0.5% (floor rate: 3.75%), maturing November 15, 2015	7,000	8,637
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 0.75% (floor rate: 4.00%), maturing September 10, 2017	1,850	–
Revolving line of credit with a China bank up to $12,000 with interest at 108%-110% of China Prime rate which ranged from 6.48% to 6.60% in 2013 with various maturity dates from January 2014 to August 2014	7,053	10,668
Revolving line of credit with a China bank up to $3,280 with interest ranged from 4.10% to 4.15% with various maturity dates from January 2014 to March 2014	2,413	–
Note payable to a finance company due in monthly installments with 9% interest, maturing October 31, 2013	–	38
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 0.41% or LIBOR plus 1.28% maturing in December 2014	3,795	–
Note payable to a finance company due in monthly installments with 4.95% interest, maturing July 30, 2015	921	398
Total	26,108	23,063
Less current portion	17,185	13,900
Long term portion	$8,923	$9,163
Bank Acceptance Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $741, and maturity dates ranging from January 2014 to June 2014	2,347	1,521

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2013. The prime rate of interest was 3.25% on December 31, 2013 and 2012.

Maturities of notes payable and long-term debt are as follows for the future years ending December 31(in thousands):

2014	$17,185
2015	7,998
2016	529
2017	396
Total outstanding	$26,108

The U.S. bank loans and line of credit agreement require the Company to meet certain financial covenants including a minimum current ratio, debt service coverage, unrestricted cash and maximum debt over tangible net worth ratio requirements. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company. As of December 31, 2013, the Company was in compliance with all of its financial and operational covenants associated with these loans.

As of December 31, 2013, the Company had $9.1 million of unused borrowing capacity.

In December 2013, the Company renewed its U.S. revolving line of credit of $7.0 million with the same U.S. bank with a maturity date of November 15, 2015. The interest rate on this line of credit is the prime rate plus 0.50% or the floor rate 3.75%, whichever is higher.

The Company issued warrants to the same U.S. bank in connection with the renewals of the loan in 2009, 2010 and 2012. The Company estimated the fair value of these warrants at the date of the grant using the Black-Scholes option-pricing model and records the expense over the life of the warrants. As of December 31, 2013, 32,665 warrants related to these loans are outstanding. As of December 31, 2013, $16,000 remains to be expensed for these warrants and this expense is expected to be recognized over the next four years.

The Company, through its China subsidiary, established RMB and USD currency lines of credit for $12.1 million and $3.3 million with a China Bank as of December 31, 2013. The interest rate for RMB line of credit ranged 108% and 110% of the China prime rate. The interest rate for USD currency ranged from 4.1% to 4.2%. This credit line is a revolving line that is renewable by its anniversary. Collateral for the loans includes the land use rights, building and equipment located in China.

The Company extended its equipment financing agreement of $1.0 million with a Taiwan bank in 2013. The financing agreement required equipment collateral. The agreement requires monthly installment payments over 24 months and ends in July 2015. The financing agreement bears interest at the rate of 4.95%.

The Company, through its Taiwan branch, established a $8 million revolving line of credit with Taiwan banks in 2013. The financing agreement required collateral of its time deposit of $8.0 million that is included in short-term investment. The interest rate for the revolving line of credit is variable every six months at Taiwan Time Deposit Interest Rate Index plus 0.41% maturing in December 2014, which is 1.78% as of December 31, 2013.

NOTE I—SHORT-TERM LOAN WITH SHAREHOLDERS

In 2010, the Company borrowed $3.2 million from 12 shareholders under the terms of unsecured promissory note agreements. These notes bore an interest rate of 6% with maturity dates of 18 months from the effective dates of the notes originally maturing on October 21, 2011, but extended to December 31, 2012. The note holders were also issued warrants that expire by April 23, 2020, to purchase 51,200 shares of the Company’s Series F Preferred Stock, with an exercise price of $7.50 per share. As part of the loan maturity date extension, additional warrants to purchase 6,081 shares of the Company’s Series G Preferred Stock were issued in 2011 with an exercise price of $18.00 per share that expire on April 23, 2020.

In 2011, two of the note holders converted their respective notes into shares of Series G Preferred Stock and four of the notes were repaid in full. In 2012, five of the remaining note holders converted their respective notes into shares of Series G Preferred Stock and one of the notes was repaid. As of December 31, 2012, all principal and interest related to these notes had been fully satisfied.

During the year ended December 31, 2013, warrants related to these loans were exercised for 64,219 shares of common stock.

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2013	2012
	(in thousands)
Accrued payroll	$2,279	$1,631
Accrued employee benefits	489	429
Accrued taxes	270	167
Accrued interest	34	74
Advance payments	128	189
Accrued commission	148	69
Accrued professional fees	–	22
Accrued other	1,167	662
	$4,515	$3,243

NOTE K—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following as of December 31:

	2013	2012	2011
	(in thousands)
Interest income	$104	$26	$15
Unrealized foreign exchange gain (loss)	(342)	217	(352)
Realized foreign exchange gain (loss)	(70)	(79)	83
Government subsidy income	322	92	77
Other non-operating gain (loss)	4	38	1
Gain (loss) on disposal of assets	8	(37)	(80)
	$26	$257	$(256)

NOTE L—INCOME TAXES

The sources of our income or loss from operations before income taxes were as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$(684)	$(3,077)	$(3,513)
Foreign loss	(722)	2,132	(1,815)
Total loss	$(1,406)	$(945)	$(5,328)

Deferred income tax assets and liabilities result principally from net operating losses, different methods of recognizing depreciation, reserve for doubtful accounts, inventory reserves for obsolescence and accrued vacation, together with timing differences between book and tax reporting. At December 31, the net deferred tax assets and liabilities are comprised of the following approximate amounts:

	2013	2012
	(in thousands)
NOL Carryforward	$14,908	$22,673
Inventory reserves	489	389
Stock compensation	624	511
Fixed assets and intangibles	(1,631)	1,582)
Impairment loss	(615)	(614)
Other	335	267
	14,110	21,644
Less valuation allowance	(14,110)	(21,644)
Deferred tax assets, net	$–	$–

The valuation allowance was established to reduce the deferred tax asset for the amount that will likely not be realized. This reduction is primarily necessary due to the uncertainty of the Company’s ability to utilize all of the net operating loss carry forwards. The valuation allowance decreased by $7.5 million in 2013 and increased by approximately $1.5 million and $0.8 million in 2012 and 2011, respectively.

As of December 31, 2013 and 2012, and for the periods then ended, the Company had no uncertain tax positions.

The Company has a U.S. net operating loss carry forward of approximately $65.7 million, which expires between 2020 and 2033. The Company also has U.S. research and development tax credits of $1.6 million which expire between 2020 and 2032. The Company has a net operating loss carryforward from its China operations of approximately $3.6 million, which expires between 2014 and 2017. Utilization of net operating losses and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. Based upon analysis performed with respect to Section 382 of the Internal Revenue Code, approximately $21.7 million of the total available U.S. net operating loss carry forwards will not be available for utilization as an offset to taxable income in future periods. Because of changes in control that are deemed to have occurred under Section 382, the Company’s net operating loss carry forward available in calendar year 2013 to shelter taxable income was limited to $41.3 million at December 31, 2013, with an additional $3.7 million becoming available between 2014 and 2025. The additional $3.7 million is subject to an annual limitation of the $0.3 million. Additional ownership changes could result in the expiration of the net operating loss and tax credit carryforward before utilization.

The Company files income tax returns in the U.S federal jurisdiction and various states and foreign jurisdictions. As of December 31, 2013, the Company’s federal returns for the year ended December 31, 2011 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carry forwards that may be utilized in future years are still subject to examination. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.

A reconciliation of the U.S. federal income tax rate of 34% for the years ended December 31, 2013, 2012 and 2011 to the Company’s effective income tax rate follows:

	2013	2012	2011
	(in thousands)
Expected (benefit) taxes	$(467)	$(293)	$(1,808)
Non-deductible expenses	619	(760)	1,003
(Decrease) Increase in valuation allowance	(7,533)	1,545	845
Section 382 limitation	7,423	–	–
Other	(42)	(492)	(40)
Tax expense	$–	$–	$–

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise.  In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011, Global Technology, Inc. renewed its National high-tech enterprise certificate and was therefore extended its three year tax preferential status from November 2011 to November 2014.

For 2011 and 2012, there were no identified uncertain tax positions.  During 2013, our liabilities for uncertain tax positions increased by $2.2 million based on tax positions related to our net operating loss carryforwards.  As of December 31, 2013, we had $2.2 million, of unrecognized tax benefits on net operating loss carryforwards that must be certified under the dual consolidated loss rules.  If recognized, there would be no impact our effective tax rate as a result of the full valuation allowance previously recognized. We believe that it is reasonably possible that $0 of our remaining unrecognized tax positions may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.

NOTE M—SHARE-BASED COMPENSATION

The Company’s board of directors and stockholders previously approved, the 1998 Share Incentive Plan, the 2000 Share Incentive Plan, the 2004 Share Incentive Plan and the 2006 Share Incentive Plan, (collectively the “Prior Plans”). As of December 31, 2013, the Company had options outstanding to purchase 708,473 shares of common stock under its Prior Plans with a weighted average exercise price of $6.68 per share. Following the Company’s initial public offering in September 2013, no further awards will be granted under the Prior Plans. However, all outstanding awards under the Prior Plans will continue to exist and will continue to be governed by their existing terms.

On April 12, 2013, our board of directors adopted and approved the Company’s 2013 Equity Incentive Plan, (the “2013 Plan”), and it was subsequently approved by the Company’s stockholders on May 21, 2013. As of December 31, 2013, the Company had options outstanding to purchase 759,429 shares of common stock under the 2013 Plan with a weighted average exercise price of $9.97 per share.

The Company issues stock options to employees, consultants and non-employee directors. Stock option awards for the Prior Plans and the 2013 Plan generally vest over a four year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value on the date of the grant. Nonqualified and Incentive Stock Options and restrictive stock units (“RSUs”) may be granted from these plans. Prior to the Company’s initial public offering, the fair market value of the Company’s stock had been historically determined by the board of directors and from time to time with the assistance of third party valuation specialists.

Under the 2013 Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive common stock on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over one year at a rate of 1/12th per month. The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award.

During the year ended December 31, 2013, the Company granted 33,000 RSUs with a total grant-date fair value of $0.3 million. The resulting compensation expense recorded in the year ended December 31, 2013 was approximately $0.2 million. At December 31, 2013, there was $0.1 million of unrecognized compensation cost related to RSUs, all of which is expected to be realized within one year.

The Company estimates the fair value of employee stock options at the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Expected volatility	52 to 70%	70.0%	70.0%
Risk-free interest rate	0.96% to 2.97%	1.01%	2.32%
Expected term (years)	6.25	6.25	6.25
Expected dividend yield	-	-	-
Estimated forfeitures	7.5%	10%	13%

As there had been no market for the Company’s common stock prior to its initial public offering, the expected volatility for options granted to date was derived from an analysis of reported data for a peer group of companies that issued options with similar terms. The expected volatility has been determined using an average of the expected volatility reported by this peer group of companies. The Company uses a risk free interest rate based on the 10-year Treasury as reported during the period. The expected term of the options has been determined utilizing the simplified method which calculates a simple average based on vesting period and option life. The Company does not anticipate paying dividends in the near future. Estimated forfeitures are based on historical experience and future work force projections.

Employee share-based compensation expenses recognized for the years ended December 31, were as follows:

	2013	2012	2011
	(in thousands)
Cost of goods sold	$56	$7	$35
Research and development	53	8	50
Sales and marketing	52	9	58
General and administrative	907	137	420
Total share-based compensation expense	$1,068	$161	$563

Options have been granted to the Company’s employees under the five incentive plans and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and semi-annually thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity:

	Number of shares	Exercise price	Weighted average exercise price
	(in thousands, except price data)
Outstanding, January 1, 2011	288	3.00 - 7.50	5.838
Granted	124	6.00	6.000
Exercised	(3)	3.00 - 6.00	6.000
Forfeited	(25)	6.00	6.000
Expired	(7)	4.50 - 6.00	5.973
Outstanding, December 31, 2011	377	3.00 - 7.50	5.877
Granted	88	6.00	6.000
Exercised	(1)	6.00 - 7.50	6.291
Forfeited	(19)	6.00	6.000
Expired	(26)	3.00 - 7.50	5.301
Outstanding, December 31, 2012	419	3.00 - 7.50	5.936
Granted	1,099	7.50 - 12.90	9.214
Exercised	(29)	4.50 - 6.00	5.875
Forfeited	(16)	3.00 - 7.50	7.099
Expired	(5)	3.00 - 7.50	5.986
Outstanding, December 31, 2013	1,468	3.00 - 12.90	8.379
Exercisable, December 31, 2013	275	3.00 - 7.50	5.915
Vested and expected to vest	1,325	3.00 - 12.90	8.287

The following table summarizes information about the options outstanding at December 31, 2013:

Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)	Number of shares exercisable	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
	(in thousands, except price data)
$3.00 - $6.00	371	5.914	$3,373	6.59	270	5.881	$2,463	6.22
7.50 - 12.90	1,097	9.213	6,360	9.49	5	7.500	43	1.77
Total	1,468	8.379	$9,733	8.76	275	5.915	$2,506	6.13

As of December 31, 2013, total compensation cost related to unvested stock options not yet recognized was $5.1 million, which is expected to be expensed over a weighted-average period of 3.41 years.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2013 and December 31, 2012 was $2.5 million and $0.7 million, respectively.

The number and weighted average fair value of options granted in 2013, 2012 and 2011 is as follows:

2013		2012		2011
Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
(shares in thousands)
1,099	$4.9986	88	$4.9260	124	$0.3930

NOTE N—STOCKHOLDERS’ EQUITY

1.	Common Stock

The Company has authorized the issuance of up to 45,000,000 shares of common stock, all of which have been designated voting common stock, under its Amended and Restated Certificate of Incorporation.

2.	Convertible Preferred Stock

The Company has authorized the issuance of up to 5,000,000 shares of preferred stock under the Company’s Amended and Restated Certificate of Incorporation.

3.	Warrants

As of December 31, 2013, the Company had outstanding warrants to purchase:

•     15,999 shares of common stock at an exercise price of $6.25 per share.

•     9,999 shares of common stock at an exercise price of $15.00 per share.

•     6,667 shares of common stock at an exercise price of $10.50 per share.

For the year ended December 31, 2013, $57,000 of expense was recorded related to these warrants. At December 31, 2013, $16,000 of deferred compensation remains to be expensed for these warrants. During the year ended December 31, 2013, warrants were exercised for 74,219 shares of common stock.

Public Offering of Common Stock

On September 25, 2013, the Company sold 3.6 million shares of its common stock in its initial public offering at a price of $10.00 per share, providing proceeds of $31.5 million net of expenses and underwriting discounts and commissions. The Company’s initial public offering closed on October 1, 2013.

NOTE O—SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis, accompanied by information about product revenue, for purposes of evaluating financial performance and allocating resources.

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of product manufacturing plants. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	For the year ended December 31,
	2013	2012	2011
Revenues:	(in thousands)
United States	$14,705	$12,192	$18,767
Taiwan	31,863	15,200	6,547
China	31,856	36,029	22,526
	$78,424	$63,421	$47,840

	As of December 31,
	2013	2012	2011
Long-lived assets:	(in thousands)
United States	$9,415	8,966	$9,457
Taiwan	7,192	3,719	2,325
China	16,337	13,595	14,052
	$32,944	$26,280	$25,834

The Company serves three primary markets, the CATV, internet data center and FTTH markets. Of the Company’s total revenues in 2013, the Company earned $47.4 million, or 60.4%, from the CATV market, $19.4 million, or 24.7%, from the internet data center market, $4.4 million, or 5.6%, from the FTTH market, and $7.3 million, or 9.3%, from other markets. Of the Company’s total revenues in 2012, the Company earned $49.8 million, or 78.6%, from the CATV market, $5.3 million, or 8.3%, from the internet data center market, $3.7 million, or 5.8% from the FTTH market, and $4.6 million, or 7.3% from other markets.

NOTE P—MAJOR CUSTOMERS

The Company currently derives its revenues from customers in the United States and throughout the rest of the world. Generally, the Company does not require deposits or other collateral to support customer receivables. The Company performs an initial and periodic credit evaluation of its customers and maintains an allowance for uncollectible accounts for potential uncollectible accounts. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2013, 2012 and 2011, its top ten customers represented 76.9%, 77.6% and 76.6% of its revenue, respectively. In 2013, Cisco Systems, Inc. represented 21.8% of its revenue, Amazon represented 18.2% of its revenue and Biogenomics Corp., a distributor, represented 8.7% of its total revenue. The five largest receivable balances for customers represented an aggregate of 66%, and 58% of total accounts receivable at December 31, 2013 and 2012, respectively.

NOTE Q—EMPLOYEE BENEFIT PLANS

On August 1, 2000, the Company established a 401(k) profit sharing plan covering employees meeting certain age and service requirements. The plan provides for discretionary Company contributions to be allocated based on the employee’s eligible contributions. The Company made no contributions to the 401(k) plan for the years ended December 31, 2013, 2012 and 2011.

Employees of Global participate in a state-mandated social security program in China. Under this program, pension costs are recorded on the basis of required monthly contributions to employees’ individual accounts during their service periods. Under the regulations of the People’s Republic of China, Global is required to make fixed contributions to a fund, which is under the administration of the local labor departments. Employees of AOI—Taiwan participate in a pension program under the Taiwan Labor Pension Act. Pension expense for Global was $384,000, $244,000 and $206,000 in 2013, 2012 and 2011, respectively. Pension expense for AOI—Taiwan was $203,000, $168,000 and $123,000 in 2013, 2012 and 2011, respectively.

NOTE R—COMMITMENTS AND CONTINGENCIES

1.	Commitments

The Company conducts part of its operations from leased facilities and also leases equipment. Rent expense was $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the approximate minimum rental commitments under noncancellable leases in excess of one year that expire at varying dates through 2017 were as follows:

Year ending December 31,	Amount
(in thousands)
2014	$689
2015-2017	225
$914

2.	Employment Agreements and Consultancy Agreements

The Company has entered into employment and indemnification agreements with three executive officers. These agreements provide that if their employment is terminated as a result of a change of control of the Company, or if their employment is terminated for certain other reasons set forth in the agreements, the Company will be required to pay a severance payment in an amount equal to their annual base salary, and other additional compensation due under the terms of the agreements.

The Company has also entered into employment and indemnification agreements with two other executive officers. These agreements provide that if their employment is terminated as a result of a change of control of the Company, the Company will be required to pay a severance payment in an amount equal to their six months of their annual base salary, and other additional compensation due under the terms of the agreements.

In 2012, the Company entered into consulting agreements with two of its shareholders and board members for a period of one year from June 2012 to June 2013. Each agreement provides that a consulting fee will be paid to the consultant within 30 days after submission of the invoice by the consultant. The Company incurred $35,000 and $41,000 of consulting service fees to these consultants in 2013 and 2012, respectively.

3.	Contingencies

The Company may be party to litigation, claims or assessments in the ordinary course of business. Management is not aware of any of these matters that would have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE S—RELATED PARTY TRANSACTIONS

The Company had the following related parties’ activities with its shareholders:

	2013	2012	2011
	(in thousands)
Interest expense	$–	$36	$176
Consulting service fees	35	41	150
Note payable	–	–	910
Interest payable	–	–	122

NOTE T—SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements were available to be issued.

On January 28, 2014, the Company’s board of directors granted stock options for 107,800 shares of the Company’s common stock to various employees of the Company. The stock options have an exercise price of $13.84 per share and vest over a four year period from date of grant.

On January 3, 2014 the Company paid down $7.0 million of loans subsequent to year-end.

On January 6, 2014 the Company paid down $4.5 million of loans of its China subsidiary subsequent to year-end.

Subsequent to year end, the Company drew down $4.0 million of loans of its Taiwan bank facility.

NOTE U—Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2013 and 2012.

	First	Second	Third	Fourth
Year ended December 31, 2012	Quarter	Quarter	Quarter	Quarter
	(in thousands, except percentages, share and per share data)
Revenue	$12,506	$15,638	$16,416	$18,861
Cost of goods sold	8,393	10,938	11,743	13,418
Gross profit	$4,113	$4,700	$4,673	$5,443
Gross margin	32.9%	30.1%	28.5%	28.9%

Operating expenses:
Research and development	$1,574	$1,708	$2,178	$2,144
Sales and marketing	814	806	759	756
General and administrative	1,961	1,947	1,892	2,213
Total operating expenses	$4,349	$4,460	$4,829	$5,112

Income (loss) from operations	$(236)	$240	$(156)	$331
Interest and other income (expense), net	(287)	(332)	(225)	(280)
Net income (loss)	$(523)	$(92)	$(381)	$51

Net loss per share—basic, as revised	$(1.97)	$(0.35)	$(1.43)	$0.20
Net loss per share—diluted, as revised	$(1.97)	$(0.35)	$(1.43)	$0.07
Weighted average shares used to compute net loss per share, as revised:
Basic	265,168	265,590	265,920	265,920
Diluted	265,168	265,590	265,920	695,241

	First	Second	Third	Fourth
Year ended December 31, 2013	Quarter	Quarter	Quarter	Quarter
	(in thousands, except percentages, share and per share data)
Revenue	$14,317	$19,597	$20,766	$23,744
Cost of goods sold	9,732	14,150	14,445	17,068
Gross profit	$4,585	$5,447	$6,321	$6,676
Gross margin	32.0%	27.8%	30.4%	28.1%

Operating expenses:
Research and development	$2,004	$1,898	$2,211	$2,400
Sales and marketing	907	1,053	1,034	1,198
General and administrative	2,374	2,447	2,435	3,375
Total operating expenses	$5,285	$5,398	$5,680	$6,973

Income (loss) from operations	$(700)	$49	$641	$(297)
Interest and other income (expense), net	(294)	(331)	(250)	(223)
Net income (loss)	$(994)	$(282)	$390	$(520)

Net loss per share—basic, as revised	$(3.74)	$(1.04)	$0.04	$(0.04)
Net loss per share—diluted, as revised	$(3.74)	$(1.04)	$0.04	$(0.04)
Weighted average shares used to compute net loss per share, as revised:
Basic	265,920	270,912	8,995,397	12,630,603
Diluted	265,920	270,912	9,154,692	12,630,603

