Form 10-Q
period 2014-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2014-05-12
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 7, 2014 there were 14,785,065 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$52,411	$22,006
Restricted cash	841	775
Short-term investments	7,898	7,970
Accounts receivable - trade, net	23,837	22,089
Inventories	23,933	19,608
Prepaid expenses and other current assets	5,483	5,488
Total current assets	114,403	77,936
Property, plant and equipment, net	35,282	31,134
Land use rights, net	942	959
Intangible assets, net	3,848	851
Other assets, net	179	177
TOTAL ASSETS	$154,654	$111,057
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$16,054	$17,185
Accounts payable	17,105	15,010
Bank acceptance payable	2,691	2,347
Accrued liabilities	4,072	4,515
Total current liabilities	39,922	39,057
Notes payable and long-term debt, less current portion	3,834	8,923
Other long term liabilities	1,750	–
TOTAL LIABILITIES	45,506	47,980
Stockholders' equity (deficit):
Redeemable Convertible Preferred Stock and Convertible Preferred Stock; 5,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013, $0.001 par value	–	–
Common Stock; 45,000 shares authorized; 14,730 shares issued and outstanding at March 31, 2014, $0.001 par value; 12,644 shares issued and outstanding at December 31, 2013, $0.001 par value	15	13
Additional paid-in capital	190,286	144,023
Accumulated other comprehensive gain	2,085	2,364
Accumulated deficit	(83,238)	(83,323)
TOTAL STOCKHOLDERS' EQUITY	109,148	63,077
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$154,654	$111,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenue, net	$24,859	$14,317
Cost of goods sold	16,206	9,732
Gross profit	8,653	4,585
Operating expenses
Research and development	3,546	2,004
Sales and marketing	1,333	907
General and administrative	3,554	2,374
Total operating expenses	8,433	5,285
Income (loss) from operations	220	(700)
Other income (expense)
Interest income	79	20
Interest expense	(162)	(306)
Other expense, net	(27)	(8)
Total other expense	(110)	(294)
Income (loss) before income taxes	110	(994)
Income taxes	(25)	–
Net income (loss)	$85	$(994)
Net income (loss) per share
Basic	$0.01	$(3.74)
Diluted	$0.01	$(3.74)
Weighted average shares used to compute net income (loss) per share
Basic	12,792,322	265,920
Diluted	13,787,580	265,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended March 31,
	2014	2013
Net income (loss)	$85	$(994)
Foreign currency translation adjustment, net of tax	(279)	63
Comprehensive loss	$(194)	$(931)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$85	$(994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for obsolete inventory	272	137
Depreciation and amortization	1,239	770
Loss (Gain) on disposal of assets	(1)	1
Share-based compensation and warrant expense	489	111
Changes in operating assets and liabilities:
Accounts receivable	(1,829)	2,293
Bank acceptance receivable	–	1,027
Inventory	(4,822)	(52)
Other current assets	(46)	(867)
Accounts payable	4,048	(253)
Accrued liabilities	(406)	(853)

Net cash provided by (used in) operating activities	(971)	1,320

Investing activities:
Purchase of property, plant and equipment	(5,647)	(803)
Proceeds from disposal of equipment	12	–
Deposits and deferred charges	(8)	(125)
Purchase of intangible assets	(3,065)	(18)

Net cash used in investing activities	(8,708)	(946)

Financing activities:
Proceeds from issuance of notes payable and long-term debt	3,150	–
Principal payments of long-term debt and notes payable	(26)	(64)
Proceeds from line of credit borrowings	5,788	7,985
Repayments of line of credit borrowings	(14,954)	(11,082)
Proceeds from bank acceptance payable	2,307	1,564
Repayments of bank acceptance payable	(1,940)	(949)
Increase in restricted cash	(73)	(263)
Exercise of stock options	107	28
Exercise of warrants	–	114
Proceeds from public offering	45,671	–

Net cash provided by (used in) financing activities	40,030	(2,667)

Effect of exchange rate changes on cash	54	147

Net increase (decrease) in cash	30,405	(2,146)
Cash and cash equivalents at beginning of the period	22,006	10,723

Cash and cash equivalents at end of the period	$52,411	$8,577

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	164	290
Income taxes	26	–

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

The Company has manufacturing and research and development facilities in all three of its locations, located in U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for the laser component products. The Company operates a division in Taipei, Taiwan that primarily manufactures transceivers and performs research and development activities for the transceiver products. The Company operates in Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (incorporated in the British Virgin Islands), the sole parent of Global Technology, Inc. (incorporated in the People’s Republic of China). Through Global Technology, the Company primarily manufactures Cable TV Broadband (“CATV”) systems and equipment and performs research and development activities for the CATV products.

Interim Financial Statements

The condensed consolidated financial statements of the Company, as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates in the consolidated financial statements and accompanying notes. Significant estimates and assumptions that impact these financial statements and the accompanying notes relate to, among other things, allowance for doubtful accounts, valuation allowances for deferred tax assets, inventory reserve, share-based compensation expense, estimated useful lives of property and equipment, and taxes.

Note 2.     Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2014, as compared to the significant accounting policies described in its Annual Report.

Recent accounting pronouncements

There have been no recent accounting pronouncements for the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in its Annual Report.

Note 3.     Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of March 31, 2014				As of December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$52,411	$–	$–	$52,411	$22,006	$–	$–	$22,006
Restricted cash	841	–	–	841	775	–	–	775
Short term investments	7,898	–	–	7,898	7,970	–	–	7,970
Total assets	$61,150	$–	$–	$61,150	$30,751	$–	$–	$30,751
Liabilities:
Bank acceptance payable		2,691		2,691		2,347		2,347
Total liabilities	$–	$2,691	$–	$2,691	$–	$2,347	$–	$2,347

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013

Numerator:
Net income (loss)	$85	$(994)
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	12,792	266
Effective of dilutive options and warrants	996	–
Diluted	13,788	266
Net income (loss) per share
Basic	$0.01	$(3.74)
Diluted	$0.01	$(3.74)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2014	2013

Employee stock options	–	741
Preferred stock warrants	–	80
Restricted stock units	–	–
	–	821

Note 5.     Inventory

Inventories consist of the following for the periods indicated (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$10,491	$8,832
Work in process	10,755	8,708
Finished goods	2,687	2,068
	$23,933	$19,608

The lower of cost or market adjustment expensed for inventory for the three months ended March 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively.

Note 6.     Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2014	December 31, 2013
Land improvements	$103	$103
Building and improvements	15,933	16,016
Machinery and equipment	41,618	37,490
Furniture and fixtures	1,256	1,047
Computer equipment and software	3,918	3,563
Transportation equipment	187	188
	63,015	58,407
Less accumulated depreciation and amortization	(29,118)	(28,145)
	33,897	30,262
Construction in progress	284	139
Land	1,101	733
Property, plant and equipment, net	$35,282	$31,134

For the three months ended March 31, 2014, depreciation expense of property, plant and equipment was $1.2 million.

Note 7.     Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2014	December 31, 2013
Long-Term and Short-Term Debt
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 0.75% (floor rate: 4%), maturing November 15, 2014	3,050	3,076
Revolving line of credit with a U.S. bank up to $7,000 with interest at prime plus 0.5% (floor rate: 3.75%), maturing November 15, 2015	–	7,000
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 0.75% (floor rate: 4.00%), maturing September 10, 2017	5,000	1,850
Revolving line of credit with a China bank up to $12,000 with interest at 108% of China Prime rate which was 6.48% in 2013 with various maturity dates from April 2014 and August 2014	1,626	7,053
Revolving line of credit with a China bank up to $3,250 with interest ranged from 2.55% to 3.63% with various maturity dates from May 2014 to June 2014	1,751	2,413
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 0.41% maturing June 2014	3,718	3,795
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 0.41% maturing July-August 2014	3,890	–
Note payable to a finance company due in monthly installments with 4.95% interest, maturing July 30, 2015	853	921
Total	19,888	26,108
Less current portion	16,054	17,185
Long term portion	$3,834	$8,923
Bank Acceptance Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $807, and maturity dates ranging from April 2014 to September 2014	$2,691	$2,347

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2014. The prime rate of interest was 3.25% on March 31, 2014 and December 31, 2013, respectively.

The U.S. bank loans and line of credit agreement require the Company to meet certain financial covenants including a minimum current ratio, debt service coverage and maximum debt over tangible net worth ratio requirements. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company. As of March 31, 2014, the Company was in compliance with all of its financial and operational covenants associated with these loans. As of March 31, 2014, the Company had $7 million of unused borrowing capacity.

In December 2013, the Company renewed its U.S. revolving line of credit of $7.0 million with the same U.S. bank with a maturity date of November 15, 2015. The interest rate on this line of credit is the prime rate plus 0.50% or a floor rate of 3.75%, whichever is higher.

The Company issued warrants to the same U.S. bank in connection with the renewals of the loan in 2009, 2010 and 2012. The Company estimated the fair value of these warrants at the date of the grant using the Black-Scholes option-pricing model and records the expense over the life of the warrants. As of March 31, 2014, 32,665 warrants related to these loans are outstanding. As of March 31, 2014, $14,000 remains to be expensed for these warrants and this expense is expected to be recognized during the current year.

The Company, through its China subsidiary, established RMB and USD currency lines of credit for $12.0 million and $3.3 million, respectively, with a China Bank as of March 31, 2014. The interest rate for the RMB line of credit is 108% of the China prime rate. The interest rate for the USD line of credit ranged from 2.55% to 3.63%. These credit lines are revolving lines that are renewable by its anniversary. Collateral for the loans includes the land use rights, building and equipment located in China.

The Company extended its equipment financing agreement of $1.0 million with a Taiwan bank in 2013. The financing agreement required equipment collateral. The agreement requires monthly installment payments over 24 months and ends in July 2015. The financing agreement bears interest at the rate of 4.95%.

The Company, through its Taiwan branch, established an $8.0 million revolving line of credit with Taiwan banks in 2013. The financing agreements require collateral of its time deposits of $8.0 million that is included in short-term investment. The interest rate for the revolving lines of credit is a variable rate determined every six months at Taiwan Time Deposit Interest Rate Index plus 0.41% maturing and renewable every six-month period, which is 1.78% as of March 31, 2014.

Note 8.     Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll	$2,226	$2,279
Accrued employee benefits	272	489
Accrued taxes	82	270
Accrued interest	23	34
Accrued payments	160	128
Accrued commission	126	148
Accrued other	1,183	1,167
	$4,072	$4,515

Note 9.     Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
Unrealized foreign exchange gain (loss)	(185)	(161)
Realized foreign exchange gain (loss)	66	16
Government subsidy income	80	134
Other non-operating gain (loss)	11	4
Gain (loss) on disposal of assets	1	(1)
	$(27)	$(8)

Note 10. Share-Based Compensation

The Company’s board of directors and stockholders previously approved the 1998 Share Incentive Plan, the 2000 Share Incentive Plan, the 2004 Share Incentive Plan and the 2006 Share Incentive Plan, (collectively the “Prior Plans”). As of March 31, 2014, the Company had options outstanding to purchase 631,383 shares of common stock under its Prior Plans with a weighted average exercise price of $6.76. Following the Company’s initial public offering, no further awards will be granted under the Prior Plans. However, all outstanding awards under the Prior Plans will continue to exist and will continue to be governed by their existing terms.

On April 12, 2013, the Company’s board of directors adopted and approved the Company’s 2013 Equity Incentive Plan, (the “2013 Plan”), and it was subsequently approved by the Company’s stockholders on May 21, 2013. As of March 31, 2014, the Company had options outstanding to purchase 864,989 shares of common stock under the 2013 Plan with a weighted average exercise price of $10.449.

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

During the year ended December 31, 2013, the Company granted 33,000 RSUs with a total grant-date fair market value of $0.3 million. The resulting compensation expense recorded in the three months ended March 31, 2014 was approximately $0.1 million. As of March 31, 2014, there was $18,000 of unrecognized compensation cost related to RSUs.

As there had been no market for the Company’s common stock prior to its initial public offering, the expected volatility for options granted to date was derived from an analysis of reported data based on a peer group of companies that issued options with similar terms. The expected volatility has been determined by using an average of the expected volatility reported by this peer group of companies. The Company uses a risk free interest rate based on the 10-year Treasury as reported during the period. The expected term of the options has been determined utilizing the simplified method which calculates a simple average based on vesting period and option life. The Company does not anticipate paying dividends in the near future. Estimated forfeitures are based on historical experience and future work force projections.

Employee share-based compensation expenses recognized for the three months ended March 31, were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Cost of sales	$25	$12
Research and development	25	11
Sales and marketing	23	10
General and administrative	416	78
	$489	$111

The following is a summary of option activity during the three month period ending March 31, 2014 (in thousands, except price data):

	Number of shares	Exercise price	Weighted average exercise price
Outstanding, December 31, 2013	1,468	3.00 - 12.90	8.379
Granted	108	13.84	13.840
Exercised	(70)	3.00 - 7.50	5.904
Forfeited	(9)	6.00 - 13.84	7.762
Expired	(1)	6.00	6.000
Outstanding, March 31, 2014	1,496	3.00 - 13.84	8.893
Exercisable, March 31, 2014	307	3.00 - 9.00	6.346
Vested and expected to vest	1,357	3.00 - 13.84	8.798

As of March 31, 2014, total compensation cost related to unvested stock options not yet recognized was $5.4 million, which is expected to be expensed over a weighted-average period of 3.27 years. The aggregated intrinsic value of options outstanding and options exercisable as of March 31, 2014 was $23.6 million and $5.6 million, respectively.

Note 11.     Stockholders’ Equity

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

As of March 31, 2014, the Company had outstanding warrants to purchase:

•     15,999 shares of common stock at an exercise price of $6.25 per share.

•     9,999 shares of common stock at an exercise price of $15.00 per share.

•     6,667 shares of common stock at an exercise price of $10.50 per share.

For the three months ended March 31, 2014, $2,000 of expense was recorded related to these warrants. As of March 31, 2014, $14,000 of deferred compensation remains to be expensed for these warrants.

4.	Public Offering of Common Stock

On September 25, 2013, the Company sold 3.6 million shares of its common stock in its initial public offering at a price of $10.00 per share, providing proceeds of $31.5 million, net of expenses and underwriting discounts and commissions. The Company’s initial public offering closed on October 1, 2013.

5.	Secondary Offering of Common Stock

On March 19, 2014, the Company sold 2.0 million shares of its common stock in a secondary offering at a price of $24.25 per share, providing proceeds of $45.7 million net of expenses and underwriting discounts and commissions. The Company’s secondary offering closed on March 25, 2014.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of the Company’s product manufacturing plants. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
United States	5,137	2,401
Taiwan	14,340	5,935
China	5,382	5,981
	$24,859	$14,317

	For the period ending
	March 31,	December 31,
	2014	2013
Long-lived assets:
United States	12,964	9,415
Taiwan	10,597	7,192
China	16,511	16,337
	$40,072	$32,944

Note 13. Subsequent Events

Repayment of Debt

On April 1, 2014, the Company paid $8.1 million to East West Bank from the net proceeds received in its secondary offering to extinguish its entire debt balances. Also in April 2014, the Company repaid $1.3 million of its credit line with a China bank.

On April 1, 2014, the Company’s Taiwan facility entered into a new lease agreement for office and manufacturing space in New Taipei City, Taiwan. The lease has a term of 15 years commencing on June 1, 2014.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K. . References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are partnered with our manufacturing locations. In our U.S. facility, we manufacture our laser chips, sub-assemblies and components. We manufacture our laser chips only within our U.S. facility, where our laser R&D team is located. In our Taiwan location, we manufacture transceivers for the FTTH and internet data center markets, which incorporate our own laser chips and components made in the U.S. In our China facility, we take advantage of lower labor costs and manufacture most of our CATV equipment systems, such as headend transmitters and outdoor nodes. Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2000.

Our sales model focuses on direct engagement and close coordination with our customers to determine product design, qualifications, performance through coordination of our sales, product engineering and manufacturing teams. Our strategy is to use our direct sales force to sell to key accounts within our markets, increasing product penetration within those customers while also growing our overall customer base in certain international and domestic markets. We have direct sales personnel in each of our U.S., Taiwan and China locations focusing on a direct and local interaction with our CATV, FTTH and internet data center customers. Throughout our sales cycle, we work closely with our customers to achieve design wins that we believe provides long-lasting relationships and promotes higher customer retention.

We have grown our revenue at a 33.1% CAGR between 2009 and 2013, including 23.7% growth year-over-year from 2012 to 2013. Our revenue growth in 2013 was driven primarily by increasing revenue from our internet data center customers. Growth in the first three months of 2014 has been driven primarily by increasing revenue from our internet data center customers.

Our principal executive offices are located at 13115 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three months ended March 31,
	2014	2013
Revenue, net	100.0%	100.0%
Cost of goods sold	65.2%	68.0%
Gross profit	34.8%	32.0%
Operating expenses
Research and development	14.3%	14.0%
Sales and marketing	5.4%	6.3%
General and administrative	14.3%	16.6%
Total operating expenses	34.0%	36.9%
Income (loss) from operations	0.8%	-4.9%
Other income (expense)
Interest income	0.3%	0.1%
Interest expense	-0.7%	-2.1%
Other expense, net	-0.1%	-0.1%
Total other expense	-0.5%	-2.1%
Income (loss) before income taxes	0.3%	-7.0%
Income taxes	-0.1%	0.0%
Net income (loss)	0.2%	-7.0%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers for the CATV, FTTH and internet data center markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. We also anticipate that our revenue derived from the FTTH and internet data center markets will increase as a percentage of our revenue as we further penetrate and extend our products into these markets. The following chart provides the revenue contribution from each of the markets we served for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
CATV	39.2%	57.7%
Data Center	46.6%	25.3%
FTTH	8.9%	7.6%
Other	5.3%	9.4%
	100.0%	100.0%

	Three months ended March 31,		Change
	2014	2013	Amount	%
CATV	$9,748	$8,259	$1,489	18.0%
Data Center	11,575	3,620	7,955	219.8%
FTTH	2,216	1,087	1,129	103.9%
Other	1,320	1,351	(31)	(2.3%	)
Total Revenue	$24,859	$14,317	$10,542	73.6%

Revenues in the internet data center market were driven primarily by increasing demand for our 10 gigabits per second transceivers as our customers continued to upgrade their technology infrastructure. Revenues in the FTTH and other markets were driven primarily by the addition of new customers in the FTTH market and increasing sales to existing customers. The increase in revenues in the CATV market was a result of market wide weakness in 2013, particularly in China, as well as delays in orders as a consequence of mergers among several of our CATV customers.

For the three months ended March 31, 2014, our top ten customers represented 81.9% of our revenue.

Cost of goods sold and gross margin

	Three months ended March 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$16,206	65.2%	$9,732	68.0%	$6,474	66.5%
Gross margin		34.8%		32.0%

Cost of goods sold increased by $6.5 million, or 66.5%, from the three months ended March 31, 2014 to the three months ended March 31, 2013, primarily due to an 11.5% increase in sales or 73.6% over the prior year.

Within our markets, we sell similar products in different geographic regions at different prices, and therefore realize different gross margins among these similar products. The increase in gross margin from 32.0% to 34.8% for the three months ended March 31, 2014 was the result of sales of higher margin data center products.

Operating expenses

	Three months ended March 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development	$3,546	14.3%	$2,004	14.0%	$1,542	76.9%
Sales and marketing	1,333	5.4%	907	6.3%	426	47.0%
General and administrative	3,554	14.3%	2,374	16.6%	1,180	49.7%
Total operating expenses	$8,433	33.9%	$5,285	36.9%	$3,148	59.6%

Research and development expense

Research and development expense increased by $1.5 million, or 76.9%, from the three months ended March 31, 2013 compared to the three months ended March 31, 2014. This was primarily due to increases in personnel costs, R&D work orders and project costs related to FTTH and other new product development, and increase in depreciation expenses resulting from additional equipment investments

Sales and marketing expense

Sales and marketing expense increased by $0.4 million, or 47.0%, from the three months ended March 31, 2013 compared to the three months ended March 31, 2014. This was due to an increase in personnel costs from additional sales and marketing staff to better serve our customers and an increase in sales commissions directly related to our revenue growth.

General and administrative expense

General and administrative expense increased by $1.2 million, or 49.7%, from the three months ended March 31, 2013 compared to the three months ended March 31, 2014. This was primarily due to an increase in share-based compensation expense as well as an increase in personnel costs, expenses related to being a public company, professional fees and travel expenses.

Other income (expense), net

	Three months ended March 31,
	2014			2013			Change
	Amount	% of revenue		Amount	% of revenue		Amount	%
	(in thousands, except percentages)
Interest income	$79	0.3%		$20	0.1%		$59	295.0%
Interest expense	(162)	(0.7%	)	(306)	(2.1%	)	144	47.1%
Other expense, net	(27)	(0.1%	)	(8)	(0.1%	)	(19)	(237.5%	)
Total other expense, net	$(110)	(0.4%	)	$(294)	(2.1%	)	$184	62.6%

Total net other expense decreased by $0.2 million from the three months ended March 31, 2013 compared to the three months ended March 31, 2014.

Interest expense decreased overall for the period due to the benefit of lower interest rates as well as lower loan balances.

Interest income increased over the same prior year period due to higher cash and investment balances.

Other net expense increased due to an unrealized foreign exchange loss recognized resulting from the depreciation of the Asia currencies against the U.S. dollar offset by government subsidies received in China. We qualify as a high-tech enterprise in China and are paid subsidies from time to time based upon the revenue earned in China by the Chinese government to foster local high-tech manufacturing.

Provision for income taxes

	Three months ended March 31,
	2014	2013	Change
	(in thousands, except percentages)
Provision for income taxes	$25	$–	25	100.0%

Our income tax expense for the three month ended March 31, 2014 consists of U.S. alternative minimum tax recorded during the period. Due to historic losses in the U.S., our net deferred tax assets are fully offset by a deferred tax valuation allowance.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. On October 1, 2013, we completed our initial public offering, in which we issued and sold 3.6 million shares of our common stock at a public offering price of $10.00 per share, providing proceeds of $31.5 million, net of underwriting discounts and commissions and offering expenses. On March 25, 2014, we completed a secondary offering, in which we issued and sold 2.0 million shares of our common stock at an offering price of $24.25 per share, providing proceeds of $45.7 million, net of underwriting discounts and commissions and offering expenses. As of March 31, 2014, our cash, cash equivalents, restricted cash and short-term investments totaled $61.1 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$(971)	$1,320
Net cash used in investing activities	(8,708)	(946)
Net cash provided by (used in) financing activities	40,030	(2,667)
Effect of exchange rates on cash and cash equivalents	54	147
Net increase (decrease) in cash and cash equivalents	$30,405	$(2,146)

Operating activities

For the three months ended March 31, 2014, net cash used in operating activities was $0.1 million. During the three months ended March 31, 2014, we recorded a slight net income. The net income incorporated non-cash charges, including depreciation and amortization of $1.2 million, share-based compensation expenses of $0.5 million and non-cash increases to our inventory reserve account of $0.3 million. Cash used in operating activities primarily related to an increase in accounts receivable from the sale of our products and an increase in inventory related to sales orders, offset by cash provided by an increase in accounts payable and an increase in accrued liabilities.

For the three months ended March 31, 2013, net cash provided by operating activities was $1.3 million. During the three months ended March 31, 2013, we recognized a net loss of $1.0 million. The net loss incorporated non-cash charges, including depreciation and amortization of $0.7 million, share-based compensation expenses of $0.1 million and non-cash increases to our inventory reserve account of $0.1 million. Cash provided by operating activities primarily related to a decrease in accounts receivable from the sale of our products and the decrease in notes receivable from our vendors, offset by cash used in an increase in accrued liabilities and a decrease in other current assets.

Investing activities

For the three months ended March 31, 2014, net cash used in investing activities was $8.7 million for the purchase of additional machinery and equipment and the payment for intellectual property licenses to support new product development efforts and manufacturing activities.

For the three months ended March 31, 2013, net cash used in investing activities was $1.0 million for the purchase of additional machinery and equipment to support new product development efforts and manufacturing activities.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of common stock and activity associated with our various lending arrangements.

For the three months ended March 31, 2014, our financing activities provided $40.0 million in cash. We received $45.7 million in net proceeds from a secondary offering of common stock. We received $0.1 million from the exercise of stock options. These increases were offset by the repayment of $5.7 million in net borrowings associated with our bank loans and an increase in our restricted cash by $0.1 million, related to the compensating balances required for bank acceptance notes in China.

For the three months ended March 31, 2013, our financing activities used $2.7 million in cash. We repaid $2.5 million in net borrowings associated with our bank loans and increased our restricted cash by $0.3 million, related to the compensating balances required for bank acceptance notes in China. Cash used was offset by $0.1 million received from the exercise of stock options and warrants.

Loans and commitments

We have lending arrangements with several financial institutions, including a loan and security agreement with East West Bank in the U.S., several lines of credit arrangements for our China subsidiary and lines of credit and financing agreements for our Taiwan location.

As of March 31, 2014, our loan and security agreement in the U.S. included a $7.0 million revolving line of credit which matures on November 15, 2015. Also included with the same bank is a term loan with monthly payments of principal and interest that matures on November 15, 2014. As of March 31, 2014, we had nothing outstanding under the revolving line of credit and $3.0 million outstanding on the term loan.

On September 10, 2013, our loan and security agreement in the U.S. was amended to add $5.0 million of borrowing capability to the existing credit line, for the purpose of financing equipment. The additional equipment term loan allows us to draw up to the lesser of (i) $5.0 million, or (ii) 90% of the costs of equipment purchased between March 31, 2013 and March 10, 2014. Through March 10, 2014, we are required to pay interest only on the then-outstanding balance, and then pay equal principal payments plus accrued interest monthly for the following 42 months. The interest rate for such equipment term loan is the bank’s prime lending rate plus 0.75%, currently a total of 4.0%. As of March 31, 2014, $5.0 million has been drawn against this equipment term loan.

Our loan and security agreement requires us to maintain certain financial covenants, including a minimum current ratio, maximum debt over net worth ratio and minimum debt service coverage. The agreement also restricts our minimum cash deposits and the percentage of deposit with other banks. As of March 31, 2014, we were in compliance with all covenants contained in this agreement.

As of March 31, 2014, our China subsidiary had a line of credit facility with China banks totaling $20.0 million. As of March 31, 2014, a total of $1.6 million was outstanding under various notes, each with its own maturity date and each renewing annually from April 2014 to August 2014. The notes that begin to mature in April 2014 are expected to be extinguished and converted to bank acceptance facility to reduce interest expenses.

As of March 31, 2014, our China subsidiary had a U.S. currency based loan of $1.8 million under various notes with four-month terms.

Our Taiwan location had an outstanding note payable with a financing company to mature on July 31, 2015.

In December 2013, our Taiwan location entered into one year revolving Credit Facility Agreements with Taiwan banks, for a total of $8.0 million. Borrowings under the Credit Facility will be used for general corporate purposes. Our obligations under the credit facility are secured by our $8 million cash deposit in a one-year CD with such banks. Borrowings under the credit facility will bear interest at a rate equal to the Taiwan Time Deposit Interest Rate Index plus 0.41%, which is currently 1.78%. As of March 31, 2014, $7.6 million was outstanding under this credit facility.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our China subsidiary’s banks issue the notes to vendors and issue payment to vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our China subsidiary. These balances are classified as restricted cash on our consolidated balance sheets. As of March 31, 2014, our restricted cash totaled $0.8 million.

Future liquidity needs

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for the next 12 to 24 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the expansion of our manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank acceptance payable and long-term debt(1)	$22,579	$18,754	$3,111	$714	$–
Operating leases(2)	15,594	668	982	832	13,112

Total commitments	$38,173	$19,422	$4,093	$1,546	$13,112

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, term loans and bank acceptance notes. The amount presented in the table represents the principal portion of the obligations.
(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2014, we did not, and we do not currently, have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2013, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; service and product warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

Under this definition, we are an “emerging growth company” and could remain one until as late as December 31, 2018.

As an “emerging growth company” we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Interest Rate Fluctuation Risk

Our cash equivalents consisted primarily of money market funds, and interest and non-interest bearing bank deposits. Our primary objective is to maintain the security of our principal balances and ensure liquidity. We attempt to maximize the return on these balances without significantly increasing risk, but have little opportunity to do so given the short-term nature of our investments and current interest rate environments. We do not anticipate any material effect on our cash balances or investment portfolio due to fluctuations in interest rates.

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of March 31, 2014, a portion of our U.S. debt bears a fixed rate of interest, and a portion of our U.S. debt bears a variable rate of interest that is based on the prime rate. The debt subject to variable rates is subject to fluctuation in the prime rate. As of March 31, 2014, the interest on our China debt varied based on when each term loan is drawn. Once drawn the interest remains fixed for the term of that draw, and is therefore subject to fluctuations. As of March 31, 2014, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended March 31, 2014, an increase of 1.0% in each of our interest rates would have resulted in an increase of $30,000 in our interest expense for such period.

Foreign Exchange Rates

We operate on an international basis with a portion of our revenue and expenses being incurred in currencies other than the U.S. dollar. Fluctuations in the value of these foreign currencies in which we conduct our business relative to the U.S. dollar affects our results and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon our future operating results. The effect on our results of operations from currency fluctuations is reduced, because we have revenue and expenses in each of these foreign currencies. We maintain certain assets, including certain bank accounts, accounts receivables, land and building, in RMB and the NT dollar, which are sensitive to foreign currency exchange rate fluctuations. Certain of our current and long-term liabilities are denominated in these currencies. Additionally, the value of the RMB against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in political and economic conditions in China. Under China’s current exchange rate regime, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term.

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

During the three months ended March 31, 2014, 5.6% of our revenue was denominated in RMB and no revenue was denominated in NT dollars. In the three months ended March 31, 2014, 15.7% of our operating expenses were denominated in RMB and 29.3% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates for RMB and NT dollars for U.S. dollars were 1% higher during the three months ended March 31, 2014, our operating expenses would have been higher by $40,000.

As of March 31, 2014, we held the U.S. dollar equivalent of approximately $10.8 million in RMB and a negligible amount in NT dollars, including cash and cash equivalents. With respect to our cash and cash equivalents as of March 31, 2014, a 1.0% change in the exchange rates between the RMB and the U.S. dollar or the NT dollar and the U.S. dollar would result in $0.1 million or an immaterial change in our total cash and cash equivalents.

During the three months ended March 31, 2014 and 2013, we recognized a foreign currency transaction gain of $0.1 million and an immaterial loss, respectively.

Inflation

We believe that the relatively low rate of inflation in the U.S. over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. However, an increase in the rate of inflation in the future may have an adverse effect on our levels of gross profit if material prices rise and if sales prices for our products do not proportionately increase. Changes in the proportion of our operations in China or Taiwan may result in the rate of inflation having a more significant impact on our operating results in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by the Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings

As of March 31, 2014, we were not involved in any material pending legal proceedings.

Item 1A.     Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the following risks actually occur, we may be unable to conduct our business as currently planned and our financial condition and results of operations could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks and you may lose all or part of your investment.

Risks Inherent in Our Business

We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. In 2011, 2012 and 2013 and the three months ended March 31, 2014, our top ten customers represented 76.6%, 77.6% 76.9% and 81.9% of our revenue, respectively. In 2013, Cisco Systems, Inc. represented 21.8% of our revenue, Amazon represented 18.2% of our revenue and Biogenomics Corp., a distributor, represented 8.7% of our total revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Historically, we have generated much of our revenue from the CATV market. In 2011, 2012, 2013 and the three months ended March 31, 2014, the CATV market represented 81.4%, 78.6%, 60.4% and 39.2% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecommunications, wireless or satellite, will gain the most widespread acceptance. CATV network operators may reduce or forego equipment purchases in anticipation of the availability of next generation DOCSIS 3.1 solutions that are expected to be available soon, which may adversely affect our sales. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition or results of operations will be adversely affected. In February 2014, Time Warner and Comcast, the two largest CATV providers in the U.S., announced that they agreed to merge. We are unable to predict what impact this transaction, if completed, would have on the CATV market or on our business. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecommunication service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our wafer fabrication facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use an MBE fabrication process to make our lasers, rather than Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our Molecular Beam Epitaxy, or MBE, fabrication process relies on custom-manufactured equipment. If our MBE fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers, which would negatively affect our sales, competitive position and reputation. We may also experience delays in production, typically in February, during the Chinese New Year holiday when our facilities in China and Taiwan are closed.

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

We have a history of losses and we may incur additional losses in future periods. In the years ended December 31, 2011, 2012 and 2013, we experienced net losses of $5.3 million, $0.9 million and $1.4 million, respectively. As of December 31, 2013 and March 31, 2014, our accumulated deficit was $83.3 million and $83.2 million, respectively. These losses were due to expenditures made to expand our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to expand and maintain our manufacturing facilities and research and development operations. We expect to continue to make significant expenditures related to our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to maintain and expand our manufacturing facilities and research and development operations. In addition, we have incurred significant additional time demands and legal, accounting and other expenses since we became a public company in September 2013. Our management and other personnel devote a substantial amount of time to complying with the applicable rules and requirements of being a public company.

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

The markets into which we sell our products are highly competitive. Our competitors range from large, international companies offering a wide range of products to smaller companies specializing in niche markets. Current and potential competitors may have substantially greater name recognition, financial, marketing, research and manufacturing resources than we do, and there can be no assurance that our current and future competitors will not be more successful than us in specific product lines or markets. Some of our competitors may also have better-established relationships with our current or potential customers. Some of our competitors have more resources to develop or acquire new products and technologies and create market awareness for their products and technologies. In addition, some of our competitors have the financial resources to offer competitive products at below-market pricing levels that could prevent us from competing effectively and result in a loss of sales or market share or cause us to lower prices for our products. In recent years, there has been consolidation in our industry and we expect such consolidation to continue. Consolidation involving our competitors could result in even more intense competition. Network equipment manufacturers, who are our customers, and network service providers may decide to manufacture the optical subsystems incorporated into their network systems in-house instead of outsourcing such products to companies such as us. We also encounter potential customers that, because of existing relationships with our competitors, are committed to the products offered by our competitors.

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

Successful implementation of our business plan in our target markets requires effective planning and management. Our production volumes are increasing significantly and we have announced plans to increase our production capacity in response to demand for our products, adding both personnel as well as expanding our physical manufacturing facilities. We currently operate facilities in Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. We currently manufacture our lasers using a proprietary process and customized equipment located only in our Sugar Land, Texas facility, and it will be costly to duplicate that facility, to scale our laser manufacturing capacity or to mitigate the risks associated with operating a single facility. The challenges of managing our geographically dispersed operations have increased and will continue to increase the demand on our management systems and resources. Moreover, we are continuing to improve our financial and managerial controls, reporting systems and procedures. Any failure to manage our expansion and the resulting demands on our management systems and resources effectively may adversely affect our financial condition and results of operations.

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

Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. While we have a policy in place that is designed to reduce the risk of infringement of intellectual property rights of others and we have conducted a limited review of other companies’ relevant patents, there can be no assurance that third parties will not assert infringement claims against us. We cannot be certain that our products would not be found infringing on the intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. Intellectual property claims against us could force us to do one or more of the following:

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of the Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

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

As of May 7, 2014, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 5.2% of our outstanding common stock. As a result, these stockholders, acting together, may have significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

As of May 7, 2014, we had 14,785,065 shares of common stock outstanding. The 5,625,235 shares sold in our initial public offering and our follow-on offering are immediately tradable without restriction. In addition, on March 25, 2014, approximately 6.0 million shares became tradable without restriction upon the expiration of lock-up agreements executed in connection with our initial public offering. On June 18, 2014, 0.9 million shares will be eligible for sale upon the expiration of lock-up agreements executed in connection with our follow-on offering, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

On November 19, 2013, we registered 2,600,000 shares of our common stock that we have issued or may issue under our equity plans, which shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, may enter into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time after the expiration of the lock-up period related to our initial public offering and our follow-on offering, or with respect to any employee who has entered into a 10b5-1 trading plan. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

None.

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

With the proceeds of the offering, we invested $10.5 million for the purchase of machinery and equipment and $8.1 million for inventory to support our new product development efforts and repaid $7.0 million of outstanding debt.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

See Exhibit Index on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.
Date: May 12, 2014	By:	/s/ James L. Dunn, Jr., James L. Dunn, Jr., Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect

3.2*	Amended and Restated Bylaws, as currently in effect

10.1*	2013 Equity Incentive Plan

10.2*	Translation of Chinese form of RMB Working Capital Loan Agreement between Global Technology Inc. and China Construction Bank

10.3*	Translation of Chinese lease agreement dated September 11, 2013 between the registrant and Admiral Overseas Corporation for space on 5F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)

10.4*	Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 4F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)

10.5*	Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 6-7F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)

10.6*	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*         Incorporated herein by reference to the indicated filing.

**      Filed herewith.

***    XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

