Form 10-Q
period 2014-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2014-08-12
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 5, 2014 there were 14,805,125 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$34,079	$22,006
Restricted cash	932	775
Short-term investments	7,957	7,970
Accounts receivable - trade, net	24,968	22,089
Inventories	31,200	19,608
Prepaid expenses and other current assets	6,978	5,488
Total current assets	106,114	77,936
Property, plant and equipment, net	41,657	31,134
Land use rights, net	934	959
Intangible assets, net	3,841	851
Other assets, net	978	177
TOTAL ASSETS	$153,524	$111,057
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$9,562	$17,185
Accounts payable	22,631	15,010
Bank acceptance payable	2,377	2,347
Accrued liabilities	5,606	4,515
Total current liabilities	40,176	39,057
Notes payable and long-term debt, less current portion	67	8,923
Other long term liabilities	1,500	–
TOTAL LIABILITIES	41,743	47,980
Stockholders' equity (deficit):
Preferred Stock; 5,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013, $0.001 par value	–	–
Common Stock; 45,000 shares authorized; 14,798 shares issued and outstanding at June 30, 2014, $0.001 par value; 12,644 shares issued and outstanding at December 31, 2013, $0.001 par value	15	13
Additional paid-in capital	190,861	144,023
Accumulated other comprehensive gain	2,224	2,364
Accumulated deficit	(81,319)	(83,323)
TOTAL STOCKHOLDERS' EQUITY	111,781	63,077
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$153,524	$111,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue, net	$32,650	$19,597	$57,509	$33,914
Cost of goods sold	21,462	14,150	37,668	23,882
Gross profit	11,188	5,447	19,841	10,032
Operating expenses
Research and development	4,009	1,898	7,555	3,902
Sales and marketing	1,497	1,053	2,830	1,960
General and administrative	3,952	2,447	7,506	4,821
Total operating expenses	9,458	5,398	17,891	10,683
Income (loss) from operations	1,730	49	1,950	(651)
Other income (expense)
Interest income	106	15	185	35
Interest expense	(60)	(296)	(222)	(602)
Other expense, net	228	(50)	201	(58)
Total other expense	274	(331)	164	(625)
Income (loss) before income taxes	2,004	(282)	2,114	(1,276)
Income taxes	(85)	–	(110)	–
Net income (loss)	$1,919	$(282)	$2,004	$(1,276)
Net income (loss) per share
Basic	$0.13	$(1.04)	$0.15	$(4.77)
Diluted	$0.12	$(1.04)	$0.14	$(4.77)
Weighted average shares used to compute net income (loss) per share
Basic	14,785,437	270,912	13,794,384	267,711
Diluted	15,641,694	270,912	14,620,570	267,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$1,919	$(282)	$2,004	$(1,276)
Foreign currency translation adjustment, net of tax	139	176	(140)	239
Comprehensive income (loss)	$2,058	$(106)	$1,864	$(1,037)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$2,004	$(1,276)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for obsolete inventory	768	422
Depreciation and amortization	2,670	1,559
Gain (loss) on disposal of assets	(1)	1
Stock-based compensation and warrant expense	1,007	240
Changes in operating assets and liabilities:
Accounts receivable	(2,829)	(415)
Inventory	(12,360)	(4,028)
Other current assets	(1,475)	(544)
Accounts payable	9,087	6,299
Accrued liabilities	1,097	(750)
Net cash provided by (used in) operating activities	(32)	1,508

Investing activities:
Purchase of short-term investments	(53)	–
Purchase of property, plant and equipment	(13,101)	(2,980)
Proceeds from disposal of equipment	12	0
Deposits and deferred charges	(813)	(549)
Purchase of intangible assets	(3,153)	(67)
Net cash used in investing activities	(17,108)	(3,596)

Financing activities:
Proceeds from issuance of notes payable and long-term debt	3,150	–
Principal payments of long-term debt and notes payable	(8,076)	(128)
Proceeds from line of credit borrowings	10,763	13,229
Repayments of line of credit borrowings	(22,304)	(13,018)
Proceeds from bank acceptance payable	3,826	2,733
Repayments of bank acceptance payable	(3,773)	(1,690)
Increase in restricted cash	(164)	(571)
Exercise of stock options	219	50
Exercise of warrants	–	308
Proceeds from public offering, net	45,630	–
Net cash provided by financing activities	29,271	913
Effect of exchange rate changes on cash	(58)	220
Net increase (decrease) in cash	12,073	(955)
Cash and cash equivalents at beginning of period	22,006	10,723
Cash and cash equivalents at end of period	$34,079	$9,768
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	254	578
Income taxes	71	1

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

The Company has manufacturing and research and development facilities in all three of its locations, located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component products. The Company operates a division in Taipei, Taiwan that primarily manufactures transceivers for both the data center and FTTH markets and performs research and development activities for the transceiver products. The Company operates in Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (incorporated in the British Virgin Islands), the sole parent of Global Technology, Inc. (incorporated in the People’s Republic of China). Through Global Technology, the Company primarily manufactures Cable TV Broadband (“CATV”) systems and equipment and performs research and development activities for the CATV products.

Interim Financial Statements

The condensed consolidated financial statements of the Company, as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.     Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended June 30, 2014, as compared to the significant accounting policies described in its Annual Report.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

Note 3.     Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of June 30, 2014				As of December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Short term investments	$7,957	$–	$–	$7,957	$7,970	$–	$–	$7,970
Total assets	$7,957	$–	$–	$7,957	$7,970	$–	$–	$7,970
Liabilities:
Bank acceptance payable	–	2,377	–	2,377	–	2,347	–	2,347
Total liabilities	$–	$2,377	$–	$2,377	$–	$2,347	$–	$2,347

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Numerator:
Net income (loss)	$1,919	$(282)	$2,004	$(1,276)
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	14,785	271	13,794	268
Effective of dilutive options and warrants	856	–	826	–
Diluted	15,642	271	14,621	268
Net income (loss) per share
Basic	$0.13	$(1.04)	$0.15	$(4.77)
Diluted	$0.12	$(1.04)	$0.14	$(4.77)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Employee stock options	–	736	–	736
Preferred stock warrants	–	56	–	56
Restricted stock units	–	–	–	–
	–	792	–	792

Note 5.     Inventory

Inventories consist of the following for the periods indicated (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$13,212	$8,832
Work in process	12,947	8,708
Finished goods	5,041	2,068
	$31,200	$19,608

The lower of cost or market adjustment expensed for inventory for the three months ended June 30, 2014 and 2013 was $0.5 million and $0.3 million, respectively. The lower of cost or market adjustment expensed for inventory for the six months ended June 30, 2014 and 2013 was $0.8 million and $0.4 million, respectively.

Note 6.     Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2014	December 31, 2013
Land improvements	$103	$103
Building and improvements	16,112	16,016
Machinery and equipment	48,301	37,490
Furniture and fixtures	1,373	1,047
Computer equipment and software	4,080	3,563
Transportation equipment	187	188
	70,156	58,407
Less accumulated depreciation and amortization	(29,733)	(28,145)
	40,423	30,262
Construction in progress	133	139
Land	1,101	733
Property, plant and equipment, net	$41,657	$31,134

For the three and six months ended June 30, 2014, depreciation expense of property, plant and equipment was $1.3 million and $2.5 million, respectively.

Note 7.     Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2014	December 31, 2013
Long-Term and Short-Term Debt
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 0.75% (floor rate: 4%), maturing November 15, 2014	–	3,076
Revolving line of credit with a U.S. bank up to $7,000 with interest at prime plus 0.5% (floor rate: 3.75%), maturing November 15, 2015	–	7,000
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 0.75% (floor rate: 4.00%), maturing September 10, 2017	–	1,850
Revolving line of credit with a China bank up to $12,000 with interest at 108% of China Prime rate which was 6.48% in 2013 with various maturity dates from April 2014 and August 2014	–	7,053
Revolving line of credit with a China bank up to $3,250 with interest rates ranged from 2.03% to 2.13% with various maturity dates from July 2014 to September 2014	1,246	2,413
Revolving line of credit with a Taiwan bank up to $4,000 with interest an interest rate of 1.75%, maturing December 15, 2014	3,744	3,795
Revolving line of credit with a Taiwan bank up to $4,000 with an interest rate of 1.78%, with various maturity dates from July 2014 to August 2014	3,818	–
Note payable to a finance company due in monthly installments with 4.95% interest, maturing July 30, 2015	821	921
Total	9,629	26,108
Less current portion	9,562	17,185
Long term portion	$67	$8,923
Bank Acceptance Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $769, and maturity dates ranging from July 2014 to December 2014	$2,377	$2,347

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2014. The prime rate of interest was 3.25% on June 30, 2014 and December 31, 2013, respectively.

The U.S. bank loans and line of credit agreement require the Company to meet certain financial covenants including a minimum current ratio, debt service coverage and maximum debt over tangible net worth ratio requirements. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company. As of June 30, 2014, the Company was in compliance with all of its financial and operational covenants associated with these loans. As of June 30, 2014, the Company had $7.0 million of unused borrowing capacity on its line of credit and $5.0 million on its equipment term loan.

In December 2013, the Company renewed its U.S. revolving line of credit of $7.0 million with the same U.S. bank with a maturity date of November 15, 2015. The interest rate on this line of credit is the prime rate plus 0.50% or a floor rate of 3.75%, whichever is higher.

The Company issued warrants to the same U.S. bank in connection with the renewals of the loan in 2009, 2010 and 2012. The Company estimated the fair value of these warrants at the date of the grant using the Black-Scholes option-pricing model and records the expense over the life of the warrants. As of June 30, 2014, there were no outstanding warrants related to these loans.

The Company, through its China subsidiary, established RMB and USD currency lines of credit for $12.0 million and $3.3 million, respectively, with a China Bank as of June 30, 2014. The interest rate for the RMB line of credit is 108% of the China prime rate. The interest rate for the USD line of credit ranged from 2.03% to 2.13%. These credit lines are revolving lines that are renewable by its anniversary. Collateral for the loans includes the land use rights, building and equipment located in China. As of June 30, 2014, the Company had $14.0 million of unused borrowing capacity.

The Company extended its equipment financing agreement of $1.0 million with a Taiwan bank in 2013. The financing agreement required equipment collateral. The agreement requires monthly installment payments over 24 months and ends in July 2015. The financing agreement bears interest at the rate of 4.95%.

The Company, through its Taiwan branch, established two $4.0 million revolving lines of credit with Taiwan banks in 2013 totaling $8.0 million. The financing agreements require collateral of its time deposits of $8.0 million that is included in short-term investment. The two revolving lines of credit bear interest at a rate (which adjusts quarterly) equal to the Taiwan Time Deposit Interest Rate Index plus 0.41%, currently 1.78%, and at a base rate equal to TAIBOR plus 1%, currently 1.75%. As of June 30, 2014, $7.6 million was outstanding under these credit facilities.

Note 8.     Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll	$2,631	$2,279
Accrued employee benefits	424	489
Accrued taxes	166	270
Accrued interest	2	34
Advanced payments	88	128
Accrued commissions	88	148
Accrued other	2,207	1,167
	$5,606	$4,515

Note 9.     Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Unrealized foreign exchange gain (loss)	$183	$(31)	$(2)	$(192)
Realized foreign exchange gain (loss)	4	(80)	70	(64)
Government subsidy income	28	61	108	195
Other non-operating gain (loss)	16	(9)	27	(5)
Gain (loss) on disposal of assets	(3)	9	(2)	8
	$228	$(50)	$201	$(58)

Note 10. Share-Based Compensation

The Accounting Standards Codification (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option –pricing model.

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

As of June 30, 2014, the Company had outstanding equity awards to purchase 1,471,848 shares of common stock under its share incentive plans with a weighted average exercise price of $8.93.

The following table summarizes employee share-based compensation expense resulting from stock options and RSUs for the periods indicated, (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of sales	$28	$14	$53	$26
Research and development	31	13	56	24
Sales and marketing	25	11	48	21
General and administrative	434	91	850	169
	$518	$129	$1,007	$240

The following is a summary of stock option activity during the six month period ending June 30, 2014 (in thousands, except price data):

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	1,468	$8.38	$4.11		$9,731
Granted	108	13.84	7.12		–
Exercised	(91)	5.99	2.03		1,447
Forfeited	(14)	8.43	5.11		209
Expired	–	6.75	4.88		1
Outstanding, June 30, 2014	1,471	$8.93	$4.45	8.564	$20,992
Exercisable, June 30, 2014	301	$6.35	$1.95	6.802	$5,069
Vested and expected to vest	1,347	$8.84	$4.38	8.514	$19,342

As of June 30, 2014, total compensation cost related to unvested stock options not yet recognized was $4.3 million, which is expected to be expensed over a weighted-average period of 3.1 years. The aggregated intrinsic value of options outstanding and options exercisable as of June 30, 2014 was $21.0 million and $5.1 million, respectively.

Under the 2013 Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive common stock on the date specified in the recipient’s award. The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award.

During the three months ended June 30, 2014, the Company granted 2,839 RSUs with a total grant-date fair market value of $0.1 million. As of June 30, 2014, there was approximately $23,000 of unrecognized compensation cost related to RSUs.

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

3.           Warrants

As of June 30, 2014, the Company had no outstanding warrants to purchase common or preferred stock.

4.           Public Offerings of Common Stock

On September 25, 2013, the Company sold 3.6 million shares of its common stock in its initial public offering at a price of $10.00 per share, providing proceeds of $31.5 million, net of expenses and underwriting discounts and commissions. The Company’s initial public offering closed on October 1, 2013.

On March 19, 2014, the Company sold 2.0 million shares of its common stock in a secondary offering at a price of $24.25 per share, providing proceeds of $45.6 million net of expenses and underwriting discounts and commissions. The Company’s sale of 1.6 million shares in the secondary offering closed on March 25, 2014 and the Company’s sale of an additional 0.4 million shares as a result of the underwriters’ exercise of their option to purchase additional shares closed on March 28, 2014.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of the Company’s product manufacturing plants. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$6,987	$2,221	$12,124	$4,622
Taiwan	20,549	9,104	34,889	15,039
China	5,114	8,272	10,496	14,253
	$32,650	$19,597	$57,509	$33,914

	As of the period ended
	June 30,	December 31,
	2014	2013
Long-lived assets:
United States	$13,640	$9,415
Taiwan	16,632	7,192
China	16,159	16,337
	$46,431	$32,944

Note 13. Subsequent Events

 On July 15, 2014, the Company entered into a new credit agreement with East West Bank to expand its borrowing capacity to $15 million in order to fund general working capital and manufacturing expansion needs. The new credit agreement replaces, in its entirety, the previous $7 million credit line. The maturity dated of this credit line is July 15, 2017.

On July 31, 2014, the Company entered into a new $5.0 million credit agreement with East West Bank that replaces its existing $5.0 million credit line for the purpose of financing equipment. This new agreement provides for the same credit line and extends the maturity date to July 1, 2019.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Overview

We are a leading, vertically integrated provider of fiber-optic access networking products. We target three networking end-markets: Cable TV Broadband, or CATV, Fiber-to-the-Home, or FTTH, and internet data centers. In designing products for our customers, we begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. We tailor our products to our customers’ needs and specifications, but leverage fundamental laser technology across our different products.

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

Our sales model focuses on direct engagement and close coordination with our customers to determine product design, qualifications, and performance through coordination of our sales, product engineering and manufacturing teams. Our strategy is to use our direct sales force to sell to key accounts within our markets, increasing product penetration within those customers while also growing our overall customer base in certain international and domestic markets. We have direct sales personnel in each of our U.S., Taiwan and China locations focusing on a direct and local interaction with our CATV, FTTH and internet data center customers. Throughout our sales cycle, we work closely with our customers to achieve design wins that we believe provide long-lasting relationships and promotes higher customer retention.

We have grown our revenue at a 33.1% CAGR between 2009 and 2013, including 23.7% growth year-over-year from 2012 to 2013. Our revenue growth in 2013 was driven primarily by increasing revenue from our internet data center customers. Growth in the first six months of 2014 has been driven primarily by increasing revenue from our internet data center and FTTH customers.

Our principal executive offices are located at 13115 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.7%	72.2%	65.5%	70.4%
Gross profit	34.3%	27.8%	34.5%	29.6%
Operating expenses
Research and development	12.3%	9.7%	13.1%	11.5%
Sales and marketing	4.6%	5.4%	4.9%	5.8%
General and administrative	12.1%	12.5%	13.1%	14.2%
Total operating expenses	29.0%	27.5%	31.2%	31.5%
Income (loss) from operations	5.3%	0.3%	3.3%	-1.9%
Other income (expense)
Interest income	0.3%	0.1%	0.3%	0.1%
Interest expense	-0.2%	-1.5%	-0.4%	-1.8%
Other expense, net	0.7%	-0.3%	0.3%	-0.2%
Total other expense	0.8%	-1.7%	0.2%	-1.8%
Income (loss) before income taxes	6.1%	-1.4%	3.6%	-3.9%
Income taxes	-0.3%	0.0%	-0.2%	0.0%
Net income (loss)	5.8%	-1.4%	3.4%	-4.0%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers for the CATV, FTTH and internet data center markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. We also anticipate that our revenue derived from the FTTH and internet data center markets will increase as a percentage of our revenue as we further penetrate and extend our products into these markets. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
CATV	32.6%	53.7%	35.5%	55.4%
Data Center	54.8%	33.9%	51.3%	30.3%
FTTH	9.5%	3.6%	9.2%	5.3%
Other	3.1%	8.9%	4.0%	9.1%
	100.0%	100.0%	100.0%	100.0%
15

	Three months ended June 30,		Change			Six months ended June 30,		Change
	2014	2013	Amount	%		2014	2013	Amount	%
CATV	$10,646	$10,514	$132	1.3%		$20,394	$18,773	1,621	8.6%
Data Center	17,899	6,640	11,259	169.6%		29,474	10,260	19,214	187.3%
FTTH	3,096	705	2,391	339.1%		5,312	1,792	3,520	196.4%
Other	1,009	1,738	(729)	(41.9%	)	2,329	3,089	(760)	(24.6%	)
Total Revenue	$32,650	$19,597	$13,053	66.6%		$57,509	$33,914	23,595	69.6%

Revenues in the internet data center market were driven primarily by increasing demand for our 10 gigabits per second transceivers as our customers continued to upgrade their technology infrastructure. Revenues in the FTTH and other markets were driven primarily by increasing demand for our WDM-PON products to existing customers in the FTTH market. The increase in revenues in the CATV market for the year was a result of market wide weakness in 2013, particularly in China, as well as delays in orders as a consequence of mergers among several of our CATV customers.

For the three and six months ended June 30, 2014, our top ten customers represented 88.0% and 85.7% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended June 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)

Cost of goods sold	$21,462	65.7%	$14,150	72.2%	$7,312	51.7%
Gross margin		34.3%		27.8%

	Six months ended June 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)

Cost of goods sold	$37,668	65.5%	$23,882	70.4%	$13,786	57.7%
Gross margin		34.5%		29.6%

Cost of goods sold increased by $7.3 million, or 51.7%, from the three months ended June 30, 2014 to the three months ended June 30, 2013, primarily due to a $13.1 million or 66.6% increase in sales over the prior year.

Cost of goods sold increased by $13.8 million, or 57.7%, from the six months ended June 30, 2014 to the six months ended June 30, 2013, primarily due to a $23.6 million or 69.6% increase in sales over the prior year.

Within our markets, we sell similar products in different geographic regions at different prices, and therefore realize different gross margins among these similar products. The increase in gross margin from 27.8% to 34.3% for the three months ended June 30, 2014 and 29.6% to 34.5% for the six months ended June 30, 2014, was the result of favorable vertical integration effect in our data center products.

Operating expenses

	Three months ended June 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%

	(in thousands, except percentages)
Research and development	$4,009	12.3%	$1,898	9.7%	$2,111	111.2%
Sales and marketing	1,497	4.6%	1,053	5.4%	444	42.2%
General and administrative	3,952	12.1%	2,447	12.5%	1,505	61.5%
Total operating expenses	$9,458	29.0%	$5,398	27.5%	$4,060	75.2%

	Six months ended June 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%

	(in thousands, except percentages)
Research and development	$7,555	13.1%	$3,902	11.5%	$3,653	93.6%
Sales and marketing	2,830	4.9%	1,960	5.8%	870	44.4%
General and administrative	7,506	13.1%	4,821	14.2%	2,685	55.7%
Total operating expenses	$17,891	31.1%	$10,683	31.5%	$7,208	67.5%

Research and development expense

Research and development expense increased by $2.1 million, or 111.2%, from the three months ended June 30, 2013 compared to the three months ended June 30, 2014. Research and development expense increased by $3.7 million, or 93.6%, from the six months ended June 30, 2013 compared to the six months ended June 30, 2014. This was primarily due to increases in personnel costs, R&D work orders and project costs related to FTTH WDM-PON products, 100G data center products and other new product development, and increase in depreciation expenses resulting from additional R&D equipment investments.

Sales and marketing expense

Sales and marketing expense increased by $0.4 million, or 42.2%, from the three months ended June 30, 2013 compared to the three months ended June 30, 2014. Sales and marketing expense increased by $0.9 million, or 44.4%, from the six months ended June 30, 2013 compared to the six months ended June 30, 2014. This was due to an increase in personnel costs from additional sales and marketing staff to better serve our customers, expenses for a new sales incentive program and an increase in sales commissions directly related to our revenue growth.

General and administrative expense

General and administrative expense increased by $1.5 million, or 61.5%, from the three months ended June 30, 2013 compared to the three months ended June 30, 2014. General and administrative expense increased by $2.7 million, or 55.7%, from the six months ended June 30, 2013 compared to the six months ended June 30, 2014. This was primarily due to an increase in share-based compensation expense as well as an increase in rent expense in Taiwan, personnel costs, amortization of intangible assets and professional fees.

Other income (expense), net

	Three months ended June 30,
	2014			2013			Change
	Amount	% of revenue		Amount	% of revenue		Amount	%

	(in thousands, except percentages)
Interest income	$106	0.3%		$15	0.1%		$91	606.7%
Interest expense	(60)	(0.2%	)	(296)	(1.5%	)	236	(79.7%	)
Other income (expense), net	228	0.7%		(50)	(0.3%	)	278	(556.0%	)
Total Other income (expense), net	$274	0.8%		$(331)	(1.7%	)	$605	(182.8%	)

	Six months ended June 30,
	2014			2013			Change
	Amount	% of revenue		Amount	% of revenue		Amount	%

	(in thousands, except percentages)
Interest income	$185	0.3%		$35	0.1%		$150	428.6%
Interest expense	(222)	(0.4%	)	(602)	(1.8%	)	380	(63.1%	)
Other income (expense), net	201	0.3%		(58)	(0.2%	)	259	(446.6%	)
Total Other income (expense), net	$164	0.3%		$(625)	(1.8%	)	$789	(126.2%	)

Total net other expense decreased by $0.6 million from the three months ended June 30, 2013 compared to the three months ended June 30, 2014.

 Total net other expense decreased by $0.8 million from the six months ended June 30, 2013 compared to the six months ended June 30, 2014.

Interest income increased over the same prior year periods due to higher cash and investment balances.

Interest expense decreased overall for the periods due to the benefit of lower interest rates as well as lower loan balances.

Other net expense decreased due to unrealized foreign exchange gains recognized resulting from the appreciation of the Asia currencies against the U.S. dollar compared to unrealized foreign exchange losses in the same prior year periods. These decreases were offset by a decrease in government subsidies received in China. We qualify as a high-tech enterprise in China and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing, based upon the revenue earned in China.

Provision for income taxes

	Three months ended June 30,
	2014	2013	Change
	(in thousands, except percentages)
Provision for income taxes	$85	$–	85	100.0%

	Six months ended June 30,
	2014	2013	Change
	(in thousands, except percentages)
Provision for income taxes	$110	$–	110	100.0%

Our income tax expense for the three and six month ended June 30, 2014 consists of U.S. alternative minimum tax recorded during the periods. Due to historic losses in the U.S., our net deferred tax assets are fully offset by a deferred tax valuation allowance.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. On October 1, 2013, we completed our initial public offering, in which we issued and sold 3.6 million shares of our common stock at a public offering price of $10.00 per share, providing proceeds of $31.5 million, net of underwriting discounts and commissions and offering expenses. On March 25, 2014, we completed a secondary offering, in which we issued and sold 1.6 million shares of our common stock at an offering price of $24.25 per share, and on March 28, 2014, we sold an additional 0.4 million shares as a result of the underwriters’ exercise of their option to purchase additional shares, providing proceeds of $45.6 million, net of underwriting discounts and commissions and offering expenses. As of June 30, 2014, our cash, cash equivalents, restricted cash and short-term investments totaled $43.0 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$(32)	$1,499
Net cash used in investing activities	(17,108)	(3,573)
Net cash provided by financing activities	29,271	913
Effect of exchange rates on cash and cash equivalents	(58)	206
Net increase (decrease) in cash and cash equivalents	$12,073	$(955)

Operating activities

For the six months ended June 30, 2014, net cash used in operating activities was $0.03 million. During the six months ended June 30, 2014, we recorded net income of $2.0 million. The net income incorporated non-cash charges, including depreciation and amortization of $2.7 million, share-based compensation expenses of $1.0 million and non-cash increases to our inventory reserve account of $0.8 million. Cash used in operating activities primarily related to an increase in accounts receivable from the sale of our products and an increase in inventory related to sales orders, offset by cash provided by an increase in accounts payable to our vendors and an increase in accrued liabilities.

For the six months ended June 30, 2013, net cash provided by operating activities was $1.5 million. During the six months ended June 30, 2013, we recognized a net loss of $1.3 million. The net loss incorporated non-cash charges, including depreciation and amortization of $1.6 million, share-based compensation expenses of $0.2 million and non-cash increases to our inventory reserve account of $0.4 million. Cash used in operating activities primarily related to an increase in accounts receivable from the sale of our products, an increase in inventory related to sales orders and increases in accrued liabilities and other current assets, offset by cash provided by an increase in accounts payable to our vendors and the decrease in notes receivable from our customers.

Investing activities

For the six months ended June 30, 2014, net cash used in investing activities was $17.1 million for the purchase of additional machinery and equipment and the payment for intellectual property licenses to support new product development efforts and manufacturing activities as well as an increase in deferred charges.

For the six months ended June 30, 2013, net cash used in investing activities was $3.6 million for the purchase of additional machinery and equipment to support new product development efforts and manufacturing activities.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of common stock and activity associated with our various lending arrangements.

For the six months ended June 30, 2014, our financing activities provided $29.3 million in cash. We received $45.6 million in net proceeds from a secondary offering of common stock. We received $0.2 million from the exercise of stock options. These increases were offset by the repayment of $16.5 million in net borrowings associated with our bank loans and an increase in our restricted cash by $0.2 million, related to the compensating balances required for bank acceptance notes in China.

For the six months ended June 30, 2013, our financing activities provided $0.1 million in cash. We borrowed $1.0 million in net borrowings associated with our bank acceptance payable and increased our restricted cash by $0.6 million, related to the compensating balances required for bank acceptance notes in China. Cash used was offset by $0.4 million received from the exercise of stock options and warrants.

Loans and commitments

We have lending arrangements with several financial institutions, including a loan and security agreement with East West Bank in the U.S., several lines of credit arrangements for our China subsidiary and lines of credit and financing agreements for our Taiwan location.

As of June 30, 2014, our loan and security agreement in the U.S. included a $7.0 million revolving line of credit which matures on November 15, 2015. Also included with the same bank is a term loan with monthly payments of principal and interest that matures on November 15, 2014. As of June 30, 2014, we had no outstanding balances under the revolving line of credit or the term loan.

On July 15, 2014, we entered into a new credit agreement with our bank in the U.S. to expand our borrowing capacity to $15.0 million, which matures on July 15, 2017. This agreement replaces, in its entirety, the previous $7.0 million credit line.

On September 10, 2013, our loan and security agreement in the U.S. was amended to add $5.0 million of borrowing capability to the existing credit line, for the purpose of financing equipment. The additional equipment term loan allows us to draw up to the lesser of (i) $5.0 million, or (ii) 90% of the costs of equipment purchased between March 31, 2013 and March 10, 2014. Through March 10, 2014, we are required to pay interest only on the then-outstanding balance, and then pay equal principal payments plus accrued interest monthly for the following 42 months. The interest rate for such equipment term loan is the bank’s prime lending rate plus 0.75%, currently a total of 4.0%. As of June 30, 2014, we had no outstanding balances under this equipment term loan.

On July 31, 2014, we entered into a new $5.0 million credit agreement with East West Bank that replaces our existing $5.0 million credit line for the purpose of financing equipment. This new agreement provides for the same credit line, lower interest rate and extends the maturity date to July 1, 2019.

Our loan and security agreement requires us to maintain certain financial covenants, including a minimum current ratio, maximum debt over net worth ratio and minimum debt service coverage. The agreement also restricts our minimum cash deposits and the percentage of deposit with other banks. As of June 30, 2014, we were in compliance with all covenants contained in this agreement.

As of June 30, 2014, our China subsidiary had two lines of credit facility with a China bank totaling $15.3 million. As of June 30, 2014, we had no outstanding balances under one of the credit facility. With respect to the other credit facility, we had a U.S. currency based loan of $1.2 million outstanding under various notes with three-month terms, maturing from July to September 2014.

Our Taiwan location had an outstanding note payable with a financing company that matures on July 31, 2015.

In December 2013, our Taiwan location entered into two separate one year revolving credit facility agreements with Taiwan banks, for a total of $8.0 million. Borrowings under these credit facilities will be used for general corporate purposes. Our obligations under the credit facilities are secured by our $8.0 million cash deposit in a one-year CD with such banks. The two revolving lines of credit bear interest at a rate (which adjusts quarterly) equal to the Taiwan Time Deposit Interest Rate Index plus 0.41%, currently 1.78%, and at a base rate equal to TAIBOR plus 1%, currently 1.75%. As of June 30, 2014, $7.6 million was outstanding under these credit facilities.

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

Frequently, we also direct our banking partners to issue bank acceptance notes payable to our suppliers in China in exchange for accounts payable. Our China subsidiary’s banks issue the notes to vendors and issue payment to vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our China subsidiary. These balances are classified as restricted cash on our consolidated balance sheets. As of June 30, 2014, our restricted cash totaled $0.9 million, and our outstanding bank acceptance notes payable was $2.4 million.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2014 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank acceptance payable and long-term debt(1)	$12,006	$11,939	$67
Operating leases(2)	15,547	838	1,805	1,820	11,084

Total commitments	$27,553	$12,777	$1,872	$1,820	$11,084

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, term loans and bank acceptance notes. The amount presented in the table represents the principal portion of the obligations.
(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

Off-Balance Sheet Arrangements

For the three months ended June 30, 2014, we did not, and we do not currently, have any off-balance sheet arrangements.

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Securities Act of 1934, as amended.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of June 30, 2014, a portion of our U.S. debt bears a fixed rate of interest, and a portion of our U.S. debt bears a variable rate of interest that is based on the prime rate. The debt subject to variable rates is subject to fluctuation in the prime rate. As of June 30, 2014, the interest on our China debt varied based on when each term loan is drawn. Once drawn the interest remains fixed for the term of that draw, and is therefore subject to fluctuations. As of June 30, 2014, we had not hedged our interest rate risk.

With respect to our interest expense for the six months ended June 30, 2014, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.1 million in our interest expense for such period.

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

During the six months ended June 30, 2014, 5.7% of our revenue was denominated in RMB and no revenue was denominated in NT dollars. In the six months ended June 30, 2014, 16.1% of our operating expenses were denominated in RMB and 28.6% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates for RMB and NT dollars for U.S. dollars were 1% higher during the six months ended June 30, 2014, our operating expenses would have been higher by $0.1 million.

As of June 30, 2014, we held the U.S. dollar equivalent of approximately $11.1 million in RMB and $0.1 million in NT dollars, including cash and cash equivalents. With respect to our cash and cash equivalents as of June 30, 2014, a 1.0% change in the exchange rates between the RMB and the U.S. dollar or the NT dollar and the U.S. dollar would result in an immaterial change in our total cash and cash equivalents.

During the six months ended June 30, 2014 and 2013, we recognized an immaterial foreign currency transaction gain and a $0.3 million loss, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Part II. Other Information

Item 1.     Legal Proceedings

As of June 30, 2014, we were not involved in any material pending legal proceedings.

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

We generate much of our revenue from a limited number of customers. In 2011, 2012 and 2013 and the six months ended June 30, 2014, our top ten customers represented 76.6%, 77.6% 76.9% and 85.7% of our revenue, respectively. In 2013, Cisco Systems, Inc. represented 21.8% of our revenue, Amazon represented 18.2% of our revenue and Biogenomics Corp., a distributor, represented 8.7% of our total revenue. For the six months ended June 30, 2014, a data center customer represented 47.1% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Historically, we have generated much of our revenue from the CATV market. In 2011, 2012, 2013 and the six months ended June 30, 2014, the CATV market represented 81.4%, 78.6%, 60.4% and 35.5% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecommunications, wireless or satellite, will gain the most widespread acceptance. CATV network operators may reduce or forego equipment purchases in anticipation of the availability of next generation DOCSIS 3.1 solutions that are expected to be available soon, which may adversely affect our sales. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition or results of operations will be adversely affected. In February 2014, Time Warner and Comcast, the two largest CATV providers in the U.S., announced that they agreed to merge. We are unable to predict what impact this transaction, if completed, would have on the CATV market or on our business. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecommunication service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

We have limited operating history in the FTTH and internet data center markets, and our business could be harmed if these markets do not develop as we expect.

For the six months ended June 30, 2014, we generated 51% and 9% of our revenue from the data center and FTTH markets, respectively. We have only recently begun offering products to the FTTH market. Our business in these markets is dependent on the deployment of our optical components, modules and subassemblies. In the FTTH market, we are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 gigabit per second service to the home. In the internet data center market, we are relying on the emergence of new internet data center providers and their adoption of open internet data center architectures that use a mix of systems and components from a variety of vendors, including non-traditional equipment vendors. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins, and internet data centers may elect to use larger vendors that require internet data center operators to purchase the optical modules for their systems from such larger vendors. Also, internet data centers may not expand as much or as quickly as expected and any slowdown in expansion could adversely impact our business and growth prospects. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition or results of operations will be adversely affected.

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

We have a history of losses and we may incur additional losses in future periods. In the years ended December 31, 2011, 2012 and 2013, we experienced net losses of $5.3 million, $0.9 million and $1.4 million, respectively. As of December 31, 2013 and June 30, 2014, our accumulated deficit was $83.3 million and $81.2 million, respectively. These losses were due to expenditures made to expand our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to expand and maintain our manufacturing facilities and research and development operations. We expect to continue to make significant expenditures related to our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to maintain and expand our manufacturing facilities and research and development operations. In addition, we have incurred significant additional time demands and legal, accounting and other expenses since we became a public company in September 2013. Our management and other personnel devote a substantial amount of time to complying with the applicable rules and requirements of being a public company.

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
27

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

We have lending arrangements with several financial institutions, including loan agreements with East West Bank in the U.S., and our Taiwan location and China subsidiary has several lines of credit arrangements. Our loan agreements governing our long-term debt obligations in the U.S. contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, pay dividends, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our U.S. loan agreements with East West Bank are secured by substantially all of our U.S. assets, including our intellectual property assets, our Sugar Land facility and our equity interests in our subsidiaries, which limits our ability to provide collateral for additional financing. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

We have significant foreign currency exposure, and are affected by fluctuations among the U.S. dollar, the Chinese renminbi, or RMB, and the New Taiwan, or NT dollar, because a substantial portion of our business is conducted in China and Taiwan. Our sales, raw materials, components and capital expenditures are denominated in U.S. dollars, RMB and NT dollars in varying amounts.

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

Our sales in Europe are denominated in U.S. dollars and fluctuations in the Euro or our customers’ other local currencies relative to the U.S. dollar may impact our customers and affect our financial performance. If our customers’ local currencies weaken against the U.S. dollar, we may need to lower our prices to remain competitive in our international markets which could have a material adverse effect on our margins. If our customers’ local currencies strengthen against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our margins.

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

As of July 25, 2014, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 4.6% of our outstanding common stock. As a result, these stockholders, acting together, may have significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

As of August 5, 2014, we had 14,805,125 shares of common stock outstanding. The 5,625,235 shares sold in our initial public offering and our follow-on offerings are immediately tradable without restriction. In addition, on March 25, 2014, approximately 6.0 million shares became tradable without restriction upon the expiration of lock-up agreements executed in connection with our initial public offering. On June 18, 2014, 0.9 million shares became eligible for sale upon the expiration of lock-up agreements executed in connection with our follow-on offering, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

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

On March 25, 2014, we closed our follow-on public offering of 3,000,000 shares of common stock, at a price of $24.25 per share before underwriting discounts and commissions. We sold 1,575,235 of such shares and existing stockholders sold an aggregate of 1,424,765 of such shares. On March 28, 2014 we sold an additional 450,000 shares as a result of the underwriters’ exercise of their option to purchase additional shares. Raymond James & Associates, Inc. and Piper Jaffray & Co. were the managing underwriters. The follow-on public offering generated net proceeds to us of $45.6 million, after deducting underwriting discounts and commissions of $2.7 million and other offering expenses of approximately $0.8 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on public offering.

With the net proceeds of the our initial public offering and our follow-on public offering, we invested $21.1 million for the purchase of machinery and equipment and $15.6 million for inventory to support our new product development efforts and repaid $17.8 million of outstanding debt.

There have been no material changes in the use of proceeds from our IPO and our follow-on public offering from that described in our registration statements filed with the SEC.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

See Exhibit Index on page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.
Date: August 12, 2014	By:	/s/ James L. Dunn, Jr. James L. Dunn, Jr., Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.1*	Translation of Lease Agreement dated April 1, 2014 between the Company and Taiwan Asset Management Corporation for office and manufacturing space at No. 18, Gong 4th Rd., Gong’er Industrial Park, Linkou District, New Taipei City 244, Taiwan (R.O.C.) (filed as Exhibit 1.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2014).

10.2**	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of June 30, 2014)

10.3**	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of June 30, 2014).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

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

