Form 10-Q
period 2014-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2014-11-12
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 3, 2014 there were 14,816,055 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$37,034	$22,006
Restricted cash	787	775
Short-term investments	7,958	7,970
Accounts receivable - trade, net	24,181	22,089
Inventories	33,129	19,608
Prepaid expenses and other current assets	7,847	5,488
Total current assets	110,936	77,936
Property, plant and equipment, net	51,267	31,134
Land use rights, net	931	959
Intangible assets, net	3,830	851
Other assets, net	1,190	177
TOTAL ASSETS	$168,154	$111,057
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$9,392	$17,185
Accounts payable	22,616	15,010
Bank acceptance payable	2,115	2,347
Accrued liabilities	4,960	4,515
Total current liabilities	39,083	39,057
Notes payable and long-term debt, less current portion	14,000	8,923
Other long term liabilities	1,250	–
TOTAL LIABILITIES	54,333	47,980
Stockholders' equity (deficit):
Preferred Stock: 5,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013, $0.001 par value	–	–
Common Stock: 45,000 shares authorized; 14,815 shares issued and outstanding at September 30, 2014, $0.001 par value; 12,644 shares issued and outstanding at December 31, 2013, $0.001 par value	15	13
Additional paid-in capital	191,439	144,023
Accumulated other comprehensive gain	2,109	2,364
Accumulated deficit	(79,742)	(83,323)
TOTAL STOCKHOLDERS' EQUITY	113,821	63,077
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$168,154	$111,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue, net	$36,549	$20,766	$94,058	$54,680
Cost of goods sold	24,403	14,445	62,071	38,327
Gross profit	12,146	6,321	31,987	16,353
Operating expenses
Research and development	4,194	2,210	11,749	6,112
Sales and marketing	1,622	1,034	4,452	2,994
General and administrative	4,458	2,436	11,964	7,257
Total operating expenses	10,274	5,680	28,165	16,363
Income (loss) from operations	1,872	641	3,822	(10)
Other income (expense)
Interest income	95	15	280	50
Interest expense	(55)	(323)	(277)	(925)
Other expense, net	(258)	58	(57)	–
Total other expense	(218)	(250)	(54)	(875)
Income (loss) before income taxes	1,654	391	3,768	(885)
Income taxes	(77)	–	(187)	–
Net income (loss)	$1,577	$391	$3,581	$(885)
Net income (loss) per share
Basic	$0.11	$0.04	$0.25	$(3.24)
Diluted	$0.10	$0.04	$0.24	$(3.24)
Weighted average shares used to compute net income (loss) per share
Basic	14,805,668	8,995,727	14,135,184	272,878
Diluted	15,594,544	9,154,602	14,949,827	272,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,577	$391	$3,581	$(885)
Foreign currency translation adjustment, net of tax	(115)	66	(255)	305
Comprehensive income (loss)	$1,462	$457	$3,326	$(580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$3,581	$(885)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for obsolete inventory	1,182	550
Depreciation and amortization	4,349	2,436
Loss on disposal of assets	26	–
Share-based compensation and warrant expense	1,494	375
Changes in operating assets and liabilities:
Accounts receivable	(2,171)	(3,446)
Inventory	(15,016)	(4,389)
Other current assets	(2,404)	(1,850)
Accounts payable	9,137	4,350
Accrued liabilities	487	405
Net cash provided by (used in) operating activities	665	(2,454)
Investing activities:
Purchase of short-term investments	(53)	–
Purchase of property, plant and equipment	(24,773)	(4,697)
Proceeds from disposal of equipment	45	–
Deposits and deferred charges	(1,034)	(37)
Purchase of intangible assets	(3,237)	(83)
Net cash used in investing activities	(29,052)	(4,817)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	3,150	2,851
Principal payments of long-term debt and notes payable	(8,076)	(192)
Proceeds from line of credit borrowings	30,294	16,159
Repayments of line of credit borrowings	(27,924)	(15,406)
Proceeds from bank acceptance payable	5,337	4,746
Repayments of bank acceptance payable	(5,545)	(3,282)
Increase in restricted cash	(21)	(511)
Exercise of stock options	310	87
Exercise of warrants	–	494
Proceeds from public offering, net	45,630	(1,251)
Net cash provided by financing activities	43,155	3,695
Effect of exchange rate changes on cash	260	178
Net increase (decrease) in cash	15,028	(3,398)
Cash and cash equivalents at beginning of period	22,006	10,723
Cash and cash equivalents at end of period	$37,034	$7,325
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	306	852
Income taxes	148	2

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

Interim Financial Statements

The condensed consolidated financial statements of the Company, as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.     Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended September 30, 2014, as compared to the significant accounting policies described in its Annual Report.

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

Note 3.     Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of September 30, 2014				As of December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Short term investments	$7,958	$–	$–	$7,958	$7,970	$–	$–	$7,970
Total assets	$7,958	$–	$–	$7,958	$7,970	$–	$–	$7,970
Liabilities:
Bank acceptance payable	–	2,115	–	2,115	–	2,347	–	2,347
Total liabilities	$–	$2,115	$–	$2,115	$–	$2,347	$–	$2,347

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Numerator:
Net income (loss)	$1,577	$391	$3,581	$(885)
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	14,806	8,995	14,135	273
Effective of dilutive options and warrants	789	160	815	–
Diluted	15,595	9,155	14,950	273
Net income (loss) per share
Basic	$0.11	$0.04	$0.25	$(3.24)
Diluted	$0.10	$0.04	$0.24	$(3.24)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Employee stock options	–	1,347	–	1,484
Preferred stock warrants	–	10	–	33
Restricted stock units	–	–	–	–
	–	1,357	–	1,517

Note 5.     Inventory

Inventories consist of the following for the periods indicated (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$4,824	$8,832
Work in process	14,957	8,708
Finished goods	13,348	2,068
	$33,129	$19,608

The lower of cost or market adjustment expensed for inventory for the three months ended September 30, 2014 and 2013 was $0.4 million and $0.1 million, respectively. The lower of cost or market adjustment expensed for inventory for the nine months ended September 30, 2014 and 2013 was $1.1 million and $0.5 million, respectively.

Note 6.     Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2014	December 31, 2013
Land improvements	$103	$103
Building and improvements	16,104	16,016
Machinery and equipment	52,694	37,490
Furniture and fixtures	1,434	1,047
Computer equipment and software	4,567	3,563
Transportation equipment	288	188
	75,190	58,407
Less accumulated depreciation and amortization	(30,977)	(28,145)
	44,213	30,262
Construction in progress	5,953	139
Land	1,101	733
Property, plant and equipment, net	$51,267	$31,134

For the three and nine months ended September 30, 2014, depreciation expense of property, plant and equipment was $1.6 million and $4.1 million, respectively.

Note 7.     Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2014	December 31, 2013
Long-Term and Short-Term Debt
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 0.75% (floor rate: 4%), maturing November 15, 2014	$–	$3,076
Revolving line of credit with a U.S. bank up to $15,000 with interest at LIBOR plus 2.75%, maturing July 15, 2017	14,000	7,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing July 1, 2019	–	1,850
Revolving line of credit with a China bank up to $12,000 with interest at 108% of China prime rate which was 6.48% in 2013	–	7,053
Revolving line of credit with a China bank up to $3,250 with interest ranged from 2.03% to 2.13% with various maturity dates from October 2014 to December 2014	1,309	2,413
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 0.41%, maturing December 2014	3,676	3,795
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 0.41%, maturing January 2015	3,749	–
Note payable to a finance company due in monthly installments with 4.95% interest, maturing July 30, 2015	658	921
Total	23,392	26,108
Less current portion	9,392	17,185
Long term portion	$14,000	$8,923
Bank Acceptance Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $655, and maturity dates ranging from October 2014 to March 2015	$2,115	$2,347

The current portion of long-term debt is the amount payable within one year of the balance sheet date of September 30, 2014. The prime rate of interest was 3.25% on December 31, 2013. The one-month LIBOR rate was 0.15% on September 30, 2014.

The U.S. bank loans and line of credit agreement require the Company to meet certain financial covenants including a minimum current ratio. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company. As of September 30, 2014, the Company was in compliance with all of its financial and operational covenants associated with these loans. As of September 30, 2014, the Company had $1.0 million of unused borrowing capacity on its line of credit, $3.1 million on its real estate term loan and $5.0 million on its equipment term loan.

On July 15, 2014, the Company renewed its revolving line of credit with a U.S. bank, increasing the line from $7.0 million to $15.0 million, and extending the maturity date to July 15, 2017.  The interest rate on this line of credit is the LIBOR Borrowing Rate plus 2.75%.

On July 31, 2014, the Company renewed its $5.0 million credit agreement with a U.S. bank, extending the maturity date to July 1, 2019. The interest rate on this line of credit is the LIBOR Borrowing Rate plus 2.75%.

The Company, through its China subsidiary, established RMB and USD currency lines of credit for $12.0 million and $3.3 million, respectively, with a China bank as of September 30, 2014. The interest rate for the RMB line of credit is 108% of the China prime rate. The interest rate for the USD line of credit ranged from 2.03% to 2.13%. These credit lines are revolving lines that are renewable by its anniversary. Collateral for the loans includes the land use rights, building and equipment located in China. As of September 30, 2014, the Company had approximately $14.0 million of unused borrowing capacity.

The Company extended its equipment financing agreement of $1.0 million with a Taiwan bank in 2013. The financing agreement required equipment collateral. The agreement requires monthly installment payments over 24 months and ends in July 2015. The financing agreement bears interest at the rate of 4.95%.

The Company, through its Taiwan branch, established two $4.0 million revolving lines of credit with Taiwan banks in 2013 totaling $8.0 million. The financing agreements require collateral of its time deposits of $8.0 million that is included in short-term investment. The two revolving lines of credit bear interest at a rate (which adjusts quarterly) equal to the Taiwan Time Deposit Interest Rate Index plus 0.41%, currently 1.78%, and at a base rate equal to TAIBOR plus 1%, currently 1.75%. As of September 30, 2014, $7.4 million was outstanding under these credit facilities.

Note 8.     Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll	$3,013	$2,279
Accrued employee benefits	645	489
Accrued taxes	275	270
Accrued interest	7	34
Advanced payments	70	128
Accrued commissions	63	148
Accrued other	887	1,167
	$4,960	$4,515

Note 9.     Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Unrealized foreign exchange gain (loss)	$(203)	$(65)	$(205)	$(257)
Realized foreign exchange gain (loss)	(17)	57	53	(7)
Government subsidy income	–	75	108	270
Other non-operating gain (loss)	(11)	(9)	16	(14)
Gain (loss) on disposal of assets	(27)	–	(29)	8
	$(258)	$58	$(57)	$–

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

The Company provides share-based compensation to employees, consultants and non-employee directors. Share-based awards for the Prior Plans and the 2013 Plan generally vest over a four year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value of the common stock on the date of the grant. Nonqualified and incentive stock options and restrictive stock units (“RSUs”) have been granted from these plans. Prior to the Company’s initial public offering, the fair market value of the Company’s stock had been historically determined by the board of directors and from time to time with the assistance of third party valuation specialists.

As of September 30, 2014, the Company had outstanding equity awards to purchase 1,437,044 shares of common stock under its share incentive plans with a weighted average exercise price of $8.94.

The following table summarizes employee share-based compensation expense resulting from stock options and RSUs for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of sales	$7	$14	$60	$40
Research and development	28	12	84	36
Sales and marketing	24	11	72	32
General and administrative	428	98	1,278	267
	$487	$135	$1,494	$375

The following is a summary of stock option activity during the nine month period ending September 30, 2014 (in thousands, except price data):

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	1,468	$8.38	$4.17		$9,731
Granted	108	13.84	7.24		–
Exercised	(108)	6.21	2.56		1,658
Forfeited	(30)	8.96	6.82		363
Expired	(1)	6.21	2.21		11
Outstanding, September 30, 2014	1,437	$8.94	$4.47	8.332	$10,287
Exercisable, September 30, 2014	532	$7.69	$3.22	7.543	$4,473
Vested and expected to vest	1,335	$8.87	$4.40	8.290	$9,652

As of September 30, 2014, total compensation cost related to unvested stock options not yet recognized was $3.9 million, which is expected to be expensed over a weighted-average period of 2.85 years. The aggregated intrinsic value of options outstanding and options exercisable as of September 30, 2014 was $10.3 million and $4.5 million, respectively.

Under the 2013 Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive common stock on the date specified in the recipient’s award. The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award.

During the three months ended September 30, 2014, the Company granted 21,226 RSUs with a total grant-date fair market value of $0.4 million. As of September 30, 2014, there was approximately $0.2 million of unrecognized compensation cost related to RSUs.

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

3.           Warrants

As of September 30, 2014, the Company had no outstanding warrants to purchase common or preferred stock.

4.           Public Offerings of Common Stock

On September 25, 2013, our registration statement on Form S-1 for our initial public offering was declared effective by the Securities and Exchange Commission. The offering commenced on September 26, and the Company sold 3.6 million shares of its common stock in its initial public offering at a price of $10.00 per share, providing proceeds of $31.5 million, net of expenses and underwriting discounts and commissions. The Company’s initial public offering closed on October 1, 2013.

On March 19, 2014, the Company sold 2.0 million shares of its common stock in a secondary offering at a price of $24.25 per share, providing proceeds of $45.6 million, net of expenses and underwriting discounts and commissions. The Company’s sale of 1.6 million shares in the secondary offering closed on March 25, 2014 and the Company’s sale of an additional 0.4 million shares as a result of the underwriters’ exercise of their option to purchase additional shares closed on March 28, 2014.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of the Company’s product manufacturing plants. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$7,826	$3,742	$19,950	$8,364
Taiwan	23,795	7,576	58,684	22,615
China	4,928	9,448	15,424	23,701
	$36,549	$20,766	$94,058	$54,680

	As of the period ended
	September 30,	December 31,
	2014	2013
Long-lived assets:
United States	$14,502	$9,415
Taiwan	24,843	7,192
China	16,682	16,337
	$56,027	$32,944

Note 13. Subsequent Events

On October 3, 2014, the Company paid down $14.0 million of borrowings of its US bank line of credit facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have three manufacturing sites: Sugar Land, Texas; Ningbo, China; and Taipei, Taiwan. Our research and development functions are partnered with our manufacturing locations. In our U.S. facility, we manufacture our laser chips, sub-assemblies and components. We manufacture our laser chips only within our U.S. facility, where our laser R&D team is located. In our Taiwan location, we manufacture transceivers for the FTTH and internet data center markets, which incorporate our own laser chips and components made in the U.S. In our China facility, we take advantage of lower labor costs and manufacture most of our CATV equipment systems, such as headend transmitters and outdoor nodes. Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2008.

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

We have grown our revenue at a 33.1% CAGR between 2009 and 2013, including 23.7% growth year-over-year from 2012 to 2013. Our revenue growth in 2013 was driven primarily by increasing revenue from our internet data center customers. Growth in the first nine months of 2014 has been driven primarily by increasing revenue from our internet data center and FTTH customers.

Our principal executive offices are located at 13115 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.8%	69.6%	66.0%	70.1%
Gross profit	33.2%	30.4%	34.0%	29.9%
Operating expenses
Research and development	11.5%	10.6%	12.5%	11.2%
Sales and marketing	4.4%	5.0%	4.7%	5.5%
General and administrative	12.2%	11.7%	12.7%	13.3%
Total operating expenses	28.1%	27.4%	29.9%	29.9%
Income (loss) from operations	5.1%	3.1%	4.1%	0.0%
Other income (expense)
Interest income	0.3%	0.1%	0.3%	0.1%
Interest expense	-0.2%	-1.6%	-0.3%	-1.7%
Other expense, net	-0.7%	0.3%	-0.1%	0.0%
Total other expense	-0.6%	-1.2%	-0.1%	-1.6%
Income (loss) before income taxes	4.5%	1.9%	4.0%	-1.6%
Income taxes	-0.2%	0.0%	-0.2%	0.0%
Net income (loss)	4.3%	1.9%	3.8%	-1.6%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the CATV, FTTH and internet data center markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. We also anticipate that our revenue derived from the internet data center market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
CATV	33.5%	70.1%	34.7%	61.0%
Data Center	54.9%	15.5%	52.7%	24.6%
FTTH	7.2%	4.7%	8.4%	5.1%
Other	4.5%	9.7%	4.2%	9.3%
	100.0%	100.0%	100.0%	100.0%

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
CATV	$12,245	$14,559	$(2,314)	(15.9%)	$32,639	$33,332	$(693)	(2.1%)
Data Center	20,056	3,216	16,840	523.6%	49,530	13,476	36,054	267.5%
FTTH	2,616	982	1,634	166.4%	7,928	2,774	5,154	185.8%
Other	1,632	2,009	(377)	(18.8%)	3,961	5,098	(1,137)	(22.3%)
Total Revenue	$36,549	$20,766	$15,783	76.0%	$94,058	$54,680	$39,378	72.0%

Revenues in the internet data center market were driven primarily by increasing demand for our 10 gigabits per second and 40 gigabits per second transceivers as our customers continued to upgrade their technology infrastructure. Revenues in the FTTH and other markets were driven primarily by increasing demand for our WDM-PON products to existing customers in the FTTH market. The decrease in revenues in the CATV market for the year was a result of market wide weakness in 2013, particularly in China, as well as delays in orders as a consequence of mergers among several of our CATV customers.

For the three and nine months ended September 30, 2014, our top ten customers represented 88.7% and 86.9% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended September 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$24,403	66.8%	$14,445	69.6%	$9,958	68.9%
Gross margin		33.2%		30.4%

	Nine months ended September 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$62,071	66.0%	$38,327	70.1%	$23,744	62.0%
Gross margin		34.0%		29.9%

Cost of goods sold increased by $10.0 million, or 68.9%, from the three months ended September 30, 2014 to the three months ended September 30, 2013, primarily due to a $16 million or 76.0% increase in sales over the prior year.

Cost of goods sold increased by $23.7 million, or 62.0%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2013, primarily due to a $39.4 million or 72.0% increase in sales over the prior year.

Within our markets, we sell similar products in different geographic regions at different prices, and therefore realize different gross margins among these similar products. The increase in gross margin from 30.4% to 33.2% for the three months ended September 30, 2014 and 29.9% to 34.0% for the nine months ended September 30, 2014, was the result of sales of higher margin data center and CATV products.

Operating expenses

	Three months ended September 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$4,194	11.5%	$2,210	10.6%	$1,984	89.8%
Sales and marketing	1,622	4.4%	1,034	5.0%	588	56.9%
General and administrative	4,458	12.2%	2,436	11.7%	2,022	83.0%
Total operating expenses	$10,274	28.1%	$5,680	27.4%	$4,594	80.9%

	Nine months ended September 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$11,749	12.5%	$6,112	11.2%	$5,637	92.2%
Sales and marketing	4,452	4.7%	2,994	5.5%	1,458	48.7%
General and administrative	11,964	12.7%	7,257	13.3%	4,707	64.9%
Total operating expenses	$28,165	29.9%	$16,363	29.9%	$11,802	72.1%

Research and development expense

Research and development expense increased by $2.0 million, or 89.8%, from the three months ended September 30, 2013 compared to the three months ended September 30, 2014. Research and development expense increased by $5.6 million, or 92.2%, from the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014. This was primarily due to increases in personnel costs, rent and utilities, R&D work orders and project costs related to FTTH WDM-PON products, 40 G and 100G data center products and other new product development, and increase in depreciation expense resulting from additional R&D equipment investments.

Sales and marketing expense

Sales and marketing expense increased by $0.6 million, or 56.9%, from the three months ended September 30, 2013 compared to the three months ended September 30, 2014. Sales and marketing expense increased by $1.5 million, or 48.7%, from the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014. This was due to an increase in personnel costs from additional sales and marketing staff to better serve our customers, expenses for a new sales incentive program and an increase in sales commissions directly related to our revenue growth.

General and administrative expense

General and administrative expense increased by $2.0 million, or 83.0%, from the three months ended September 30, 2013 compared to the three months ended September 30, 2014. General and administrative expense increased by $4.7 million, or 64.9%, from the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014. This was primarily due to an increase in share-based compensation expense and various expenses incurred due to becoming a public company as well as non-recurring expenses related to the relocation of our Taiwan plant and CFO separation costs.

Other income (expense), net

	Three months ended September 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Interest income	$95	0.3%	$15	0.1%	$80	533.3%
Interest expense	(55)	(0.2%)	(323)	(1.6%)	268	(83.0%)
Other income (expense), net	(258)	(0.7%)	58	0.3%	(316)	(544.8%)
Total Other income (expense), net	$(218)	(0.6%)	$(250)	(1.2%)	$32	(12.8%)

	Nine months ended September 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Interest income	$280	0.3%	$50	0.1%	$230	460.0%
Interest expense	(277)	(0.3%)	(925)	(1.7%)	648	(70.1%)
Other income (expense), net	(57)	(0.1%)	–	0.0%	(57)
Total Other income (expense), net	$(54)	(0.1%)	$(875)	(1.6%)	$821	(93.8%)

Interest income increased over the same prior year periods due to higher cash and investment balances.

Interest expense decreased overall for the periods due to the benefit of lower interest rates as well as lower loan balances.

Other income (expense), net increased by $0.3 million from the three months ended September 30, 2013 compared to the three months ended September 30, 2014 due to unrealized foreign exchange loss resulting from the depreciation of Asia currencies against the U.S. dollar compared to the same prior year period.

Other income (expense), net increased by $0.1 million from the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014. Other net expense increased due to unrealized foreign exchange losses recognized resulting from the depreciation of the Asia currencies against the U.S. dollar compared to unrealized foreign exchange losses in the same prior year period. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We received less subsidy in 2014 compared to 2013.

Provision for income taxes

	Three months ended September 30,
	2014	2013	Change
	(in thousands, except percentages)
Provision for income taxes	$(77)	$–	(77)	100.0%

	Nine months ended September 30,
	2014	2013	Change
	(in thousands, except percentages)
Provision for income taxes	$(187)	$–	(187)	100.0%

Our income tax expense for the three and nine month ended September 30, 2014 consists of U.S. alternative minimum tax recorded during the periods. Due to historic losses in the U.S., our net deferred tax assets are fully offset by a deferred tax valuation allowance.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. On October 1, 2013, we completed our initial public offering, in which we issued and sold 3.6 million shares of our common stock at a public offering price of $10.00 per share, providing proceeds of $31.5 million, net of underwriting discounts and commissions and offering expenses. On March 25, 2014, we completed a secondary offering, in which we issued and sold 1.6 million shares of our common stock at an offering price of $24.25 per share, and on March 28, 2014, we sold an additional 0.4 million shares as a result of the underwriters’ exercise of their option to purchase additional shares, providing proceeds of $45.6 million, net of underwriting discounts and commissions and offering expenses. As of September 30, 2014, our cash, cash equivalents, restricted cash and short-term investments totaled $45.8 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$665	$(2,454)
Net cash used in investing activities	(29,052)	(4,817)
Net cash provided by financing activities	43,155	3,695
Effect of exchange rates on cash and cash equivalents	260	178
Net increase (decrease) in cash and cash equivalents	$15,028	$(3,398)

Operating activities

For the nine months ended September 30, 2014, net cash provided by operating activities was $0.7 million. During the nine months ended September 30, 2014, we recorded net income of $3.6 million. The net income incorporated non-cash charges, including depreciation and amortization of $4.3 million, share-based compensation expenses of $1.5 million and non-cash increases to our inventory reserve account of $1.1 million. Cash provided by operating activities primarily related to an increase in accounts receivable from the sale of our products and an increase in inventory related to sales orders, offset by cash provided by an increase in accounts payable to our vendors and an increase in accrued liabilities.

For the nine months ended September 30, 2013, net cash used in operating activities was $2.5 million. During the nine months ended September 30, 2013, we recognized a net loss of $0.9 million. The net loss incorporated non-cash charges, including depreciation and amortization of $2.4 million, share-based compensation expenses of $0.4 million and non-cash increases to our inventory reserve account of $0.6 million. Cash used in operating activities primarily related to an increase in accounts receivable from the sale of our products, an increase in inventory related to sales orders, offset by cash provided by an increase in accounts payable to our vendors and the decrease in notes receivable from our customers.

Investing activities

For the nine months ended September 30, 2014, net cash used in investing activities was $29.1 million for the purchase of additional machinery and equipment, for investment in leasehold improvements for our Taiwan plant expansion and the payment for intellectual property licenses to support new product development efforts and manufacturing activities as well as an increase in deferred charges.

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

For the nine months ended September 30, 2014, our financing activities provided $43.2 million in cash. We received $45.6 million in net proceeds from a secondary offering of common stock. We received $0.3 million from the exercise of stock options. These increases were offset by the repayment of $2.8 million in net borrowings associated with our bank loans.

For the nine months ended September 30, 2013, our financing activities provided $3.7 million in cash. We received $4.9 million in net borrowings associated with our bank acceptance payable and increased our restricted cash by $0.5 million, related to the compensating balances required for bank acceptance notes in China. Cash used was offset by $0.6 million received from the exercise of stock options and warrants.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank in the U.S., several lines of credit arrangements for our China subsidiary and lines of credit and financing agreements for our Taiwan location.

As of September 30, 2014, our loan and security agreement in the U.S. included a $15.0 million revolving line of credit which matures on July 15, 2017. Also included with the same bank is a term loan of up to $5.0 million with monthly payments of principal and interest that matures on July 1, 2019. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75%. In addition to these loans described above, we also have a term loan of up to $3.1 million with monthly payments of principal and interest that matures on November 15, 2014. The interest rate on this term loan is the prime rate plus 0.75% or a floor rate of 4%. As of September 30, 2014, we had $14.0 million outstanding under the revolving line of credit and no outstanding balances under the term loans.

Our loan and security agreement requires us to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. The agreement also restricts the percentage of deposit with other banks. As of September 30, 2014, we were in compliance with all covenants contained in this agreement.

As of September 30, 2014, our China subsidiary had two lines of credit facility with a China bank totaling $15.3 million, one line is U.S. currency based and the other is RMB currency based. As of September 30, 2014, we had a U.S. currency based loan of $1.3 million outstanding under various notes with three-month terms, maturing from October 2014 to December 2014. There were no outstanding balances under the RMB currency based credit facility as of September 30, 2014.

Our Taiwan location had an outstanding note payable with a financing company that matures on July 31, 2015.

In December 2013, our Taiwan location entered into two separate one year revolving credit facility agreements with Taiwan banks, for a total of $8.0 million. Borrowings under these credit facilities will be used for general corporate purposes. Our obligations under the credit facilities are secured by our $8.0 million cash deposit in a one-year CD with such banks. The two revolving lines of credit bear interest at a rate (which adjusts quarterly) equal to the Taiwan Time Deposit Interest Rate Index plus 0.41%, currently 1.78%, and at a base rate equal to TAIBOR plus 1%, currently 1.75%. As of September 30, 2014, $7.4 million was outstanding under these credit facilities.

A customary business practice in China is for customers to exchange accounts receivable with notes receivable issued by their bank. From time to time we accept notes receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within nine months, and such notes receivable may be redeemed with the issuing bank prior to maturity at a discount. Historically, we have collected on the notes receivable in full at the time of maturity.

Frequently, we also direct our banking partners to issue bank acceptance notes payable to our suppliers in China in exchange for accounts payable. Our China subsidiary’s banks issue the notes to vendors and issue payment to vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within nine months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our China subsidiary. These balances are classified as restricted cash on our consolidated balance sheets. As of September 30, 2014, our restricted cash totaled $0.8 million, and our outstanding bank acceptance notes payable was $2.1 million.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2014 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank acceptance payable and long-term debt(1)	$25,507	$11,507	$14,000
Operating leases(2)	15,354	921	1,806	1,803	10,824

Total commitments	$40,861	$12,428	$15,806	$1,803	$10,824

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, term loans and bank acceptance notes. The amount presented in the table represents the principal portion of the obligations.
(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

Off-Balance Sheet Arrangements

For the three months ended September 30, 2014, we did not, and we do not currently, have any off-balance sheet arrangements.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of September 30, 2014, our U.S. debt bears a variable rate of interest that is based on LIBOR. The debt subject to variable rates is subject to fluctuation in the LIBOR. As of September 30, 2014, the interest on our China debt varied based on when each term loan is drawn. Once drawn the interest remains fixed for the term of that draw. As of September 30, 2014, we had not hedged our interest rate risk.

With respect to our interest expense for the nine months ended September 30, 2014, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.2 million in our interest expense for such period.

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

During the nine months ended September 30, 2014, 4.3% of our revenue was denominated in RMB and no revenue was denominated in NT dollars. In the nine months ended September 30, 2014, 15.8% of our operating expenses were denominated in RMB and 29.8% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates for RMB and NT dollars for U.S. dollars were 1% higher during the nine months ended September 30, 2014, our operating expenses would have been higher by $0.1 million.

As of September 30, 2014, we held the U.S. dollar equivalent of approximately $11.2 million in RMB and $1.2 million in NT dollars, including cash and cash equivalents. With respect to our cash and cash equivalents as of September 30, 2014, a 1.0% change in the exchange rates between the RMB and the U.S. dollar or the NT dollar and the U.S. dollar would result in an immaterial change in our total cash and cash equivalents.

During the nine months ended September 30, 2014 and 2013, we recognized a $0.2 million foreign currency transaction loss and an immaterial loss, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Part II. Other Information

Item 1.     Legal Proceedings

As of September 30, 2014, we were not involved in any material pending legal proceedings.

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

We generate much of our revenue from a limited number of customers. In 2011, 2012 and 2013 and the nine months ended September 30, 2014, our top ten customers represented 76.6%, 77.6% 76.9% and 86.9% of our revenue, respectively. In 2013, Cisco Systems, Inc. represented 21.8% of our revenue, Amazon represented 18.2% of our revenue and Biogenomics Corp., a distributor, represented 8.7% of our total revenue. For the nine months ended September 30, 2014, a data center customer represented 49.5% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

In addition, due to rapid technological changes in our markets, a customer may cancel or modify a design project before we have qualified our product or begun volume manufacturing of a qualified product. It is unlikely that we would be able to recover the expenses for cancelled or unutilized custom design projects. Some of these unrecoverable expenses for cancelled or unutilized custom design projects may be significant. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects, but any such delay, cancellation or modification would have a negative effect on our results of operations.

Our ability to successfully qualify and scale capacity for new technologies and products is important to our ability to grow our business and market presence, and we may invest a significant amount to scale our capacity to meet potential demand from customers for our new technologies and products. If we are unable to qualify and sell any of our new products in volume, on time, or at all, our results of operations may be adversely affected.

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

Historically, we have generated much of our revenue from the CATV market. In 2011, 2012, 2013 and the nine months ended September 30, 2014, the CATV market represented 81.4%, 78.6%, 60.4% and 34.7% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecommunications, wireless or satellite, will gain the most widespread acceptance. CATV network operators may reduce or forego equipment purchases in anticipation of the availability of next generation DOCSIS 3.1 solutions that are expected to be available soon, which may adversely affect our sales. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition or results of operations will be adversely affected. In February 2014, Time Warner and Comcast, the two largest CATV providers in the U.S., announced that they agreed to merge. We are unable to predict what impact this transaction, if completed, would have on the CATV market or on our business. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecommunication service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

We have limited operating history in the FTTH and internet data center markets, and our business could be harmed if these markets do not develop as we expect.

For the nine months ended September 30, 2014, we generated 52.7% and 8.4% of our revenue from the data center and FTTH markets, respectively. We have only recently begun offering products to the FTTH market. Our business in these markets is dependent on the deployment of our optical components, modules and subassemblies. In the FTTH market, we are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 gigabit per second service to the home. In the internet data center market, we are relying on the emergence of new internet data center providers and their adoption of open internet data center architectures that use a mix of systems and components from a variety of vendors, including non-traditional equipment vendors. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins, and internet data centers may elect to use larger vendors that require internet data center operators to purchase the optical modules for their systems from such larger vendors. Also, internet data centers may not expand as much or as quickly as expected and any slowdown in expansion could adversely impact our business and growth prospects. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition or results of operations will be adversely affected.

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

We have a history of losses and we may incur additional losses in future periods. In the years ended December 31, 2011, 2012 and 2013, we experienced net losses of $5.3 million, $0.9 million and $1.4 million, respectively. As of December 31, 2013 and September 30, 2014, our accumulated deficit was $83.3 million and $81.2 million, respectively. These losses were due to expenditures made to expand our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to expand and maintain our manufacturing facilities and research and development operations. We expect to continue to make significant expenditures related to our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to maintain and expand our manufacturing facilities and research and development operations. In addition, we have incurred significant additional time demands and legal, accounting and other expenses since we became a public company in September 2013. Our management and other personnel devote a substantial amount of time to complying with the applicable rules and requirements of being a public company.

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

The continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel is essential to our success. For example, our ability to achieve new design wins depends upon the experience and expertise of our engineers. Any of our key employees, including our Chief Executive Officer, Chief Financial Officer, Chief Strategy Officer, Senior Vice President of Network Equipment Module Business Unit, Senior Vice President of Optical Module Division and Asia General Manager, may resign at any time. We do not have key person life insurance policies covering any of our employees. To implement our business plan, we also intend to hire additional employees, particularly in the areas of engineering, manufacturing and sales. Our ability to continue to attract and retain highly skilled employees is a critical factor in our success. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to satisfy our current or future needs. Our ability to develop, manufacture and sell our products, and thus our financial condition and results of operations, would be adversely affected if we are unable to retain existing personnel or hire additional qualified personnel.

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

We depend upon outside contract manufacturers for a portion of the manufacturing process for some of our products.

Almost all of our products are manufactured internally. However we also rely upon manufacturers in China, Taiwan and other Asia locations to provide back-end manufacturing and produce the finished portion of a few of our products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If the contract manufacturer for one of our product were unable or unwilling to manufacture such produce in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn, would reduce our revenue, harm our relationships with the customer of these products and cause us to forego potential revenue opportunities.

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

We have lending arrangements with several financial institutions, including loan agreements with East West Bank in the U.S., and our Taiwan location and China subsidiary have several lines of credit arrangements. Our loan agreements governing our long-term debt obligations in the U.S. contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, pay dividends, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our U.S. loan agreements with East West Bank are secured by substantially all of our U.S. assets. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition.

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause a breach of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer, and employee personal data. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.

Our future results of operations may be subject to volatility as a result of exposure to fluctuations in currency exchange rates.

We have significant foreign currency exposure, and are affected by fluctuations among the U.S. dollar, the Chinese renminbi, or RMB, and the New Taiwan dollar, or NT dollar, because a substantial portion of our business is conducted in China and Taiwan. Our sales, raw materials, components and capital expenditures are denominated in U.S. dollars, RMB and NT dollars in varying amounts.

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

We are exposed to risks and increased expenses and business risk as a result of Restriction on Hazardous Substances, or RoHS directives.

Following the lead of the European Union, or EU, various governmental agencies have either already put into place or are planning to introduce regulations that regulate the permissible levels of hazardous substances in produces sold in various regions of the world. For example, the RoHS directive for EU took effect on July 1, 2006. The labeling provisions of similar legislation in China went into effect on March 1, 2007. Consequently, many suppliers of products sold into the EU have required their suppliers to be compliant with the new directive. Many of our customers have adopted this approach and have required our full compliance. Though we have devoted a significant amount of resources and effort in planning and executing our RoHS program, it is possible that some of our products might be incompatible with such regulations. In such events, we could experience the following consequences: loss of revenue, damages reputation, diversion of resources, monetary penalties, and legal action.

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

As of November 3, 2014, we had 14,816,055 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.

In addition, we have registered 2,600,000 shares of our common stock that we have issued or may issue under our equity plans (1,459,275 shares of which were issued and outstanding as of September 30, 2014). These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we will have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

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

With the net proceeds of our initial public offering and our follow-on public offering, we invested $29.6 million for the purchase of machinery and equipment and intangible assets and $18.3 million for inventory to support our new product development efforts and repaid $17.8 million of outstanding debt.

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

APPLIED OPTOELECTRONICS, INC.
Date: November 12, 2014	By:	/s/ Stefan J. Murry Stefan J. Murry, Chief Financial Officer (principal financial officer and principal accounting officer)

41

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.1*	Business Loan Agreement, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2014).
10.2*	Commercial Security Agreement, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2014).

10.3

Promissory Note, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2014).

10.4**	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of September 30, 2014)

10.5**	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of September 30, 2014).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

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

