Form 10-K
period 2014-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2015-03-05
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2014, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $332.7 million based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 30, 2014 of $23.20 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of other purposes.

As of March 2, 2015, the Registrant had 14,887,794 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2014.

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

BUSINESS

Overview

We are a leading, vertically integrated provider of fiber-optic networking products, primarily for three networking end-markets: internet data center, cable television, or CATV, and fiber-to-the-home, or FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within all three of our target markets, which increasingly demand faster connectivity and innovation.

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

The internet data center market is our largest and fastest growing market. Our customers in this market are generally large internet-based (“Web 2.0”) data center operators, to whom we supply optical transceivers that plug into switches and servers within the data center and allow these network devices to send and receive data over fiber optic cables. The majority of the data center optical transceivers that we sell utilize our own lasers and subassemblies (we refer to the transceivers subassemblies as “light engines”), and we believe that our in-house technology and manufacturing capability for these lasers and subassemblies gives us an advantage over many of our competitors who often lack either development or manufacturing capabilities for these advanced optical modules.

The CATV market is our most established market, for which we supply a broad array of products including lasers, transmitters and turn-key equipment. Sales of headend, node and distribution equipment have contributed significantly to our revenue in recent years as a result of our ability to meet the needs of CATV equipment vendors who have continued to outsource both the design and manufacturing of this equipment. While equipment vendors have relied upon third parties to assemble portions of their products, within the past five years certain of our customers have accelerated the outsourcing of both the design and manufacturing of both headend equipment and node equipment to third parties. The shift is due in part to the sophisticated engineering expertise needed to perform this work. We believe that our extensive high-speed optical, mixed-signal semiconductor and mechanical engineering capabilities position us well to benefit from these industry dynamics.

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

In 2014, our revenue was $130.4 million and our gross margin was 33.9%. We have grown our annual revenue at a CAGR of 31.7% between 2009 and 2014. In the years ended December 31, 2013 and 2012, we incurred losses of $1.4 million, and $0.9 million, respectively. In the year ended December 31, 2014, we had a net income of $4.3 million, and our accumulated deficit at December 31, 2013 and December 31, 2014 was $83.3 million and $79.0 million, respectively. In 2014, we earned 49.4% of our total revenue from the internet data center market, and 36.3% of our total revenue from the CATV market. In 2014, our key customers in the CATV market included Cisco Systems and Biogenomics Corp., a distributor. In 2014, 2013 and 2012, Cisco Systems accounted for 8.9%, 21.8%, and 33.2%, respectively, of our revenue and Biogenomics Corp. accounted for 6.2%, 8.7% and 11.2%, respectively, of our revenue. In 2014, our key customers in the data center market included Amazon and Microsoft. In 2014, 2013, and 2012, Amazon accounted for 45.8%, 18.2%, and 5.8% of our revenue, respectively, and Microsoft accounted for 3.6%, 6.1%, and 2.6% of our revenue, respectively.

Industry Background

Our three target markets of internet data centers, CATV and FTTH share a common trend of a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support it.

The prevailing themes in our target markets include:

•	Trends in the Internet Data Center Market. To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and accelerating data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds up to 1 gigabit, to optical fiber as a transport medium, typically providing speeds from 10 gigabit to 40 gigabit. In recent years, a number of leading Internet companies have begun to adopt more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and as a consequence, these companies are more willing to work with non-traditional equipment vendors, which creates an open and growing opportunity for optical device vendors. Moreover, transmission speeds have continued to increase among the companies who have previously transitioned from copper-based to fiber-based infrastructure, resulting in opportunities for optical device vendors to supply new optical transceivers capable of operating at these higher data rates.

•

Trends in the CATV Market. In recent years, CATV service providers have invested extensively to support high speed, two-way communications and we expect that they will continue to do so. In North America, in particular, CATV service providers have expressed interest in emerging new technologies like DOCSIS 3.1, which will enable them to offer higher speed connections to their customers.

While equipment vendors have historically relied upon third parties only to assemble portions of their products, within the past five years, certain of our customers have accelerated the outsourcing of both the design and manufacturing of both headend equipment and node equipment to third parties. The shift is due in part to the sophisticated engineering expertise needed to perform this work, along with the proliferation of new equipment designs needed to support DOCSIS 3.1.

•	Trends in the FTTH Market. The FTTH market generally refers to the Passive Optical Networks, or PONs, that telecommunications service providers are deploying. The most commonly deployed PON technology is Gigabit PON, or GPON, which delivers up to 2.5 gigabits per second (Gbps) of data, but due to the splitting of the bandwidth among multiple users, the actual bandwidth delivered to an individual subscriber is far less than 2.5 Gbps. One approach that does support true 1 Gbps service to the home is wavelength division multiplexing PON, or WDM-PON, a technology that enables the transmission of multiple wavelengths of data over a single fiber-optic strand.

We experience certain challenges within our target markets, including continuous pressure to innovate and deliver highly integrated products that perform reliably in harsh, demanding environments and to produce high-quality devices in large volumes.

Our Solutions

By addressing the challenges in our target markets, we provide the following benefits to our customers:

•	Enable customers to deliver innovative products. We leverage our deep expertise in high-speed optical, mixed-signal semiconductor and mechanical engineering, and our proprietary MBE laser fabrication process to deliver technologically advanced products to our customers.

•	Enhance efficiency and cost effectiveness of our customers’ supply chain. We design and sell products at the level of integration desired by a customer, from components to turn-key equipment, providing our customers a dependable, cost-effective and simplified supply chain.

•	Deliver high quality, reliable products in high volume. As a vertically integrated supplier, we are able to monitor and maintain quality control throughout the production process, using our internally produced components where possible for our final products. With manufacturing facilities in the U.S., Taiwan and China, we can support high volume production and timely delivery for our customers around the world.

•	Provide sophisticated design solutions to our customers. We believe our in-house expertise in both analog and digital optical engineering enables us to design comprehensive solutions that meet many of the different network architectures and protocols used by our customers.

Our Strengths

Our key competitive strengths include the following:

•	Proprietary technological expertise and track record of innovation. We continue to develop innovative products by leveraging our technological expertise, including our proprietary MBE laser fabrication process.

•	Proven system design capabilities. We have deep expertise and proven design capabilities in high-speed optical, mixed-signal semiconductor and mechanical engineering, which we believe position us to take advantage of the continuing shift to outsourced design and manufacturing among CATV equipment vendors.

•	Highly customized products. Most of our products have some level of customization, making it more difficult for our customers to switch rapidly to another supplier. We believe this element of customization contributes to longer product lifecycles and more stable product pricing.

•	Industry-leading position in the CATV market. We have continued to be awarded new design and manufacturing opportunities for CATV components and equipment. We serve a majority of the largest CATV equipment manufacturers in the world and our knowledge of both their requirements and the needs of their customers (the CATV network operators) allows us to access these new opportunities.

•	Vertically integrated, geographically distributed manufacturing model. Our vertically integrated design and manufacturing process encompasses various steps from laser design and fabrication to complete optical system design and assembly. Furthermore, we have geographically distributed our manufacturing by strategically locating our operations in the U.S., China and Taiwan to reduce development time and production costs, to better support our customers and to help protect our intellectual property.

Our Strategy

We seek to be the leading global provider of optical components, modules and equipment for each of our three target markets, CATV, FTTH and internet data centers. Our strategy includes the following key elements:

•	Continue to penetrate the internet data center market. In the internet data center, we primarily target internet data center operators who have adopted an open system architecture—one in which the optical connectivity solutions can be provided by a different vendor than the vendor which provides their servers and switches.

•	Extend our leadership in CATV networking. We intend to maintain our position as the leading producer of optical components used in CATV networks, and to capture an increasing share of the CATV equipment market as the major equipment vendors continue to outsource the design and manufacturing of such products.

•	Continue to penetrate the FTTH market. We believe our WDM-PON technology is a cost-effective solution for delivering 1 Gbps bandwidth to a home. We intend to capture an increasing share of the FTTH market by delivering optical modules enabling 1 Gbps synchronous service to the home through our customers, who are either internet service providers or manufacturers of networking equipment supplying internet service providers.

•	Continue to invest in our capabilities and infrastructure. We intend to continue to invest in new products, new technology and our production infrastructure and facilities to maintain and strengthen our competitive position.

•	Selectively pursue other opportunities that leverage our existing expertise. Our expertise in designing and manufacturing outdoor equipment for the CATV industry positions us well to pursue applications that are also characterized by having varying and demanding environments, including wireless and wireline telecom infrastructure, industrial robotics, aerospace and defense, and oil and gas exploration.

•	Pursue complementary acquisition and strategic alliance opportunities. We evaluate and selectively pursue acquisition opportunities or strategic alliances that we believe will enhance or complement our current product offerings, augment our technology roadmap, or diversify our revenue base.

Technology

We believe that we have technology leadership in four key areas: semiconductor laser manufacturing, electronic technologies that enhance the performance of our lasers, optical hybrid integration and mixed-signal semiconductor design.

•	Differentiated semiconductor laser manufacturing. We use a MBE fabrication process to make the most critical parts of our lasers, rather than MOCVD, the technique most commonly used in optical chip manufacturing by traditional communications optics vendors. Among the differentiators of MBE relative to MOCVD fabrication are a lower process temperature and the use of solid phase materials rather than gaseous sources to grow wafers and the growth of more highly strained crystals. These factors contribute to longer operating lives of our lasers, improved laser efficiency and threshold current, among other performance attributes that make them well-suited to our target markets. While we believe that these advantages of MBE are important, MBE does have disadvantages including the inability to use certain dopant materials (for example Iron), difficulty in certain types of regrowth, and the necessity to maintain complex ultra-high vacuum equipment. As a result of some of these challenges, production yields, and the performance attributes of laser devices, are highly variable and optimizing these characteristics requires numerous enhancements and modifications to standard MBE equipment and the MBE process. To our knowledge, we are unique in using an MBE process to produce communications lasers in high volume, and believe it would be difficult, and time-consuming, for other vendors to replicate our production technology.

•	Laser enhancement technology. Certain properties of the semiconductor lasers predominantly used in traditional communications devices, such as chirp and wavelength drift, negatively affect their ability to transmit signals over long fiber distances or prevent them from transmitting signals with acceptable fidelity in certain applications. We have developed laser enhancement circuitry that can correct many of these deficiencies. We believe that our technology will become more essential with wider deployment of higher capacity CATV and FTTH systems, which place more stringent demands on laser performance.

6

•

Optical hybrid-integration technology. Reducing the size, power consumption and complexity of optical devices is essential for achieving the price and performance targets of our customers. Our ability to integrate multiple optical networking functions into a single device and to co-package multiple devices into smaller form factors helps us meet customer requirements, and we believe can also create new opportunities. For instance, the transmission speed between network elements (switches and servers, for example) within the data center has continued to increase. However, the rate at which this data can be converted from electrical signals to optical signals by laser diodes has not increased at the same pace. Therefore, to achieve data rates of 40 Gbps and above, many customers utilize multiple lower data rate lasers co-packaged together into a single optical module. The technology required to cost-effectively and reliably co-package these lasers and the associated electronic control circuitry is complex. Our extensive experience with the processes and the manufacturing technologies required to produce these devices gives us a competitive advantage.

Similarly, in FTTH networks, installing new fiber-optic cable is expensive and difficult, and in some situations prohibitively so for a network service provider. As a consequence, network operators seek to maximize the utilization of their installed fiber plant. In long-haul and metropolitan networks, the number of service providers who deployed WDM technology as fiber utilization rose. Fiber utilization in access networks is rising, but the use of WDM technology in the access segment has been problematic due to the relatively high cost and power consumption of the requisite optical devices. We have developed proprietary miniaturized optical packaging, electronic control circuitry and testing algorithms to create a hybrid WDM-PON solution that addresses these historical impediments that we believe will make WDM-PON a cost-effective alternative for deployment.

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

Patents

As of December 31, 2014, we owned a total of 152 U.S. and foreign issued patents, 66 of which were issued in the U.S. and 86 of which were issued in China and Taiwan. Our issued patents will expire between 2019 and 2029.

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

Research and Development

To maintain our growth and competitiveness, we engage in an active research and development program to develop new products and enhance existing products. As a result of these efforts, we anticipate releasing various new or enhanced products over the next several years. Our research and development expenses were approximately $16.0 million, $8.5 million, and $7.6 million for the years 2014, 2013 and 2012, respectively.

As of December 31, 2014, we had a total of 196 employees working in the R&D department, including 17 with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Manufacturing and Operations

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are partnered with our manufacturing locations. In our U.S. facility, we manufacture laser chips (utilizing our MBE process), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our U.S. facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our U.S. facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, FTTH, and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2008.

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

Customers

Our customers are primarily internet data center operators, CATV and telecommunications equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2014, 2013, and 2012 we obtained 92.6%, 88.4% and 85.4% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In 2014, our products were used by the three largest CATV OEMs, consisting of Cisco Systems, Inc., Arris Group Inc. (which acquired the Motorola Home Business in 2013) and Aurora Networks, a subsidiary of Pace plc (which acquired Harmonic Inc.’s optical business in 2013 and itself being acquired by Pace plc subsequently). The two customers that contributed most to our revenue in the FTTH market in 2014 were Genexis B.V. and a leading internet service provider. In 2014, our key customers in the internet data center market included Amazon and Microsoft. In 2014, revenue from the internet data center market, CATV market, FTTH market and other markets provided 49.4%, 36.9% and 10.4%, and 3.8% of our revenue, respectively, compared to 24.7%, 60.4%, 5.6%, and 9.3%, respectively, in 2013.

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

Employees

As of December 31, 2014, we employed 1,447 full-time employees, of which 31 held Ph.D. degrees in a science or engineering field. Of our employees, 234 are located in the U.S., 649 are located in Taiwan, and 564 are located in China. None of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage and believe that we have satisfactory relations with our employees.

Environmental Matters

Our research and development and manufacturing operations and our products are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations, including those governing discharges of pollutants to air and water, the use, storage, handling and disposal of hazardous materials, employee health and safety, and the hazardous material content in our products. Our environmental management systems in our facilities in Ningbo, China and Taipei, Taiwan are both certified to meet the requirements of ISO14001:2004. However, there can be no assurance that violations of applicable laws at any of our facilities will not occur in the future as a result of human error, accident, equipment failure or other causes. We use, store and dispose of hazardous materials in our manufacturing operations and hazardous materials are present in our products. We incur costs to comply with environmental, health and safety requirements, and any failure to comply, or the identification of contamination for which we are found liable, could cause us to incur substantial costs, including cleanup costs, monetary fines, or civil or criminal penalties, and subject us to property damage and personal injury claims, and result in the suspension of production, alteration of our manufacturing processes, redesign of our products, or curtailment of sales and adverse publicity. Liability under environmental, health and safety laws can be joint and several and without regard to fault or negligence. For example, pursuant to environmental laws and regulations, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, we may be liable for the full amount of any remediation-related costs at properties we currently own or formerly owned, such as our currently owned Sugar Land, Texas facility, or at properties at which we operated, as well as at properties we will own or operate in the future, and properties to which we have sent hazardous substances, whether or not we caused the contamination.

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

Export Regulations

The Bureau of Industry and Security (BIS) of the U.S. Department of Commerce is responsible for regulating the export of most commercial items that are classified as dual-use goods that may have both commercial and military applications. A limited number of our products are exported by license under the Export Control Classification Number, or ECCN, of 5A991. Export Control Classification requirements are dependent upon an item’s technical characteristics, the destination, the end-use, and the end-user, and other activities of the end-user. Should the ECCN change, then the export of our products to certain countries would be restricted. However, we currently do not export our products to any countries on the restricted list, and therefore a change in the ECCN would not materially impact our business.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the following risks actually occur, we may be unable to conduct our business as currently planned and our financial condition and results of operations could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks and you may lose all or part of your investment.

Risks Inherent in Our Business

We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. In 2014, 2013 and 2012, our top ten customers represented 87.2%, 76.9% and 77.6% of our revenue, respectively. In 2014, Amazon represented 45.8% of our revenue, Cisco Systems, Inc. represented 8.9% of our revenue and a leading internet service provider represented 6.7% of our total revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Historically, we have generated much of our revenue from the CATV market. In 2014, 2013 and 2012, the CATV market represented 36.3%, 60.4% and 78.6% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecommunications, wireless or satellite, will gain the most widespread acceptance. CATV network operators may reduce or forego equipment purchases in anticipation of the availability of next generation DOCSIS 3.1 solutions that are expected to be available soon, which may adversely affect our sales. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition or results of operations will be adversely affected. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecommunication service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

We have limited operating history in the internet data center and FTTH markets, and our business could be harmed if these markets do not develop as we expect.

For 2014, we generated 49.4% and 10.4% of our revenue from the data center and FTTH markets, respectively. We have only recently begun offering products to the FTTH market. Our business in these markets is dependent on the deployment of our optical components, modules and subassemblies. In the internet data center market, we are relying on the emergence of new internet data center providers and their adoption of open internet data center architectures that use a mix of systems and components from a variety of vendors, including non-traditional equipment vendors. In the FTTH market, we are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 gigabit per second service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins, and internet data centers may elect to use larger vendors that require internet data center operators to purchase the optical modules for their systems from such larger vendors. Also, internet data centers may not expand as much or as quickly as expected and any slowdown in expansion could adversely impact our business and growth prospects. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition or results of operations will be adversely affected.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that 1,206 of our employees as of December 31, 2014 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

We have a history of losses and have a substantial accumulated deficit.

We have a history of losses and have a substantial accumulated deficit. In the years ended December 31, 2013 and 2012, we experienced net losses of $1.4 million and $0.9 million, respectively. In 2014, we experienced a profit of $4.3 million. As of December 31, 2014 and 2013, our accumulated deficit was $79.0 million and $83.3 million, respectively. These losses were due to expenditures made to expand our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to expand and maintain our manufacturing facilities and research and development operations. We expect to continue to make significant expenditures related to our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to maintain and expand our manufacturing facilities and research and development operations. In addition, we have incurred significant additional time demands and legal, accounting and other expenses since we became a public company in September 2013. Our management and other personnel devote a substantial amount of time to complying with the applicable rules and requirements of being a public company.

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

Our quarterly revenue and operating results have varied in the past and will likely continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	the timing, size and mix of sales of our products;

•	fluctuations in demand for our products, including the increase, decrease, rescheduling or cancellation of significant customer orders;

•	our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner and that meet customer requirements;

•	new product introductions and enhancements by us or our competitors;

•	the gain or loss of key customers;

•	the rate at which our present and potential customers and end users adopt our technologies;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

•	quality control or yield problems in our manufacturing operations;

•	supply disruption for certain raw materials and components used in our products;

•	capacity constraints of our outside contract manufacturers for a portion of the manufacturing process for some of our products;

•	length and variability of the sales cycles of our products;

•	unanticipated increases in costs or expenses;

•	the loss of key employees;

•	different capital expenditure and budget cycles for our customers, affecting the timing of their spending for our products;

•	political stability in the areas of the world in which we operate;

•	fluctuations in foreign currency exchange rates;

•	changes in accounting rules;

•	the evolving and unpredictable nature of the markets for products incorporating our solutions; and

•	general economic conditions and changes in such conditions specific to our target markets.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2014, 2013 and 2012, 29.5%, 41.0% and 55.7% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan. Our international revenue and operations are subject to a number of material risks, including:

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

We have lending arrangements with several financial institutions, including loan agreements with East West Bank in the U.S., and our Taiwan location and China subsidiary have several lines of credit arrangements. Our loan agreements governing our long-term debt obligations in the U.S. contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt in the U.S., create liens or other encumbrances, change the nature of our business, pay dividends, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our U.S. loan agreements with East West Bank are secured by substantially all of our U.S. assets. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

As of December 31, 2014, we had U.S. accumulated net operating losses, or NOLs, of approximately $56.5 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Based upon an analysis of our equity ownership, we have experienced an ownership change and our NOL is limited in dollar amount. As of December 31, 2014, of the total accumulated NOL, only $31.5 million is available for utilization in future periods to offset federal taxable income. Each year after 2014, an additional $0.3 million is added to the total available NOL, until a maximum of $34.9 million is reached. The amount of NOL available each year may decrease by the amount of NOL utilized and may increase by the amount of any operating losses incurred. Should we experience additional ownership changes, our NOL carry forwards may be further limited.

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

Following the lead of the European Union, or EU, various governmental agencies have either already put into place or are planning to introduce regulations that regulate the permissible levels of hazardous substances in products sold in various regions of the world. For example, the RoHS directive for EU took effect on July 1, 2006. The labeling provisions of similar legislation in China went into effect on March 1, 2007. Consequently, many suppliers of products sold into the EU have required their suppliers to be compliant with the new directive. Many of our customers have adopted this approach and have required our full compliance. Though we have devoted a significant amount of resources and effort in planning and executing our RoHS program, it is possible that some of our products might be incompatible with such regulations. In such events, we could experience the following consequences: loss of revenue, damages reputation, diversion of resources, monetary penalties, and legal action.

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

Compliance with regulations related to conflict minerals could increase costs and affect the manufacturing and sale of our products.

Public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company. We may determine, as part of our compliance efforts, that certain products or components we obtain from our suppliers contain conflict minerals. If we are unable to conclude that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on our business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

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

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our China subsidiary enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including FIEs, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our China subsidiary may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for state-encouraged new high technology enterprises. The preferential rate applies to calendar years 2014, 2013 and 2012. We applied for an additional three years of preferential status with the Chinese government in 2014 and received approval as a high-technology enterprise through September 2017. Any future increase in the enterprise income tax rate applicable to us or the expiration or other limitation of preferential tax rates available to us could increase our tax liabilities and reduce our net income.

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

We currently do not plan to declare or pay dividends on shares of our common stock in the foreseeable future. In addition, the terms of our loan and security agreement with East West Bank restrict our ability to pay dividends. Consequently, your only opportunity to achieve a return on any shares of our common stock that you may acquire will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock in the market will ever exceed the price that you pay.

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

Location	Owned or Lease Expiration Date	Approximate Square Footage	Use
Sugar Land, Texas	Owned (1)	23,850	Administration, sales, manufacturing, research and development
Sugar Land, Texas	May 31, 2015	7,066	Research and development
Ningbo, China	Owned (2)	458,849	Administration, sales, manufacturing, research and development
Taipei, Taiwan	March 31, 2015 (3)	55,269	Administration, sales, manufacturing, research and development
Taipei, Taiwan	May 31, 2029 (4)	268,797	Administration, sales, manufacturing, research and development

____________

(1)	The property is subject to a mortgage in favor of East West Bank, securing our short-term debt obligations.

(2)	Our China subsidiary acquired the land use rights to the real property on which our new facility is located from the Chinese government. The land use rights expire on October 7, 2054. Our China subsidiary owns the facility located on the property.

(3)	Leases covering four floors expire on March 31, 2015.

(4)	Our Taiwan subsidiary relocated its entire operation to this new facility in November 2014. Lease covering the new facility commenced on June 1, 2014 and expires on May 31, 2029.

On January 26, 2015, we began construction on a new facility to expand our laser fabrication facilities and office space in Sugar Land, Texas.

Item 3.	Legal Proceedings

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

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of March 2, 2015 there were 102 holders of record of our common stock (not including beneficial holders of our common stock holder in street name). The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	Low	High
Fiscal Year 2013:
Third Quarter	$9.37	$10.44
Fourth Quarter	$9.07	$16.61

Fiscal Year 2014:
First Quarter	$11.19	$28.01
Second Quarter	$15.52	$24.58
Third Quarter	$15.61	$24.10
Fourth Quarter	$9.26	$16.66

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on September 26, 2013 (the first trading day of our common stock) in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically state that such graph and related information are incorporated by reference into such filing.

PERCENT CHANGE
Date	AAOI	NASDAQ Telecom	NASDAQ Composite
9/26/2013	100.00%	100.00%	100.00%
9/30/2013	100.40%	99.42%	99.58%
12/31/2013	150.70%	102.48%	110.28%
3/31/2014	247.69%	102.84%	110.87%
6/30/2014	232.93%	107.30%	116.39%
9/30/2014	161.65%	106.44%	118.64%
12/31/2014	112.65%	111.61%	125.05%

For equity compensation plan information refer to Item 12 of this Annual Report on Form 10-K.

On September 25, 2013, our registration statement on Form S-1 (File No. 333-190591) for our initial public offering was declared effective by the Securities and Exchange Commission. The offering commenced on September 26, 2013. We sold 3,600,000 shares of our common stock at a price to the public of $10.00 per share and the transaction was completed on October 1, 2013. Raymond James & Associates, Inc. and Piper Jaffray & Co. were the managing underwriters. We received net proceeds of $31.4 million after deducting underwriting discounts and commissions of $2.5 million and other offering expenses of approximately $2.0 million.

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

With the net proceeds of our initial public offering and our follow-on public offering, we invested $40.0 million for the purchase of machinery and equipment and intangible assets and $19.3 million for inventory to support our new product development efforts and repaid $17.8 million of outstanding debt.

There have been no material changes in the use of proceeds from our IPO and our follow-on public offering from that described in our registration statements filed with the SEC.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain all available funds and future earnings for use in the operation and expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, terms of financing arrangements, applicable Delaware law, capital requirements and such other factors as our board of directors deems relevant. In addition, the terms of our loan agreements governing our long-term debt obligations restricts us from paying dividends.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes. You should read this summary consolidated financial data together with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements that have previously been filed with the SEC. Our historical results are not necessarily indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of results for the entire year.

	Years ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:	(in thousands, except share and per share data)
Revenue	$130,449	$78,424	$63,421	$47,840	$40,489
Cost of goods sold (1)	86,203	55,396	44,492	34,468	27,539
Gross profit	44,246	23,028	18,929	13,372	12,950
Operating expenses:
Research and development (1)	15,970	8,512	7,603	6,451	5,176
Sales and marketing (1)	6,043	4,191	3,135	2,412	1,993
General and administrative (1)	17,095	10,632	8,012	8,243	8,382
Asset impairment charges	–	–	–	–	492
Total operating expenses	39,108	23,335	18,750	17,106	16,043
Income (loss) from operations	5,138	(307)	179	(3,734)	(3,093)
Interest and other income (expense), net:
Interest income	369	104	26	15	34
Interest expense	(326)	(1,125)	(1,381)	(1,338)	(906)
Other income (expense), net	(699)	(78)	231	(271)	585
Total interest and other income (expense), net	(656)	(1,099)	(1,124)	(1,594)	(287)
Income (loss) before income taxes	4,482	(1,406)	(945)	(5,328)	(3,380)
Provision for income taxes	(199)	–	–	–	–
Net income (loss) attributable to common stockholders	$4,283	$(1,406)	$(945)	$(5,328)	$(3,380)
Net income (loss) per share attributable to common stockholders:
Basic	$0.30	$(0.14)	$(3.56)	$(20.21)	$(13.06)
Diluted	$0.28	$(0.14)	$(3.56)	$(20.21)	$(13.06)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	14,307,477	9,964,955	265,576	263,658	258,901
Diluted	15,186,961	9,964,955	265,576	263,658	258,901

____________

(1)	These expenses include share-based compensation expense. Share-based compensation expense is accounted for at fair value, using the Black-Scholes option-pricing model. Share-based compensation expense is recognized over the vesting period of the stock options and was included in cost of goods sold and operating expenses as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Cost of goods sold	$88	$56	$7
Research and development	115	53	8
Sales and marketing	98	52	9
General and administrative	1,760	908	137
Total share-based compensation expense	$2,061	$1,069	$161

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated balance sheet data:
Total cash, cash equivalents and short-term investments	$40,873	$30,751	$11,226	$2,074	$4,643
Working capital (1)	64,638	38,879	13,669	(1,911)	(2,322)
Total assets	183,670	111,057	65,748	53,723	52,934
Total debt (2)	29,919	28,455	24,584	22,597	23,071
Convertible preferred stock	–	–	105,367	94,373	90,423
Common stock and additional paid-in-capital	192,127	144,036	5,542	5,303	4,723
Total deficit	$(79,040)	$(83,323)	$(81,917)	$(80,972)	$(75,643)

____________

(1)	Working capital is defined as total current assets less total current liabilities.
(2)	Total debt is defined as short-term loans, notes payable and total long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target three networking end-markets: internet data centers, CATV and FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the internet data center, CATV, and FTTH markets which increasingly demand faster connectivity and innovation. Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs.

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

We sell our products to leading original equipment manufacturers, or OEMs, in the CATV and FTTH markets as well as internet data center operators. In 2014, we earned 36.3% of our total revenue from the CATV market, and 49.4% of our total revenue from the data center market. In 2014, our key customers in the CATV market included Cisco Systems and Arris Group, Inc. In 2014, 2013 and 2012, Cisco Systems accounted for 8.9%, 21.8%, and 33.2%, respectively, of our revenue and Arris Group, Inc. accounted for 4.5%, 3.3% and 0.8%, respectively, of our revenue. In 2014, our key customers that contributed most to our FTTH revenue were a leading internet service provider and Genexis B.V., which accounted for 5.8% and 0.8% of our total revenue, respectively. In 2014, our key customers in the internet data center market included Amazon and Microsoft. In 2014 and 2013, Amazon accounted for 45.8% and 18.2% of our revenue, respectively, and Microsoft accounted for 3.6% and 6.1% of our revenue, respectively. In 2014, revenue from the CATV market, data center market, FTTH market and other markets provided 36.3%, 49.4%, 10.4%, and 3.9% of our revenue, respectively, compared to 60.4%, 24.7%, 5.6% and 9.3% of our 2013 revenue, respectively.

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

In 2014, 2013 and 2012, we had 15, 17 and 15 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

We believe we have an attractive financial profile, with strong revenue performance and control over our manufacturing costs through our vertically integrated manufacturing model. While we have incurred substantial losses since our inception, and as of December 31, 2014 had an accumulated deficit of $79.0 million, we achieved profitability in 2014. We have grown our revenue at a 31.7% CAGR between 2009 and 2014, including 66.3% growth year-over-year from 2013 to 2014.

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

Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated, first within the CATV market and in 2014 within the internet data center market. Moreover, within these markets revenue tends to be concentrated among a small number of customers. In 2014, we have taken several actions to increase the diversity of our customer base. These actions include the creation of a new sales incentive program, hiring additional sales staff to improve our ability to serve new customers, and additional customized design of products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the CATV, FTTH and internet data center markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2014, 2013 and 2012, as well as the corresponding percentage of our total revenue for each period:

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
Market	2014	2014	2014	2014	2013	2013	2013	2013	2012	2012	2012	2012
	(in thousands, except percentages)
CATV	14,749	12,245	10,646	9,748	14,041	14,559	10,514	8,259	13,277	13,530	13,274	9,761
Datacenter	14,923	20,056	17,899	11,575	5,910	3,216	6,640	3,620	2,998	977	647	670
FTTH	5,663	2,616	3,096	2,216	1,603	982	705	1,087	1,512	698	418	1,063
Other	1,056	1,632	1,009	1,320	2,190	2,009	1,738	1,351	1,074	1,211	1,299	1,012
Total	36,391	36,549	32,650	24,859	23,744	20,766	19,597	14,317	18,861	16,416	15,638	12,506
	Percentage of Revenue
CATV	40.5%	33.5%	32.6%	39.2%	59.1%	70.1%	53.7%	57.7%	70.4%	82.4%	84.9%	78.1%
Datacenter	41.0%	54.9%	54.8%	46.6%	24.9%	15.5%	33.9%	25.3%	15.9%	6.0%	4.1%	5.4%
FTTH	15.6%	7.2%	9.5%	8.9%	6.7%	4.7%	3.6%	7.6%	8.0%	4.2%	2.7%	8.5%
Other	2.9%	4.4%	3.1%	5.3%	9.3%	9.7%	8.8%	9.4%	5.7%	7.4%	8.3%	8.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In 2014, 2013 and 2012, our top ten customers represented 87.2%, 76.9% and 77.6% of our revenue, respectively. In 2014, our key customers in the CATV market included Cisco Systems, Arris Group, Inc. and Pace plc. In 2014, 2013 and 2012, Cisco Systems accounted for 8.9%, 21.8%, and 33.2%, respectively, of our revenue and Arris Group, Inc. accounted for 4.5%, 3.3% and 0.8%, respectively, of our revenue. In 2014, our key customers in the internet data center market included Amazon and Microsoft. In 2014 and 2013, Amazon accounted for 45.8% and 18.2% of our revenue, respectively, and Microsoft accounted for 3.6% and 6.1% of our revenue, respectively.

In 2014, our key customers that contributed most to our FTTH revenue were a leading internet service provider and Genexis B.V. , which accounted for 5.8% and 0.8% of our total revenue, respectively.

Revenue is recognized when the product is shipped and title has transferred to the customer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title passes to the customer upon placement by us with a common carrier (upon shipment). A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2014, 7.9% of our total revenue was derived from our China-based subsidiary, with $5.4 million denominated in RMB and an immaterial amount denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2015.

Cost of goods sold and gross margin

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

We manufacture our products in all three of our facilities in the U.S., Taiwan and China. Generally, laser chips and optical components are manufactured in our U.S. facility, optical components and subassemblies are manufactured in our Taiwan facility, and optical equipment is manufactured in our China facility. Because of our vertical integration model, we utilize our own products in our semi-finished and finished goods that we sell between and among our respective manufacturing operations. We base those internal sales upon established transfer pricing methodologies. However, we eliminate all of those internal sales, and cost of goods sold transactions, to arrive at total revenue and cost of goods sold on a consolidated basis.

We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated in U.S. or NT dollars or RMB, depending upon the manufacturing location.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 27.8% and 34.8%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. We generally realize a lower gross margin in sales to Asian markets. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and include salaries, benefits, bonuses and share-based compensation. With regard to sales and marketing expense, personnel costs also include sales commissions.

Research and development. Research and development, or R&D, expense consists primarily of personnel costs, including share-based compensation for R&D personnel, and R&D work orders (that include material, direct labor and allocated overhead), as well as allocated development costs, such as engineering services, software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred. Customers rely upon us to assist them with the development of new products and modification of existing products because of our extensive optical design and manufacturing expertise. We work closely with our customers in the critical design phase of product development and are often reimbursed for those development efforts. By virtue of our overseas R&D operations and by focusing on customer-specific projects, our research and development expenses have tended to represent a lower percentage of revenue compared to some of our competitors. In the future, we expect research and development expense to increase on a dollar basis, but continue to decline as a percentage of revenue, to the extent our revenue increases over time.

Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expense, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their offering or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2014. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2014. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

General and administrative. General and administrative expense consists primarily of personnel costs, including share-based compensation, primarily for our finance, human resources, legal and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation of capital equipment and facility costs. We expect general and administrative expense to increase in the short term, as we develop the infrastructure necessary to operate as a public company, including increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act and the rules and regulations applicable to companies listed on a national stock exchange, as well as investor relations expense and higher insurance premiums. In the future, we expect general and administrative expense to increase on a dollar basis but continue to decline as a percentage of revenue, to the extent our revenue increases over time.

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

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Our effective U.S. federal income tax rate was 0% prior to 2014 as we incurred operating losses and have recorded a valuation allowance against those losses. At December 31, 2014, our U.S. accumulated net operating loss, or NOL, was $56.5 million. If we earn profits in the U.S., we expect to reduce our cash tax obligations by the utilization of NOL carry forwards. Our NOL benefits expire over the twelve-year period from 2020 to 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited going forward. Based upon an analysis of our equity ownership, we have experienced an ownership change and our NOL carry forwards are limited in dollar amount. As of December 31, 2014, of the total accumulated NOL only $31.5 million is available for utilization in future periods to offset federal taxable income. Each year after 2014, an additional $0.3 million is added to the total available NOL, until a maximum of $34.9 million is reached. The amount of NOL available each year may decrease by the amount of NOL utilized and may increase by the amount of any operating losses incurred. Should we experience additional ownership changes our NOL carry forwards may be further limited.

Our wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011, Global Technology, Inc. renewed its National high-tech enterprise certificate and therefore extended its three year tax preferential status from November 2011 to November 2014. An application to extend the tax preferential status to September 2017 has been approved by the Chinese government.

For 2012, there were no identified uncertain tax positions. For the years ended December 31, 2014, and December 31, 2013, we had $1.6 million and $2.2 million, respectively, of unrecognized tax benefits related to U.S. tax benefits recognized for which do not meet the more likely than not threshold.  We believe that it is reasonably possible that $0.3 million of our remaining unrecognized tax positions may be recognized by the end of 2015. If recognized, there would be no impact to our effective tax rate as a result of the full valuation allowance previously recognized.

Results of Operations

The following table set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our financial results to be achieved in future periods.

	Years ended December 31,
	2014	2013	2012
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	66.1%	70.6%	70.2%
Gross profit	33.9%	29.4%	29.8%
Operating expenses
Research and development	12.2%	10.9%	12.0%
Sales and marketing	4.6%	5.3%	4.9%
General and administrative	13.1%	13.6%	12.6%
Total operating expenses	29.9%	29.8%	29.5%
Income (loss) from operations	4.0%	-0.4%	0.4%
Interest and other income (expense), net	-0.5%	-1.4%	-1.8%
Income (loss) before income taxes	3.5%	-1.8%	-1.4%
Income taxes	-0.2%	0.0%	0.0%
Net income (loss)	3.3%	-1.8%	-1.4%

Comparison of Years Ended December 31, 2014 and 2013

Revenue

The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013

CATV	36.3%	60.4%
Data Center	49.4%	24.7%
FTTH	10.4%	5.6%
Other	3.9%	9.3%
Total Revenue	100.0%	100.0%

	Years ended December 31,		Change
	2014	2013	Amount	%
	(in thousands, except percentages)
CATV	$47,389	$47,373	$16	0.0%
Data Center	64,453	19,386	45,067	232.5%
FTTH	13,591	4,377	9,214	210.5%
Other	5,016	7,288	(2,272)	(31.2%	)
Total Revenue	$130,449	$78,424	$52,025	66.3%

Of our total revenue in 2014, we generated $47.4 million, or 36.3%, from the CATV market, $64.5 million, or 49.4%, from the internet data center market, $13.6 million, or 10.4%, from the FTTH market, and $5.0 million, or 3.9%, from other markets. Total revenue increased by $52.0 million, or 66.3%, from 2013 to 2014.

The increase in revenue was attributable to a $45.1 million increase from the internet data center market, primarily driven by increasing demand for our 10 gigabits per second and 40 gigabits per second transceivers as our customers continued to upgrade their technology infrastructure. Revenues in the FTTH market increased by $9.2 million, primarily driven by increasing demand for our WMD-PON products to existing customers. CATV revenues were flat year over year due to a decline in sales in certain emerging markets, offset by increased sales for newly-designed products.

Cost of goods sold and gross margin

	Years ended December 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$86,203	66.1%	$55,396	70.6%	$30,807	55.6%
Gross margin		33.9%		29.4%

Cost of goods sold increased by $30.8 million, or 55.6%, from 2013 to 2014, primarily due to the combination of a $21.8 million increase in direct material costs and a $9.0 million increase in labor and overhead costs, both of which were associated with our increase in revenues. Different products within our portfolio may have gross margins that vary from other products. Moreover, among the markets that we serve, average gross margins vary. In general, products that incorporate newer technology or are more differentiated from our competitors generate higher gross margins, whereas products that are older or incorporate less differentiated technology generate lower gross margins. The increase in gross margin is primarily due to a larger percentage of sales of newer, more technologically differentiated products in 2014 compared with 2013 and an overall increase in revenue.

Operating expenses

	Years ended December 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development	$15,970	12.2%	$8,512	10.9%	$7,458	87.6%
Sales and marketing	6,043	4.6%	4,191	5.3%	1,852	44.2%
General and administrative	17,095	13.1%	10,632	13.6%	6,463	60.8%
Total operating expenses	$39,108	30.0%	$23,335	29.8%	$15,773	67.6%

Research and development expense

Research and development expense increased by $7.5 million, or 87.6%, from 2013 to 2014. This was primarily due to increases in personnel costs, rent and utilities, R&D work orders and project costs related to FTTH WDM-PON products, 40G and 100G data center products and other new product development. Depreciation expense also increased due to additional R&D equipment investments.

Sales and marketing expense

Sales and marketing expense increased by $1.9 million, or 44.2%, from 2013 to 2014. This was due to an increase in personnel costs due to additional sales and marketing staff to better serve our customers, expenses for a new sales incentive program and an increase in sales commissions directly related to our revenue growth.

General and administrative expense

General and administrative expense increased by $6.5 million, or 60.8%, from 2013 to 2014. This was primarily due to an increase in share-based compensation expense, personnel costs, various expenses incurred due to becoming a public company as well as non-recurring expenses related to relocation of our Taiwan plant and CFO separation costs.

Other income (expense), net

	Years ended December 31,
	2014			2013			Change
	Amount	% of revenue		Amount	% of revenue		Amount	%
	(in thousands, except percentages)
Interest income	$369	0.3%		$104	0.1%		$265	254.8%
Interest expense	(326)	(0.2%	)	(1,125)	(1.4%	)	799	(71.0%	)
Other income (expense), net	(699)	(0.5%	)	(78)	(0.1%	)	(621)	796.2%
Total Other income (expense), net	$(656)	(0.4%	)	$(1,099)	(1.4%	)	$443	(40.3%	)

Interest income increased over the same prior year periods due to higher cash and investment balances.

Interest expense decreased overall for the periods due to the benefit of lower interest rates as well as lower loan balances.

Other income (expense), net increased by $0.4 million from 2013 to 2014. Other net expense increased due to unrealized foreign exchange losses recognized resulting from the depreciation of the Asia currencies against the U.S. dollar compared to unrealized foreign exchange losses in the same prior year period. We have historically qualified as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We received less subsidy in 2014 compared to 2013.

Provision for income taxes

	Years ended December 31,
	2014	2013	Change
	(in thousands, except percentages)
Provision for income taxes	$(199)	$–	(199)	100.0%

Our income tax expense for 2014 consists of U.S. alternative minimum tax recorded during the period. Due to historic losses in the U.S., our net deferred tax assets are fully offset by a deferred tax valuation allowance.

Comparison of Years Ended December 31, 2013 and 2012

Revenue

The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012

CATV	60.4%	78.6%
Data Center	24.7%	8.3%
FTTH	5.6%	5.8%
Other	9.3%	7.3%
Total Revenue	100.0%	100.0%

	Years ended December 31,		Change
	2013	2012	Amount	%
	(in thousands, except percentages)
CATV	$47,373	$49,842	$(2,469)	(5.0%	)
Data Center	19,386	5,293	14,093	266.3%
FTTH	4,377	3,690	687	18.6%
Other	7,288	4,596	2,692	58.6%
Total Revenue	$78,424	$63,421	$15,003	23.7%

Of our total revenue in 2013, we generated $47.4 million, or 60.4%, from the CATV market, $19.4 million, or 24.7%, from the internet data center market, $4.4 million, or 5.6%, from the FTTH market, and $7.3 million, or 9.3%, from other markets. Total revenue increased by $15.0 million, or 23.7%, from 2012 to 2013.

The increase in revenue was attributable to a $14.1 million increase from the internet data center market, and a $3.4 million increase from other markets, partially offset by a $2.5 million decrease from our CATV market. The increase in revenues in the internet data center market were driven by increasing sales to customers we added late in 2012. The decline in revenues in the CATV market in 2013 was a result of market-wide weakness, particularly in China, as well as delays in orders as a consequence of mergers among several of our CATV customers.

Cost of goods sold and gross margin

	Years ended December 31,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$55,396	70.6%	$44,492	70.2%	$10,904	24.5%
Gross margin		29.4%		29.8%

Cost of goods sold increased by $10.9 million, or 24.5%, from 2012 to 2013, primarily due to the combination of a $7.2 million increase in direct material costs and a $3.7 million increase in labor and overhead costs, both of which were associated with our increase in revenues. Within our markets, we sell similar products in different geographic regions at different prices, resulting in different gross margins among our products. The decrease in gross margin was primarily the result of a higher percentage of sales of lower margin CATV equipment in Asia and a lower percentage of higher margin component sales in the US.

Operating expenses

	Years ended December 31,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,512	10.9%	$7,603	12.0%	$909	12.0%
Sales and marketing	4,191	5.3%	3,135	4.9%	1,056	33.7%
General and administrative	10,632	13.6%	8,012	12.6%	2,620	32.7%
Total operating expenses	$23,335	29.8%	$18,750	29.5%	$4,585	24.5%

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

General and administrative expense

General and administrative expense increased by $2.6 million, or 32.7%, from 2012 to 2013. This was primarily due to an increase in share- based compensation expense as well as an increase in personnel costs, expenses related to being a public company, professional fees and travel expenses.

Other income (expense), net

	Years ended December 31,
	2013			2012			Change
	Amount	% of revenue		Amount	% of revenue		Amount	%
	(in thousands, except percentages)
Interest income	$104	0.1%		$26	0.0%		$78	300.0%
Interest expense	(1,125)	(1.4%	)	(1,381)	(2.2%	)	256	(18.5%	)
Other income (expense), net	(78)	(0.1%	)	231	0.4%		(309)	(133.8%	)
Total Other income (expense), net	$(1,099)	(1.4%	)	$(1,124)	(1.8%	)	$25	(2.2%	)

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

Provision for income taxes	Years ended December 31,
	2013	2012	Change
	(in thousands, except percentages)
Provision for income taxes	$–	$–	$–
Effective tax rate	0.0%	0.0%	0.0%

Our effective tax rate was 0.0% for 2012 and 2013, as we did not generate positive taxable income.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. On October 1, 2013, we completed our initial public offering, in which we issued and sold 3.6 million shares of our common stock at a public offering price of $10.00 per share, providing proceeds of $31.4 million, net of underwriting discounts and commissions and offering expenses. On March 25, 2014, we completed a secondary offering, in which we issued and sold 1.6 million shares of our common stock at an offering price of $24.25 per share, and on March 28, 2014, we sold an additional 0.4 million shares as a result of the underwriters’ exercise of their option to purchase additional shares, providing proceeds of $45.6 million, net of underwriting discounts and commissions and offering expenses. As of September 30, 2014, our cash, cash equivalents, restricted cash and short-term investments totaled $45.8 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$7,242	$(6,552)	$(358)
Net cash used in investing activities	(45,388)	(17,736)	(3,290)
Net cash provided by financing activities	47,250	35,368	12,754
Effect of exchange rates on cash and cash equivalents	1,065	203	(150)
Net increase in cash and cash equivalents	$10,169	$11,283	$8,956

Operating activities

In 2014, net cash provided by operating activities was $7.2 million. During 2014, we recognized net income of $4.3 million. Our net income included non-cash charges, including depreciation and amortization of $6.2 million, share-based compensation expense of $2.1 million and non-cash increases to our inventory reserve accounts of $0.9 million. Accounts payable increases of $18.8 million were offset by an increase in accounts receivable from our customers of $9.7 million and an increase in inventories of $16.1 million to support revenue growth.

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

In 2014, net cash used in investing activities was $45.4 million for the purchase of additional machinery and equipment, for investment in leasehold improvements for our Taiwan plant expansion and the payment for intellectual property licenses to support new product development efforts and manufacturing activities as well as an increase in deferred charges.

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

In 2014, our financing activities provided $47.3 million in cash. We received $45.7 million in net proceeds from a secondary offering of common stock. Net borrowings associated with our bank loans and bank acceptance payable provided $1.9 million in cash.

In 2013, our financing activities provided $35.4 million in cash. We received $31.5 million in net proceeds from our initial public offering. We received $3.5 million in net borrowings associated with our bank loans and $0.7 million from the exercise of stock options and warrants. These increases were offset by an increase in our restricted cash by $0.2 million, related to the compensating balances required by our loans in China.

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

As of December 31, 2014, our loan and security agreement in the U.S. included a $15.0 million revolving line of credit which matures on July 15, 2017. Also included with the same bank is a term loan of up to $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75%. As of December 31, 2014, we had $15.0 million outstanding under the revolving line of credit and $5.0 million outstanding under the term loan.

On January 6, 2015, we entered into a Credit Facility Agreement (the “Credit Facility”) with CTBC Bank Co. Ltd. in Taipei, Taiwan (the “Bank”) for 90,000,000.00 NTD (New Taiwan Dollars), one year revolving credit facility. Borrowings under the Credit Facility will be used for general corporate purposes. Our obligations under the Credit Facility are unsecured. Borrowings under the Credit Facility will bear interest at a rate based on the Bank’s corporate interest rate swap index plus 1.5%, adjusted monthly. As of the execution of the Credit Facility the Bank’s corporate interest rate swap index is 0.91%. The Credit Facility contains representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company) which are customary for credit facilities of this type.

On January 26, 2015, we entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%.

Our loan and security agreements with East West Bank require us to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. As of December 31, 2014, we were in compliance with all covenants contained in these agreements.

As of December 31, 2014, our China subsidiary had two lines of credit facility with a China bank totaling $15.4 million, one line is U.S. currency based and the other is RMB currency based. As of December 31, 2014, we had a U.S. currency based loan of $1.1 million outstanding under various notes with three-month terms, maturing from February 2015 to March 2015. There were no outstanding balances under the RMB currency based credit facility as of December 31, 2014.

Our Taiwan location had an outstanding note payable with a financing company that matures on July 31, 2015.

In December 2013, our Taiwan location entered into two separate one year revolving credit facility agreements with Taiwan banks, for a total of $8.0 million. Borrowings under these credit facilities will be used for general corporate purposes. Our obligations under the credit facilities are secured by our $8.0 million cash deposit in a one-year CD with such banks. The two revolving lines of credit bear interest at a rate (which adjusts quarterly) equal to the Taiwan Time Deposit Interest Rate Index plus 0.41%, currently 1.78%, and at a base rate equal to TAIBOR plus 1%, currently 1.75%. As of December 31, 2014, $7.1 million was outstanding under these credit facilities.

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

Frequently, we also direct our banking partners to issue bank acceptance notes payable to our suppliers in China in exchange for accounts payable. Our China subsidiary’s banks issue the notes to vendors and issue payment to vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within nine months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our China subsidiary. These balances are classified as restricted cash on our consolidated balance sheets. As of December 31, 2014, our restricted cash totaled $0.5 million, and our outstanding bank acceptance notes payable was $1.3 million.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2014:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Notes payable and long-term debt(1)	$29,918	$10,862	$17,264	$1,792	$–
Operating leases(2)	14,504	926	2,542	1,979	9,056

Total commitments	$44,422	$11,788	$19,806	$3,771	$9,056

____________

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion of the obligations.

(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

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

Interest Rates

We are exposed to interest rate fluctuations on our cash, cash equivalents and short-term investments. We had unrestricted cash and cash equivalents of $32.2 million, $22.0 million and $10.7 million at December 31, 2014, 2013 and 2012, respectively. Our cash, cash equivalents and short-term investments are subject to limited interest rate risk and are primarily maintained in money market funds and bank deposits.

We have entered into various loan agreements with East West Bank in the U.S., China Construction Bank in China and Mega Bank and Chailease Finance Co LTD in Taiwan. As of December 31, 2014:

•	the revolving line of credit for our U.S.-based loans had a principal balance of $15.0 million, bearing interest at rates based on LIBOR plus 2.75% , maturing on July 15, 2017,

•	the term loan with a U.S. bank had a principal balance of $5.0 million, with monthly payment of principal and interest at LIBOR plus 2.75%, maturing on July 31, 2019,

•	the Chinese-based revolving line of credit loan had no outstanding principal balance, bearing interest at 108% of LIBOR or 6.48% ,

•	the Chinese-based revolving line of credit had a principal balance of $1.1 million, bearing interest at 4.1% or LIBOR of 1.2%,

•	the Chinese bank acceptance notes issued to vendors had a balance of $1.3 million, bearing no interest rate,

•	the Taiwanese-based revolving line of credit had a principal balance of $3.5 million, bearing interest at 1.75%, maturing on May 24, 2015,

•	the Taiwanese-based revolving line of credit had a principal balance of $3.6 million, bearing interest at 1.78%, maturing on June 15, 2015, and

•	the Taiwanese-based term loan had $0.4 million principal balance outstanding, with monthly payment of principal and interest at interest rate of 4.95%, maturing on July 30, 2015.

With respect to our interest expense for the year ended December 31, 2014, an increase or decrease of 1.0% in each of our interest rates would have resulted in an increase of $0.3 million in our interest expense for such period.

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

We maintain certain assets, including certain bank accounts, accounts receivables, land and building, in RMB and the NT dollar, which are sensitive to foreign currency exchange rate fluctuations. Additionally, certain of our current and long-term liabilities are denominated in these currencies. As of December 31, 2014, fluctuation in RMB and NT dollar currency exchange rates resulted in assets and liabilities denominated in these currencies being translated into an immaterial difference and $0.4 million more U.S. dollars than at December 31, 2013, respectively.

Additionally, the value of the RMB against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in political and economic conditions in China. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the Chinese government changed its policy of pegging the value of the RMB to the U.S. dollar and began allowing modest appreciation of the RMB against the U.S. dollar. Fluctuation of the RMB exchange rate is, however, restricted to a rise or fall of no more than 0.5% per day versus the U.S. dollar, and the People’s Bank of China continues to intervene in the foreign exchange market to prevent significant short-term fluctuations in the RMB exchange rate. Nevertheless, under China’s current exchange rate regime, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. The RMB has appreciated 2.65% against the U.S. dollar from January 1, 2012 to December 31, 2014. There remains international pressure on the Chinese government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the RMB against the U.S. dollar.

We use the U.S. dollar as our functional and reporting currency for our financial statements. All transactions in currencies other than the U.S. dollar during the year are re-measured at the exchange rates prevailing on the respective relevant dates of such transactions. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than the U.S. dollar are re-measured at the exchange rates prevailing on such date. Exchange differences are recorded in our consolidated income statement. The financial records of our China subsidiary and our Taiwan location are maintained in their respective local currencies, the RMB and the NT dollar, which are the functional currencies for our China subsidiary and our Taiwan location, respectively. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using a quarterly average rate in 2012 and a monthly average rate in 2013 and 2014. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income in our statement of stockholders’ equity (deficit) and comprehensive income. Transaction gains and losses are recognized in our statements of operations in other income (expenses).

We incurred approximately 47.6% of our operating expenses in currencies other than the U.S. dollar during 2014. As of December 31, 2014, we held the U.S. dollar equivalent of approximately $10.4 million in RMB and $2.1 million in NT dollars, included in cash, cash equivalents and short-term investments. Fluctuations in exchange rates directly affect our cost of revenues and net income, and have a significant impact on fluctuations in our operating margins. For example, in 2014, 96.2% of our revenues were generated from sales denominated in U.S. dollars, and 15.8% of our operating costs and expenses were denominated in RMB and 31.8% of our operating costs were denominated in NT dollars. Fluctuations in exchange rates also affect our balance sheet. For example, if we need to convert U.S. dollars into RMB or NT dollars for our operations, appreciation of the RMB or the NT dollar against the U.S. dollar would have an adverse effect on the RMB or NT dollar amount that we receive from the conversion. With respect to our total cash and short-term investments as of December 31, 2014, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in a $0.1 million change in our total cash and short-term investments, and a 1.0% change in the exchange rates between the NT dollar and the U.S. dollar would result in an immaterial change in our total cash, cash equivalents and short-term investments.

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

Off-Balance Sheet Arrangements

During 2014, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue recognition

We generally employ a direct sales model in North America, and in the rest of the world we use both direct and indirect channels. Our revenue recognition policy is to recognize gross revenue whether our products are sold on a direct or indirect basis, because our reseller customers (indirect channel) take title to our products and honor the same terms and conditions as do our direct sales customers. We recognize revenue from the sale of our products provided that persuasive evidence of an arrangement exists, performance obligations have been satisfied, the price is fixed or determinable and collectability is reasonably assured. Contracts or customer purchase orders are used to determine the existence of an arrangement. Shipping documents are used to verify delivery. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and the customer’s payment history. Customers are generally extended net 30 credit terms from the date of shipment, with some extensions for some more creditworthy customers.

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

During our ordinary course of business, we may enter into new product development agreements to design, customize and develop new products for our customers. Such new product development agreements often involves material cost and engineering hours and therefore non-recurring engineering service (NRE) charges are agreed upon for the customer to reimburse our related costs. We adopt the milestone method in revenue recognition for NRE revenues by using cost-input measurement. We capitalize cost input up to the contractual agreement amount and recognize NRE revenues based upon the agreement schedule. Contracts or customer purchase orders are often used to determine the existence of service agreement.

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

Our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We value on an asset-by-asset basis our long-lived assets and will recognize an impairment loss when the sum of such valuation is less than the carrying amount of such assets. The values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the values projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. We did not record any asset impairment charges in 2014 or 2013.

Valuation of inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. We assess the valuation of our inventory on a periodic basis and provide an allowance for the value of estimated excess and obsolete inventory based on estimates of future demand. During the years ended December 31, 2014, 2013 and 2012, we recorded excess and obsolete inventory charges of $0.9 million, $0.5 million, and $0.9 million, respectively.

We established accounting policy to write down value of obsolescence inventory. The policy provided reserves based upon inventory aging over 180 days with 10% of loss reserve and increased loss percentage in 180 days interval and up to 100% loss reserve when aging over 720 days. The loss percentage is reduced for company’s new advanced technology products with a maximum of 35% loss reserve after aging over 360 days. The policy provides for aging of inventory as follows:

•	More than 180 days but Less than 360 days—10%

•	Between 360 and 540 days—50% ( except 35% for advanced technology products)

•	Between 540 and 720 days—80% ( except 35% for advanced technology products)

•	Over 720 days—100% (except 35% for advanced technology products)

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

Accounting for income taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes. The liability method is used to account for deferred income taxes. Under the liability method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The ability to realize deferred tax assets is evaluated annually and a valuation allowance is provided if it is unlikely that the deferred tax assets will not give rise to future benefits in our tax returns

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-28 of this Annual Report on Form 10-K

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

The information required regarding our directors is incorporated herein by reference from the information contained in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2014.

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

The information required by Part III, Item 14, regarding principal accounting fees and services is incorporated by reference from the information contained in our Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2015.

APPLIED OPTOELECTRONICS, INC.

By:	/s/ Chih-Hsiang (Thompson) Lin Chih-Hsiang (Thompson) Lin, President and Chief Executive Officer and Chairman of the Board of Directors

March 5, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chih-Hsiang (Thompson) Lin and Stefan J. Murry, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin Chih-Hsiang (Thompson) Lin, President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 5, 2015

/s/ STEFAN J. MURRY Stefan J. Murry, Chief Financial Officer (principal financial officer and principal accounting officer)	March 5, 2015

Signature	Date

/s/ William H. Yeh William H. Yeh, Director	March 5, 2015

/s/ Richard B. Black Richard B. Black, Director	March 5, 2015

/s/ Che-Wei Lin Che-Wei Lin, Director	March 5, 2015

/s/ Alex Ignatiev Alex Ignatiev, Director	March 5, 2015

/s/ Alan Moore Alan Moore, Director	March 5, 2015

/s/ Min-Chu (Mike) Chen Min-Chu (Mike) Chen, Director	March 5, 2015

EXHIBIT INDEX

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Form of Registration Rights Agreement	S-1	333-190591	4.1	August 13, 2013

4.2		Form of Shareholders’ Agreement	S-1	333-190591	4.2	August 13, 2013

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	1998 Incentive Share Plan	S-1	333-190591	10.2	August 13, 2013

10.2.1	†	Form of Stock Option Agreement under 1998 Incentive Share Plan	S-1	333-190591	10.2.1	August 13, 2013

10.2.2	†	Form of Stock Option Agreement under 1998 Incentive Share Plan	S-1	333-190591	10.2.2	August 13, 2013

10.3	†	2000 Incentive Share Plan	S-1	333-190591	10.3	August 13, 2013

10.3.1	†	Form of Stock Option Agreement under 2000 Incentive Share Plan	S-1	333-190591	10.3.1	August 13, 2013

10.3.2	†	Form of Stock Option Agreement under 2000 Incentive Share Plan	S-1	333-190591	10.3.2	August 13, 2013

10.4	†	2004 Incentive Share Plan	S-1	333-190591	10.4	August 13, 2013

10.4.1	†	Form of Stock Option Agreement under 2004 Incentive Share Plan	S-1	333-190591	10.4.1	August 13, 2013

10.5	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.5.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.5.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1/A	333-190591	10.5.2	August 27, 2013

10.6	†	2013 Equity Incentive Plan	10-Q	001-36083	10.1	November 14, 2013

10.6.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

10.6.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.6.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.6.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.7		Lease Agreement effective May 1, 2012 between the registrant and 12808 W. Airport, LLC	S-1	333-190591	10.7	August 13, 2013

10.7.1		First Amendment to Lease Agreement effective June 15, 2012 between the registrant and 12808 W. Airport, LLC	S-1	333-190591	10.7.1	August 13, 2013

10.7.2		Third Amendment to Office Lease Agreement between the Applied Optoelectronics, Inc. and 12808 Airport, LLC dated July 21, 2014	8-K	001-36083	10.1	July 25, 2014

10.8		Translation of Chinese lease agreement dated January 10, 2012 between the registrant and Admiral Overseas Corporation for space on 4F, NO.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	S-1	333-190591	10.8	August 13, 2013

10.8.1		Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 4F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.4	November 14, 2013

10.9		Translation of Chinese lease agreement dated April 1, 2012 between the registrant and Admiral Overseas Corporation for space on 6-7F, NO.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	S-1	333-190591	10.9	August 13, 2013

10.9.1		Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 6-7F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.5	November 14, 2013

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.10	Translation of Chinese lease agreement dated September 11, 2013 between the registrant and Admiral Overseas Corporation for space on 5F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.3	November 14, 2013

10.11	Amended and Restated Loan and Security Agreement effective May 20, 2009 between registrant and United Commercial Bank	S-1	333-190591	10.10	August 13, 2013

10.11.1	First Amendment to Amended and Restated Loan and Security Agreement effective May 3, 2010 between the registrant and East West Bank (as successor in interest to United Commercial Bank)	S-1	333-190591	10.10.1	August 13, 2013

10.11.2	Second Amendment to Amended and Restated Loan and Security Agreement effective October 28, 2010 between the registrant and East West Bank	S-1	333-190591	10.10.2	August 13, 2013

10.11.3	Third Amendment to Amended and Restated Loan and Security Agreement effective December 6, 2010 between the registrant and East West Bank	S-1	333-190591	10.10.3	August 13, 2013

10.11.4	Fourth Amendment to Amended and Restated Loan and Security Agreement effective May 5, 2011 between the registrant and East West Bank	S-1	333-190591	10.10.4	August 13, 2013

10.11.5	Fifth Amendment to Amended and Restated Loan and Security Agreement effective November 30, 2011 between the registrant and East West Bank	S-1	333-190591	10.10.5	August 13, 2013

10.11.6	Sixth Amendment to Amended and Restated Loan and Security Agreement effective March 29, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.6	August 13, 2013

10.11.7	Seventh Amendment to Amended and Restated Loan and Security Agreement effective June 29, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.7	August 13, 2013

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11.8	Eighth Amendment to Amended and Restated Loan and Security Agreement effective November 2, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.8	August 13, 2013

10.11.9	Ninth Amendment to Amended and Restated Loan and Security Agreement effective April 11, 2013 between the registrant and East West Bank	S-1	333-190591	10.10.9	August 13, 2013

10.11.10	Tenth Amendment to Amended and Restated Loan and Security Agreement effective September 10, 2013 between the registrant and East West Bank	S-1/A	333-190591	10.10.10	September 11, 2013

10.11.11	Eleventh Amendment to Amended and Restated Loan and Security Agreement effective November 13, 2013 between the registrant and East West Bank	8-K	001-36083	10.1	November 19, 2013

10.11.12	Twelfth Amendment to Amended and Restated Loan and Security Agreement effective December 11, 2013 between the registrant and East West Bank	8-K	001-36083	10.1	December 17, 2013

10.11.13	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank	10-K	001-36083	10.11.13	March 6, 2014

10.12	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank	10-K	001-36083	10.11.12	March 6, 2014

10.13	Translation of Chinese Loan Agreement dated December 31, 2013 between the registrant and E. Sun Commercial Bank Co., Ltd.	10-K	001-36083	10.13	March 6, 2014

10.14	Translation of Chinese Loan Agreement dated December 20, 2013 between the registrant and Mega International Commercial Bank Co., Ltd.	10-K	001-36083	10.14	March 6, 2014

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated January 28, 2007	S-1	333-190591	10.12	August 13, 2013

10.15.1	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10.15	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Stefan J. Murry, dated January 28, 2007	S-1	333-190591	10.13	August 13, 2013

10.16	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Shu-Hua (Joshua) Yeh, dated June 1, 2012	S-1	333-190591	10.14	August 13, 2013

10.17	†	Employment Agreement between the registrant and James L. Dunn, Jr., dated April 16, 2013	S-1	333-190591	10.15	August 13, 2013

10.18	†	Employment Agreement between the registrant and Hung-Lun (Fred) Chang, dated April 16, 2013	S-1	333-190591	10.16	August 13, 2013

10.19		Translation of Lease Agreement dated March 18, 2014 between the Company and Taiwan Furniture Manufacturers’ Association for office space at 2F, No. 700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.).	8-K	001-36083	1.2	March 25, 2014

10.20		Translation of Lease Agreement dated April 1, 2014 between the Company and Taiwan Asset Management Corporation for office and manufacturing space at No. 18, Gong 4th Rd., Gong’er Industrial Park, Linkou District, New Taipei City 244, Taiwan (R.O.C.)	8-K	001-36083	1.01	April 7, 2014

10.21		Business Loan Agreement, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	July 18, 2014

10.21.1		Commercial Security Agreement, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	July 18, 2014

10.21.2		Promissory Note, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	July 18, 2014

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22	Business Loan Agreement, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	August 5, 2014

10.22.1	Commercial Security Agreement, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	August 5, 2014

10.22.2	Promissory Note, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	August 5, 2014

10.23	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of June 30, 2014)	10-Q	001-36083	10.2	August 12, 2014

10.24	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of June 30, 2014)	10-Q	001-36083	10.3	August 12, 2014

10.25	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of September 30, 2014)	10-Q	001-36083	10.4	November 12, 2014

10.26	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of September 30, 2014)	10-Q	001-36083	10.5	November 12, 2014

10.27	Loan Agreement, dated January 6, 2015, between Applied Optoelectronics, Inc. and CTBC Bank Co. Ltd.	8-K	001-36083	10.1	January 12, 2015

10.28	Construction Loan Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	January 30, 2015

10.28.1	Commercial Security Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	January 30, 2015

10.28.2	Promissory Note, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	January 30, 2015

Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.29	*	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of December 31, 2014)

10.30	*	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of December 31, 2014)

21.1		Subsidiaries of the registrant	S-1	333-190591	21.1	August 13, 2013

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see page 56 to this Annual Report on Form 10-K).

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*	Filed herewith.
**	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Applied Optoelectronics, Inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
†	Management contract, compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Optoelectronics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, TX

March 5, 2015

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$32,175	$22,006
Restricted cash	509	775
Short-term investments	8,189	7,970
Accounts receivable - trade, net of allowance of $43 and $42, respectively	31,589	22,089
Inventories	33,780	19,608
Notes receivable	980	–
Prepaid expenses and other current assets	6,017	5,488
Total current assets	113,239	77,936
Property, plant and equipment, net of $32,412 and $28,145, respectively	64,808	31,134
Land use rights, net	930	959
Intangible assets, net	3,833	851
Other assets, net	860	177
TOTAL ASSETS	$183,670	$111,057
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$9,591	$17,185
Accounts payable	30,799	15,010
Bank acceptance payable	1,271	2,347
Accrued liabilities	6,940	4,515
Total current liabilities	48,601	39,057
Notes payable and long-term debt, less current portion	19,057	8,923
Other long-term liabilities	1,000	–
TOTAL LIABILITIES	68,658	47,980
Stockholders' equity (deficit):
Preferred Stock; 5,000 shares authorized; no shares issued and outstanding at December 31, 2014 or 2013, respectively, $0.001 par value	–	–
Common Stock; 45,000 shares authorized; 14,824 shares issued and outstanding at December 31, 2014, $0.001 par value; 12,644 shares issued and outstanding at December 31, 2013, $0.001 par value	15	13
Additional paid-in capital	192,112	144,023
Accumulated other comprehensive gain	1,925	2,364
Accumulated deficit	(79,040)	(83,323)
TOTAL STOCKHOLDERS' EQUITY	115,012	63,077
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$183,670	$111,057

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2014	2013	2012
Revenue, net	$130,449	$78,424	$63,421
Cost of goods sold	86,203	55,396	44,492
Gross profit	44,246	23,028	18,929
Operating expenses
Research and development	15,970	8,512	7,603
Sales and marketing	6,043	4,191	3,135
General and administrative	17,095	10,632	8,012
Total operating expenses	39,108	23,335	18,750
Income (loss) from operations	5,138	(307)	179
Other income (expense)
Interest income	369	104	26
Interest expense	(326)	(1,125)	(1,381)
Other income (expense), net	(699)	(78)	231
Total other expense	(656)	(1,099)	(1,124)
Income (loss) before income taxes	4,482	(1,406)	(945)
Income taxes	(199)	–	–
Net income (loss)	$4,283	$(1,406)	$(945)
Net income (loss) per share
Basic	$0.30	$(0.14)	$(3.56)
Diluted	$0.28	$(0.14)	$(3.56)

Weighted average shares used to compute net income (loss) per share:
Basic	14,307,477	9,964,955	265,576
Diluted	15,186,961	9,964,955	265,576

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$4,283	$(1,406)	$(945)
Foreign currency translation adjustment, net of tax of $0, $0 and $0	(439)	348	44
Comprehensive income (loss)	$3,844	$(1,058)	$(901)

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 2012, 2013 and 2014

(in thousands)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain	Accumulated deficit	Stockholders' equity
December 31, 2011	4,341	$94,373	265	$1,069	$4,234	$1,972	$(80,972)	$20,676
Preferred stock issued, net	1,206	10,994	–	–	–	–	–	10,994
Stock options exercised	–	–	1	5	–	–	–	5
Stock based compensation	–	–	–	–	161	–	–	161
Issuance of warrants	–	–	–	–	73	–	–	73
Net loss	–	–	–	–	–	–	(945)	(945)
Foreign currency translation adjustment	–	–	–	–	–	44	–	44
December 31, 2012	5,547	$105,367	266	$1,074	$4,468	$2,016	$(81,917)	$31,008
Public offering of common stock, net	–	–	3,600	3	31,445	–	–	31,448
Convert preferred stock common stock upon public offering	(5,601)	(105,801)	8,739	(1,211)	107,012	–	–	–
Stock options exercised	–	–	29	87	86	–	–	173
Warrants exercised	54	434	10	60	–	–	–	494
Stock based compensation	–	–	–	–	1,012	–	–	1,012
Net loss	–	–	–	–	–	–	(1,406)	(1,406)
Foreign currency translation adjustment	–	–	–	–	–	348	–	348
December 31, 2013	–	$–	12,644	$13	$144,023	$2,364	$(83,323)	$63,077
Public offering of common stock, net	–	–	2,025	2	45,679	–	–	45,681
Issuance of shares under equity plans	–	–	33	–	–	–	–	–
Stock options exercised	–	–	103	–	365	–	–	365
Warrants exercised	–	–	19	–	–	–	–	–
Stock based compensation	–	–	–	–	2,045	–	–	2,045
Net income	–	–	–	–	–	–	4,283	4,283
Foreign currency translation adjustment	–	–	–	–	–	(439)	–	(439)
December 31, 2014	–	$–	14,824	$15	$192,112	$1,925	$(79,040)	$115,012

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$4,283	$(1,406)	$(945)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for obsolete inventory	941	492	858
Depreciation and amortization	6,169	3,407	2,942
Loss on disposal of assets	12	1	36
Share-based compensation and warrant expense	2,061	1,069	161
Changes in operating assets and liabilities:
Accounts receivable	(9,703)	(8,457)	(1,158)
Bank acceptance receivable	(977)	1,036	(1,034)
Inventory	(16,105)	(7,520)	(538)
Other current assets	(745)	(4,622)	(261)
Accounts payable	18,758	8,079	(961)
Accrued liabilities	2,548	1,369	542
Net cash provided by (used in) operating activities	7,242	(6,552)	(358)
Investing activities:
Purchase of short-term investments	(246)	(7,970)	–
Purchase of property, plant and equipment	(41,129)	(9,600)	(3,178)
Proceeds from disposal of equipment	47	–	138
Deposits and deferred charges	(720)	(43)	(41)
Purchase of intangible assets	(3,340)	(123)	(209)
Net cash used in investing activities	(45,388)	(17,736)	(3,290)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	8,150	2,851	845
Principal payments of long-term debt and notes payable	(8,076)	(285)	(707)
Proceeds from line of credit borrowings	53,658	23,192	15,560
Repayments of line of credit borrowings	(50,733)	(23,008)	(13,692)
Proceeds from bank acceptance payable	5,925	6,778	3,746
Repayments of bank acceptance payable	(6,986)	(6,026)	(2,894)
Repayments of note payable	(1,000)	–	–
Repayments of shareholder loans	–	–	(150)
Decrease (increase) in restricted cash	266	(249)	(193)
Exercise of stock options	365	173	5
Exercise of warrants	–	494	–
Proceeds from common stock offering, net	45,681	31,448	–
Issuance of preferred stock, net	–	–	10,234
Net cash provided by financing activities	47,250	35,368	12,754
Effect of exchange rate changes on cash	1,065	203	(150)
Net increase in cash	10,169	11,283	8,956
Cash and cash equivalents at beginning of year	22,006	10,723	1,767
Cash and cash equivalents at end of year	$32,175	$22,006	$10,723
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$329	$1,133	$1,469
Income taxes	148	1	–
Non-cash investing and financing activities:
Purchase of intangible assets with notes payable	3,000	–	–
Conversion of shareholders' loan to 72,381 shares of series G preferred stock	–	–	760

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

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $4.6 million and $6.6 million at December 31, 2014 and 2013, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2014, approximately $25.4 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

6.	Restricted Cash/Compensating Balances

The Company is required to maintain a compensation deposit equal to 30% of its bank acceptance notes to vendors with a China bank. The Company’s Taiwan subsidiary also uses time deposits for customs guarantees. As of December 31, 2014 and 2013, the amount of restricted cash was $0.5 million and $0.8 million, respectively.

7.	Short-Term Investments

The Company invests its excess cash in bank certificates of deposit. As of December 31, 2014, the Company invested $8.2 million in certificates of deposit in RMB currencies with Taiwan banks. The maturity dates range from 6 months to 12 months.

The Company arranged a revolving line of credit agreement with the same Taiwan bank by pledging 100% of its certificates of deposit. As of December 31, 2014, the pledged certificate of deposit for such arrangement amount is $8.2 million.

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

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2014, 2013 and 2012, its top ten customers represented 87.2%, 76.9% and 77.6% of its revenue, respectively. In 2014, Amazon represented 45.8% of its revenue, Cisco Systems, Inc. represented 8.9% of its revenue and a leading internet service provider represented 6.7% of its total revenue. The five largest receivable balances for customers represented an aggregate of 70%, and 66% of total accounts receivable at December 31, 2014 and 2013, respectively.

11.	Inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. The Company assesses the valuation of its inventory on a periodic basis and provides write-offs for the value of estimated excess and obsolete inventory based on estimates of future demand.

12.	Property, Plant and Equipment

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

13.	Intangible Assets

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2014, the Company had 152 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life of 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

14.	Impairment of Long-Lived Assets

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

The measurement for such an impairment loss is then based on the fair value of the asset as determined by the appraisals.

15.	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, (“ASC 220”) establishes rules for reporting and display of comprehensive income and its components. ASC 220 requires that unrealized gains and losses on the Company’s foreign currency translation adjustments be included in comprehensive income.

16.	Share-based Compensation

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

17.	Revenue Recognition

The Company derives revenue from the manufacture and sale of fiber optic networking products. Revenue recognition follows the criteria of ASC 605, Revenue Recognition. Specifically, the Company recognizes revenue when persuasive evidence exists of an arrangement with a customer, usually in the form of a customer purchase order; performance obligations have been satisfied; title and risk of loss have transferred to the customer; the price is fixed or determinable; and collectability is reasonably assured. The Company may offer units (samples) to current and potential customers at no charge for evaluation or qualification purposes. Such sample units are expensed as selling or research and development costs when shipped.

18	Product Warranty

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defective occurs. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While we believe that our warranty accrual is adequate, our actual warranty costs may exceed the accrual, cost of sales will increase in the future. As of December 31, 2014 and 2013, the amount of accrued warranty was $247,000 and $0, respectively.

19.	Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $100,000, $121,000 and $80,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

20.	Research and Development

Research and development costs are charged to operations as incurred. The Company receives reimbursement for certain development costs, which are capitalized when incurred, up to the reimbursable amount.

21.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes. The liability method is used to account for deferred income taxes. Under the liability method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The ability to realize deferred tax assets is evaluated annually and a valuation allowance is provided if it is unlikely that the deferred tax assets will not give rise to future benefits in our tax returns

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

22.	New Accounting Standards Adopted in this Report

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

23.	Reverse Stock Split

In May 1, 2013, the Company’s board of directors approved, and holders of the requisite number of outstanding shares of our capital stock approved on May 21, 2013, an amendment to our certificate of incorporation to effect a reverse stock split with respect to our securities. Based on the prior board and stockholder approvals, on August 16, 2013 the Company’s board of directors determined that the ratio for the reverse stock split would be 30-to-one. The reverse stock split was effected on August 20, 2013, the date that the amendment to our certificate of incorporation was filed with the Delaware Secretary of State. The reverse stock split is reflected in the accompanying consolidated financial statements and related notes on a retroactive basis for all periods presented.

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

The following table presents the calculation of basic and diluted EPS:

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Numerator:
Net income (loss)	$4,283	$(1,406)	$(945)
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	14,307	9,965	266
Effective of dilutive options and warrants	880	–	–
Diluted	15,187	9,965	266
Net income (loss) per share
Basic	$0.30	$(0.14)	$(3.56)
Diluted	$0.28	$(0.14)	$(3.56)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive:

	2014	2013	2012
		(in thousands)
Employee stock options	–	595	419
Preferred stock warrants	–	33	96
Restricted stock units	–	33	–
	–	661	515

NOTE D—INVENTORIES

At December 31, 2014 and 2013, inventories consisted of the following:

	2014	2013
	(in thousands)
Raw materials	$16,243	$8,832
Work in process	13,379	8,708
Finished goods	4,158	2,068
	$33,780	$19,608

For the years ended December 31, 2014, 2013 and 2012, the lower of cost or market adjustment expensed for inventory was $0.9 million, $0.5 million and $0.9 million, respectively.

NOTE E—PROPERTY, PLANT AND EQUIPMENT

At December 31, 2014 and 2013, property, plant and equipment consisted of the following:

	2014	2013
	(in thousands)
Land improvements	$103	$103
Building and improvements	16,196	16,016
Machinery and equipment	61,529	37,490
Furniture and fixtures	1,938	1,047
Computer equipment and software	4,712	3,563
Transportation equipment	270	188
	84,748	58,407
Less accumulated depreciation and amortization	(32,412)	(28,145)
	52,336	30,262
Construction in progress	11,371	139
Land	1,101	733
Property, plant and equipment, net	$64,808	$31,134

For the years ended December 31, 2014, 2013 and 2012, depreciation expense of property, plant and equipment was $5.8 million $3.3 million and $2.9 million, respectively.

NOTE F—INTANGIBLE ASSETS

At December 31, 2014 and 2013, intangible assets consisted of the following:

	2014
	Gross Amount	Accumulated amortization	Intangible assets, net
	(in thousands)
Patents	$4,968	$(1,141)	$3,827
Trademarks	14	(8)	6
Total intangible assets	4,982	(1,149)	3,833

	2013
	Gross Amount	Accumulated amortization	Intangible assets, net
	(in thousands)
Patents	$1,632	$(784)	$848
Trademarks	10	(7)	3
Total intangible assets	1,642	(791)	851

For the years ended December 31, 2014, 2013 and 2012, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $356,000 $68,000 and $60,000, respectively. The remaining weighted average amortization period for intangible assets is approximately 11 years.

In 2014 the Company acquired an intangible asset from an unrelated company in the form of a license to various patents related to transceiver product technology. The weighted-average amortization period for the license is 10 years.

At December 31, 2014, approximate amortization expense for intangible assets was as follows (in thousands):

2015	$356
2016	356
2017	356
2018	356
2019	356
thereafter	2,053
$3,833

NOTE G—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable remaining inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$32,175	$–	$–	$32,175
Restricted cash	509	–	–	509
Short term investments	8,189	–	–	8,189
Notes receivable	–	980	–	980
Total assets	$40,873	$980	$–	$41,853
Liabilities:
Bank acceptance payable	–	$1,271	–	$1,271
Total liabilities	$–	$1,271	$–	$1,271

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable remaining inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$22,006	$–	$–	$22,006
Restricted cash	775	–	–	775
Short term investments	7,970	–	–	7,970
Total assets	$30,751	$–	$–	$30,751
Liabilities:
Bank acceptance payable	–	$2,347	–	$2,347
Total liabilities	$–	$2,347	$–	$2,347

NOTE H—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	December 31, 2013
	2014	2013
	(in thousands)
Term loan with a U.S. bank with monthly payments of principal and interest at prime plus 0.75% (floor rate: 4%), maturing November 15, 2014	–	3,076
Revolving line of credit with a U.S. bank up to $15,000 with interest at LIBOR plus 2.75%, maturing July 15, 2017	15,000	7,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing July 31, 2019	5,000	1,850
Revolving line of credit with a China bank up to $12,100 with interest at 108% of China Prime rate which ranged from 6.48% in 2013	–	7,053
Revolving line of credit with a China bank up to $3,250 with interest ranged from 0.73% to 1.73% with various maturity dates from February 2015 to March 2015	1,064	2,413
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 0.41% or LIBOR plus 1.28% maturing on May 24, 2015	3,536	3,795
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 0.41% or LIBOR plus 1.28% maturing on June 15, 2015	3,605	–
Note payable to a finance company due in monthly installments with 4.95% interest, maturing July 30, 2015	443	921
Total	28,648	26,108
Less current portion	(9,591)	(17,185)
Long term portion	$19,057	$8,923
Bank Acceptance Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $741, and maturity dates ranging from January 2015 to June 2015	1,271	2,347

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2014.

Maturities of notes payable and long-term debt are as follows for the future years ending December 31(in thousands):

2015	$9,591
2016	1,132
2017	16,132
2018	1,132
2019	661
Total outstanding	$28,648

The loan and security agreements with the U.S. banks require us to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company. As of December 31, 2014, the Company was in compliance with all covenants contained in these agreements.

On July 15, 2014, the Company renewed its revolving line of credit with a U.S. bank, increasing the line from $7.0 million to $15.0 million, and extending the maturity date to July 15, 2017. The interest rate on this line of credit is the LIBOR Borrowing Rate plus 2.75%.

 On July 31, 2014, the Company renewed its $5.0 million credit agreement with a U.S. bank, extending the maturity date to July 31, 2019. The interest rate on this line of credit is the LIBOR Borrowing Rate plus 2.75%.

The Company, through its China subsidiary, established RMB and USD currency lines of credit for $12.1 million and $3.3 million, respectively, with a China bank as of December 31, 2014. The interest rate for the RMB line of credit is 108% of the China prime rate. The interest rate for the USD line of credit ranged from 0.73% to 1.73%. These credit lines are revolving lines that are renewable by its anniversary. Collateral for the loans includes the land use rights, building and equipment located in China.

The Company extended its equipment financing agreement of $1.0 million with a Taiwan bank in 2013. The financing agreement required equipment collateral. The agreement requires monthly installment payments over 24 months and ends in July 2015. The financing agreement bears interest at the rate of 4.95%.

The Company, through its Taiwan branch, established two $4.0 million revolving lines of credit with Taiwan banks in 2013 totaling $8.0 million. The financing agreements require collateral of its time deposits of $8.0 million that is included in short-term investment. The two revolving lines of credit bear interest at a rate (which adjusts quarterly) equal to the Taiwan Time Deposit Interest Rate Index plus 0.41%, currently 1.78%, and at a base rate equal to TAIBOR plus 1%, currently 1.75%. As of December 31, 2014, $7.1 million was outstanding under these credit facilities.

As of December 31, 2014, the Company had $14.3 million of unused borrowing capacity.

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

During the year ended December 31, 2013, warrants related to these loans were exercised for 64,219 shares of common stock.

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2014	2013
	(in thousands)
Accrued payroll	$3,662	$2,279
Accrued employee benefits	808	489
Accrued income taxes	52	–
Accrued state and local taxes	330	270
Advance payments	528	128
Accrued product warranty	247	–
Accrued other	1,313	1,349
	$6,940	$4,515

NOTE K—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following as of December 31:

	2014	2013	2012
	(in thousands)
Unrealized foreign exchange gain (loss)	$(1,299)	$(342)	$217
Realized foreign exchange gain (loss)	297	(70)	(79)
Government subsidy income	271	322	92
Other non-operating gain (loss)	44	4	38
Gain (loss) on disposal of assets	(12)	8	(37)
	$(699)	$(78)	$231

NOTE L—INCOME TAXES

The sources of our income or loss from operations before income taxes were as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$1,226	$(684)	$(3,077)
Foreign (loss) income	3,256	(722)	2,132
Total income (loss)	$4,482	$(1,406)	$(945)

The provision for income tax expense for the years ended December 31, is as follows:

	2014	2013	2012
Current:	(in thousands)
Federal	$193	$–	$–
State	6	–	–
Foreign	–	–	–
Total	$199	$–	$–
Deferred:
Federal	$–	$–	$–
State	–	–	–
Foreign	–	–	–
Total	$–	$–	$–

Income tax expense	$199	$–	$–

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

	2014	2013
	(in thousands)
NOL carryforward	$12,266	$14,908
Inventory reserves	676	489
AMT credit	224	–
Unrealized gains and losses	470	–
Stock compensation	550	624
Fixed assets and intangibles	(1,537)	(1,631)
Impairment loss	–	(615)
Other	25	335
	12,674	14,110
Less valuation allowance	(12,674)	(14,110)
Deferred tax assets, net	$–	$–

The valuation allowance was established to reduce the deferred tax asset for the amount that will likely not be realized. This reduction is primarily necessary due to the uncertainty of the Company’s ability to utilize all of the net operating loss carry forwards. The valuation allowance decreased by $1.5 million in 2014 and decreased by $7.5 million in 2013. The decrease in 2014 was primarily the result of current year changes in deferred income tax assets and liabilities.  The 2013 decrease was primarily due to a reduction of the deferred tax asset for our U.S. net operating losses, as a consequence of the changes in ownership discussed below.

The Company has a U.S. net operating loss carry forward of approximately $56.5 million, which expires between 2020 and 2032. The Company has a net operating loss carryforward from its China operations of approximately $5.7 million, which expires between 2015 and 2019. Utilization of net operating losses and tax credit carry forwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. Based upon analysis performed with respect to Section 382 of the Internal Revenue Code, approximately $21.6 million of the total available U.S. net operating loss carry forwards and $0.3 million of U.S. research and development credits will not be available for utilization as an offset to taxable income in future periods. Because of changes in control that are deemed to have occurred under Section 382, the Company’s net operating loss carry forward available in calendar year 2014 to offset taxable income was limited to $40.7 million, with an additional $3.4 million becoming available between 2015 and 2025. The additional $3.4 million is subject to an annual limitation of the $0.3 million. Additional ownership changes could result in the expiration of the net operating loss and tax credit carryforward before utilization.

The Company has approximately $0.6 million of windfall tax benefits from previous stock option exercises that have not been recognized as of December 31, 2014. This amount will not be recognized until the deduction would reduce our U.S. income taxes payable. At such time, the amount will be recorded as an increase in paid-in-capital. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. As of December 31, 2014, the Company’s U.S. and China federal returns for the year ended December 31, 2011 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carry forwards that may be utilized in future years are still subject to examination. With few exceptions, as of December 31, 2014, the Company is no longer subject to examinations by tax authorities in Taiwan for the taxable years before 2013. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.

A reconciliation of the U.S. federal income tax rate of 34% for the years ended December 31, to the Company’s effective income tax rate follows:

	2014	2013	2012
	(in thousands)
Expected (benefit) taxes	$1,524	$(467)	$(293)
Non-deductible expenses	138	619	(760)
Foreign rate differences	295	–	–
Increase (decrease) in valuation allowance	(1,729)	(7,533)	1,545
Section 382 limitation	–	7,423	–
Other	(29)	(42)	(492)
Tax expense	$199	$–	$–

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise.  In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011, Global Technology, Inc. renewed its National high-tech enterprise certificate and was therefore extended its three year tax preferential status from November 2011 to November 2014. An application to extend the tax preferential status to September 2017 has been approved by the Chinese government.

As of December 31, 2014 and December 31, 2013, the total amount of unrecognized tax benefit was $1.6 million and $2.2 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2014	2013	2012
(in thousands)
Unrecognized tax benefits — January 1	$2,200	$0	$0
Gross increases — tax positions in prior period	1,659	2,200	–
Gross decreases — tax positions in prior period	(2,200)	–	–
Gross increases — tax positions in current period	–	–	–
Settlements	–	–	–
Lapse of statute of limitations	–	–	–
Unrecognized tax benefits — December 31	$1,659	$2,200	$0

As of December 31, 2014, we had $1.6 million of unrecognized tax benefits related to US tax benefits recognized for prior branch losses and research and development credits. As of December 31, 2013, we had $2.2 million of unrecognized tax benefits related to US tax benefits recognized for prior year branch losses.  If recognized, there would be no impact our effective tax rate as a result of the full valuation allowance previously recognized. We believe that it is reasonably possible that $0.3 million of our remaining unrecognized tax positions may be recognized by the end of 2015.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2014 as a result of net operating losses. During 2013, the Company also accrued no penalties or interest.

NOTE M—SHARE-BASED COMPENSATION

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

The Company issues stock options to employees, consultants and non-employee directors. Stock option awards generally vest over a four year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value on the date of the grant. Nonqualified and Incentive Stock Options and restrictive stock units (“RSUs”) may be granted from these plans. Prior to the Company’s initial public offering, the fair market value of the Company’s stock had been historically determined by the board of directors and from time to time with the assistance of third party valuation specialists.

Stock Options

Options have been granted to the Company’s employees under the five incentive plans and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and semi-annually thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except price data)
Outstanding, January 1, 2012	377	$5.88
Granted	88	6.00
Exercised	(1)	6.29			(4)
Forfeited	(19)	6.00
Expired	(26)	5.30
Outstanding, December 31, 2012	419	5.94
Granted	1,099	9.21
Exercised	(29)	5.87			178
Forfeited	(16)	7.10
Expired	(5)	5.99
Outstanding, December 31, 2013	1,468	8.38	4.17		9,731
Granted	108	13.84	7.24		–
Exercised	(103)	6.22	2.57		1,476
Forfeited	(49)	8.23	5.43		628
Expired	(1)	6.21	2.21		11
Outstanding, December 31, 2014	1,423	$8.96	4.48	8.097	$3,486
Exercisable, December 31, 2014	537	$7.68	3.24	7.319	$1,899
Vested and expected to vest	1,397	$8.94	4.46	8.087	$3,444

The following table summarizes information about the options outstanding at December 31, 2014:

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
	(in thousands, except price data)
$6.00 - $6.75	274	6.047	$6.00	243	5.906	$6.00
$6.76 - $8.25	298	8.045	7.50	106	8.039	7.50
$8.26 - $9.48	3	8.279	9.00	1	8.279	9.00
$9.49 - $11.55	747	8.736	9.96	187	8.736	9.96
$11.56 - $13.49	1	8.808	13.13	–	8.808	13.13
$13.50 - $13.84	100	9.080	13.84	–	–	–
Total	1,423	8.097	$8.96	537	7.319	$7.68

As of December 31, 2014, there was approximately $3.9 million of unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over 2.61 years.

Restricted Stock Units

The following is a summary of RSU activity:

	Number of shares	Weighted Average Fair Value
	(in thousands, except price data)
Outstanding at January 1, 2013	–	–
Granted	33	$10.00
Exercised/Released	–
Cancelled/Forfeited	–
Outstanding at December 31, 2013	33	$10.00
Granted	25	$18.45
Exercised/Released	(33)	$10.57
Cancelled/Forfeited	(4)	$18.20
Outstanding at December 31, 2014	21	$18.22

The aggregate intrinsic value of RSUs outstanding at December 31, 2014 was $0.2 million. Unrecognized compensation expense related to these RSU’s at December 31, 2014 was $0.1 million. This expense is expected to be recognized over 1.48 years.

Share-Based Compensation

The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award.

The Company estimates the fair value of employee stock options at the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013	2012
Expected volatility	52%	52 to 70%	70%
Risk-free interest rate	1.89%	0.96% to 2.97%	1.01%
Expected term (years)	6.25	6.25	6.25
Expected dividend yield	–	–	–
Estimated forfeitures	7.5%	7.5%	10%

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

Employee share-based compensation expenses recognized for the years ended December 31, were as follows:

Share-Based compensation - by expense type
	2014	2013	2012
	(in thousands)
Cost of goods sold	$88	$56	$7
Research and development	115	53	8
Sales and marketing	98	52	9
General and administrative	1,760	908	137
Total share-based compensation expense	$2,061	$1,069	$161

Share-Based compensation - by award type
	2014	2013	2012
	(in thousands)
Employee stock options	$1,660	$793	$140
Restricted stock units	385	220	–
Warrants	16	56	21
Total share-based compensation expense	$2,061	$1,069	$161

NOTE N—STOCKHOLDERS’ EQUITY

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

Warrants

As of December 31, 2014, the Company had no outstanding warrants to purchase common or preferred stock.

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

On March 19, 2014, the Company sold 2.0 million shares of its common stock in a secondary offering at a price of $24.25 per share, providing proceeds of $45.7 million, net of expenses and underwriting discounts and commissions. The Company’s sale of 1.6 million shares in the secondary offering closed on March 25, 2014 and the Company’s sale of an additional 0.4 million shares as a result of the underwriters’ exercise of their option to purchase additional shares closed on March 28, 2014.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of product manufacturing plants. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	For the year ended December 31,
	2014	2013	2012
Revenues:	(in thousands)
United States	$30,723	$14,705	$12,192
Taiwan	77,680	31,863	15,200
China	22,046	31,856	36,029
	$130,449	$78,424	$63,421

	As of December 31,
	2014	2013	2012
Long-lived assets:	(in thousands)
United States	$15,875	$9,415	$8,966
Taiwan	35,688	7,192	3,719
China	18,008	16,337	13,595
	$69,571	$32,944	$26,280

The Company serves three primary markets, the CATV, internet data center and FTTH markets. Of the Company’s total revenues in 2014, the Company earned $47.4 million, or 36.6%, from the CATV market, $64.5 million, or 49.4%, from the internet data center market, $13.6 million, or 10.4%, from the FTTH market, and $5.0 million, or 3.9%, from other markets. Of the Company’s total revenues in 2013, the Company earned $47.4 million, or 60.4%, from the CATV market, $19.4 million, or 24.7%, from the internet data center market, $4.4 million, or 5.6% from the FTTH market, and $7.3 million, or 9.3% from other markets.

NOTE P—MAJOR CUSTOMERS

The Company currently derives its revenues from customers in the United States and throughout the rest of the world. Generally, the Company does not require deposits or other collateral to support customer receivables. The Company performs an initial and periodic credit evaluation of its customers and maintains an allowance for uncollectible accounts for potential uncollectible accounts. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2014, 2013 and 2012, its top ten customers represented 87.2%, 76.9% and 77.6% of its revenue, respectively. In 2014, Amazon represented 45.8% of its revenue, Cisco Systems, Inc. represented 8.9% of its revenue and a leading internet service provider represented 6.7% of its total revenue. The five largest receivable balances for customers represented an aggregate of 70%, and 66% of total accounts receivable at December 31, 2014 and 2013, respectively.

NOTE Q—EMPLOYEE BENEFIT PLANS

On August 1, 2000, the Company established a 401(k) profit sharing plan covering employees meeting certain age and service requirements. The plan provides for discretionary Company contributions to be allocated based on the employee’s eligible contributions. The Company made a contribution of $0.2 million to the 401(k) plan for the year ended December 31, 2014, and no contributions for the years ended December 31, 2013 and 2012, respectively.

Employees of Global participate in a state-mandated social security program in China. Under this program, pension costs are recorded on the basis of required monthly contributions to employees’ individual accounts during their service periods. Under the regulations of the People’s Republic of China, Global is required to make fixed contributions to a fund, which is under the administration of the local labor departments. Employees of AOI—Taiwan participates in a pension program under the Taiwan Labor Pension Act. Pension expense for Global was $390,000, $384,000 and $244,000 in 2014, 2013 and 2012, respectively. Pension expense for AOI—Taiwan was $291,000, $203,000 and $168,000 in 2014, 2013 and 2012, respectively.

NOTE R—COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts part of its operations from leased facilities and also leases equipment. Rent expense was $0.8 million, $0.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the approximate minimum rental commitments under noncancellable leases in excess of one year that expire at varying dates through 2029 were as follows:

Year ending December 31,	Amount
(in thousands)
2015	$926
2016	860
2017	800
2018	882
2019	981
2020-2029	10,055
$14,504

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

NOTE S—RELATED PARTY TRANSACTIONS

The Company had the following related parties’ activities with its shareholders:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Interest expense	$–	$–	$36
Consulting service fees	–	35	41

NOTE T—SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements were available to be issued.

On January 6, 2015, the Company entered into a Credit Facility Agreement (the “Credit Facility”) with CTBC Bank Co. Ltd. in Taipei, Taiwan (the “Bank”) for 90,000,000.00 NTD (New Taiwan Dollars), one year revolving credit facility. Borrowings under the Credit Facility will be used for general corporate purposes. The Company’s obligations under the Credit Facility are unsecured. Borrowings under the Credit Facility will bear interest at a rate based on the Bank’s corporate interest rate swap index plus 1.5%, adjusted monthly. As of the execution of the Credit Facility the Bank’s corporate interest rate swap index is 0.91%. The Credit Facility contains representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company) which are customary for credit facilities of this type.

On January 26, 2015, the Company entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of its campus expansion plan in Sugar Land, Texas. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. In connection with the Company’s campus expansion plan, the Company finalized the terms of its construction agreement with Skanska USA Building Inc. on January 19, 2015.

NOTE U—Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2014 and 2013.

	First	Second	Third	Fourth
Year ended December 31, 2014	Quarter	Quarter	Quarter	Quarter
Revenue	$24,859	$32,650	$36,549	$36,391
Cost of goods sold	16,206	21,462	24,403	24,132
Gross profit	$8,653	$11,188	$12,146	$12,259
Gross margin	34.8%	34.3%	33.2%	33.7%

Operating expenses:
Research and development	$3,546	$4,009	$4,194	$4,221
Sales and marketing	1,333	1,497	1,622	1,591
General and administrative	3,554	3,952	4,458	5,131
Total operating expenses	$8,433	$9,458	$10,274	$10,943

Income from operations	$220	$1,730	$1,872	$1,316
Interest and other income (expense), net	(110)	274	(218)	(602)
Net income before taxes	$110	$2,004	$1,654	$714
Income taxes	(25)	(85)	(77)	(12)
Net income	$85	$1,919	$1,577	$702

Net income per share—basic	$0.01	$0.13	$0.11	$0.05
Net income per share—diluted	$0.01	$0.12	$0.10	$0.05

	First	Second	Third	Fourth
Year ended December 31, 2013	Quarter	Quarter	Quarter	Quarter
Revenue	$14,317	$19,597	$20,766	$23,744
Cost of goods sold	9,732	14,150	14,445	17,068
Gross profit	$4,585	$5,447	$6,321	$6,676
Gross margin	32.0%	27.8%	30.4%	28.1%

Operating expenses:
Research and development	$2,004	$1,898	$2,211	$2,400
Sales and marketing	907	1,053	1,034	1,198
General and administrative	2,374	2,447	2,436	3,375
Total operating expenses	$5,285	$5,398	$5,681	$6,973

Income (loss) from operations	$(700)	$49	$640	$(297)
Interest and other income (expense), net	(294)	(331)	(250)	(223)
Net income (loss)	$(994)	$(282)	$390	$(520)

Net income (loss) per share—basic	$(3.74)	$(1.04)	$0.04	$(0.04)
Net income (loss) per share—diluted	$(3.74)	$(1.04)	$0.04	$(0.04)

