Form 10-Q
period 2015-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2015-05-11
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 5, 2015 there were 14,940,596 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1.   Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$9,909	$32,175
Restricted cash	1,048	509
Short-term investments	8,190	8,189
Accounts receivable - trade, net	29,962	31,589
Inventories	43,565	33,780
Notes receivable	651	980
Prepaid expenses and other current assets	7,814	6,017
Total current assets	101,139	113,239
Cash restricted for construction in progress	8,993
Property, plant and equipment, net	69,512	64,808
Land use rights, net	920	930
Intangible assets, net	3,828	3,833
Other assets, net	1,823	860
TOTAL ASSETS	$186,215	$183,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$18,721	$9,591
Accounts payable	25,301	30,799
Bank acceptance payable	1,445	1,271
Accrued liabilities	6,318	6,940
Total current liabilities	51,785	48,601
Notes payable and long-term debt, less current portion	18,773	19,057
Other long term liabilities	750	1,000
TOTAL LIABILITIES	71,308	68,658
Stockholders' equity (deficit):
Preferred Stock: 5,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014, $0.001 par value	–	–
Common Stock: 45,000 shares authorized; 14,893 shares issued and outstanding at March 31, 2015, $0.001 par value; 14,824 shares issued and outstanding at December 31, 2014, $0.001 par value	15	15
Additional paid-in capital	192,705	192,112
Accumulated other comprehensive gain	1,902	1,925
Accumulated deficit	(79,715)	(79,040)
TOTAL STOCKHOLDERS' EQUITY	114,907	115,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$186,215	$183,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended Mar 31,
	2015	2014
Revenue, net	$30,234	$24,859
Cost of goods sold	20,183	16,206
Gross profit	10,051	8,653
Operating expenses
Research and development	4,805	3,546
Sales and marketing	1,559	1,333
General and administrative	5,003	3,554
Total operating expenses	11,367	8,433
Income (loss) from operations	(1,316)	220
Other income (expense)
Interest income	74	79
Interest expense	(125)	(162)
Other expense, net	692	(27)
Total other income (expense)	641	(110)
Income (loss) before income taxes	(675)	110
Income taxes	–	(25)
Net income (loss)	$(675)	$85
Net income (loss) per share
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01
Weighted average shares used to compute net income (loss) per share
Basic	14,844,211	12,792,322
Diluted	14,844,211	13,787,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2015	2014
Net income (loss)	$(675)	$85
Foreign currency translation adjustment, net of tax	(23)	(279)
Comprehensive loss	$(698)	$(194)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2015		2014
Operating activities:
Net income (loss)	$(675)		$85
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for obsolete inventory	565		272
Depreciation and amortization	2,034		1,239
Loss on disposal of assets	10		(1)
Share-based compensation and warrant expense	516		489
Changes in operating assets and liabilities:
Accounts receivable	1,643		(1,829)
Bank acceptance receivable	326		–
Inventory	(10,543)		(4,822)
Other current assets	(1,764)		(46)
Accounts payable	(5,263)		4,298
Accrued liabilities	(647)		(406)
Net cash used in operating activities	(13,798)		(721)
Investing activities:
Purchase of short-term investments	(31)		–
Change in restricted cash for construction in progress	(8,993	)_	–
Purchase of property, plant and equipment	(6,333)		(5,647)
Proceeds from disposal of equipment	–		12
Deposits and deferred charges	(956)		(8)
Purchase of intangible assets	(94)		(3,065)
Net cash used in investing activities	(16,407)		(8,708)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	–		3,150
Principal payments of long-term debt and notes payable	(94)		(26)
Proceeds from line of credit borrowings	25,091		5,788
Repayments of line of credit borrowings	(16,253)		(14,954)
Proceeds from bank acceptance payable	1,267		2,307
Repayments of bank acceptance payable	(1,086)		(1,940)
Repayments of notes payable	(250)		(250)
Increase in restricted cash	(537)		(73)
Exercise of stock options	77		107
Proceeds from common stock offering, net	–		45,671
Net cash provided by financing activities	8,215		39,780
Effect of exchange rate changes on cash	(276)		54
Net increase (decrease) in cash	(22,266)		30,405
Cash and cash equivalents at beginning of period	32,175		22,006
Cash and cash equivalents at end of period	$9,909		$52,411
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$136		$164
Income taxes	$75		$26
Non-cash investing and financing activities:
Purchase of intangible assets with notes payable	$–		$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has manufacturing and research and development facilities in all three of its locations, located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component products. The Company operates a division in Taipei, Taiwan that primarily manufactures transceivers for both the data center and fiber-to-the-home (“FTTH”) markets and performs research and development activities for the transceiver products. The Company operates in Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (incorporated in the British Virgin Islands), the sole parent of Global Technology, Inc. (incorporated in the People’s Republic of China). Through Global Technology, the Company primarily manufactures Cable TV Broadband (“CATV”) systems and equipment and performs research and development activities for the CATV products.

Interim Financial Statements

The condensed consolidated financial statements of the Company, as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and March 31, 2014, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2015, as compared to the significant accounting policies described in its Annual Report.

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

Note 3.   Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of March 31, 2015				As of December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$9,909	$–	$–	$9,909	$32,175	$–	$–	$32,175
Restricted cash	10,041	–	–	10,041	509	–	–	509
Short term investments	8,190	–	–	8,190	8,189	–	–	8,189
Notes receivable	–	651	–	651	–	980	–	980
Total assets	$28,140	$651	$–	$28,791	$40,873	$980	$–	$41,853
Liabilities:
Bank acceptance payable	–	1,445	–	1,445	–	1,271	–	1,271
Total liabilities	$–	$1,445	$–	$1,445	$–	$1,271	$–	$1,271

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments.

Note 4.   Earnings Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options, restricted stock units/awards and warrants outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive, and therefore for those periods basic and dilutive earnings per share are the same.

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Numerator:
Net income (loss)	$(675)	$85
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	14,844	12,792
Effective of dilutive options and warrants	–	996
Diluted	14,844	13,788
Net income (loss) per share
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2015	2014
Employee stock options	412	–
Restricted stock units/awards	4	–
	416	–

Note 5.   Inventory

Inventories consist of the following for the periods indicated (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$16,615	$16,243
Work in process	20,964	13,379
Finished goods	5,986	4,158
	$43,565	$33,780

The lower of cost or market adjustment expensed for inventory for the three months ended March 31, 2015 and 2014 was $0.6 million and $0.3 million, respectively.

Note 6.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2015	December 31, 2014
Land improvements	$103	$103
Building and improvements	25,056	16,196
Machinery and equipment	65,384	61,529
Furniture and fixtures	1,974	1,938
Computer equipment and software	5,372	4,712
Transportation equipment	272	270
	98,161	84,748
Less accumulated depreciation and amortization	(35,519)	(32,412)
	62,642	52,336
Construction in progress	5,769	11,371
Land	1,101	1,101
Property, plant and equipment, net	$69,512	$64,808

For the three months ended March 31, 2015 and 2014, depreciation expense of property, plant and equipment was $1.9 million and $1.2 million, respectively.

Note 7.   Intangible Assets

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2015
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$5,062	$(1,239)	$3,823
Trademarks	14	(9)	5
Total intangible assets	5,076	(1,248)	3,828

	December 31, 2014
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$4,968	$(1,141)	$3,827
Trademarks	14	(8)	6
Total intangible assets	4,982	(1,149)	3,833

For the three months ended March 31, 2015 and 2014, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $100,000 and $69,000, respectively. The remaining weighted average amortization period for intangible assets is approximately 10 years.

In 2014 the Company acquired an intangible asset from an unrelated company in the form of a license to various patents related to transceiver product technology. The weighted-average amortization period for the license is 10 years.

Note 8.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2015	December 31, 2014
Revolving line of credit with a U.S. bank up to $15,000 with interest at LIBOR plus 2.75%, maturing July 15, 2017	15,000	15,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing July 31, 2019	4,906	5,000
Revolving line of credit with a Taiwan bank up to $3,000 with interest based on the bank’s corporate interest rate index+ 1.5%, or 2.40% maturing on November 15, 2015	2,769	–
Revolving line of credit with a Taiwan bank up to $4,000 with interest at LIBOR plus 1.2% maturing on February 6, 2016	3,642	3,605
Revolving line of credit with a Taiwan bank up to $3,000 with interest at LIBOR plus 1.7% maturing on February 6, 2016	2,351	–
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 0.41% or LIBOR plus 1.28% maturing on November 27, 2015	3,572	3,536
Note payable to a finance company due in monthly installments with 4.95% interest, maturing July 30, 2015	255	443
Revolving line of credit with a China bank up to $3,200 with interest ranged from 0.76% to 1.66%, which mature in April and May 2015	2,557	1,064
Revolving line of credit with a China bank up to $7,200 with interest at 108% of China Prime rate, or 5.79%, maturing March 17, 2016	2,442	–
Total	37,494	28,648
Less current portion	(18,721)	(9,591)
Long term portion	$18,773	$19,057
Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $434, and maturity dates ranging from April 2015 to September 2015	1,445	1,271

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2015. The one-month LIBOR rate was 0.15% on March 31, 2015.

Maturities of notes payable and long-term debt are as follows for the future one-year periods ending March 31 (in thousands):

2016	18,721
2017	16,132
2018	1,132
2019 thereafter	1,509
Total outstanding	$37,494

The loan and security agreement in the U.S. with East West Bank included a $15.0 million revolving line of credit which matures on July 15, 2017. Also included with the same bank is a term loan of up to $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75%. As of March 31, 2015, $15.0 million was outstanding under the revolving line of credit and $4.9 million was outstanding under the term loan.

On January 26, 2015, the Company entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of its campus expansion plan in Sugar Land, Texas. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. As of March 31, there were no amounts outstanding under this loan agreement.

The loan and security agreements with East West Bank require the Company to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. As of March 31, 2015, the Company was in compliance with all covenants contained in these agreements.

On January 6, 2015, the Company’s Taiwan location entered into a Credit Facility with CTBC Bank Co. Ltd. in Taipei, Taiwan for 90 million New Taiwan dollar ($3.0 million USD), one year revolving credit facility. Its obligations under the Credit Facility are unsecured. Borrowings under the Credit Facility will bear interest at a rate based on the Bank’s corporate interest rate index plus 1.5%, adjusted monthly. As of the execution of the Credit Facility the Bank’s corporate interest rate swap index is 0.91%. As of March 31, 2015, $2.8 million was outstanding under this credit facility.

On March 9, 2015, the Company’s Taiwan location renewed its $4.0 million, one year revolving credit facility agreement, originally dated December 31, 2013, with E. Sun Commercial Bank. Its obligations under the credit facility are secured by our $4.0 million cash deposit in a one-year CD with such bank and mature on February 6, 2016. The revolving line of credit bears interest at a rate equal to 1.78% for New Taiwan dollar borrowings and LIBOR plus 2.0% and a 0.10% service fee for U.S. dollar borrowings. As of March 31, 2015, $3.6 million was outstanding under this credit facility.

On March 9, 2015, the Company’s Taiwan location entered into an additional credit facility agreement with E. Sun Commercial Bank for a $3.0 million, one year revolving, unsecured credit facility, maturing on February 6, 2016. Borrowings under this credit facility will bear interest at a rate not less than the LIBOR borrowing rate plus 1.7%, divided by 0.946, and will also incur a 0.5% service fee. As of March 31, 2015, there are $2.4 million outstanding under this credit facility.

On March 25, 2015, the Company’s Taiwan location renewed its $4.0 million, one year revolving credit facility agreement, originally dated December 31, 2013, with Mega International Commercial Bank. Obligations under the credit facility are secured by a $4.0 million cash deposit in a one-year CD with such bank and mature on November 27, 2015. Borrowings under this credit facility will bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. dollar borrowings, New Taiwan dollar borrowings interest will bear at a rate equal to the Bank’s base lending rate plus 0.76% and all other currency borrowings interest will bear at a rate equal to the Bank’s base lending rate plus 1.0% divided by 0.946. The current Bank base lending rate is 2.875%. As of March 31, 2015, $3.6 million was outstanding under this credit facility.

The Company’s Taiwan location had an outstanding note payable balance of $0.3 million with a financing company that matures on July 31, 2015.

As of March 31, 2015, the Company’s China subsidiary had credit facilities with China Construction Bank totaling $10.4 million, one line is U.S. currency based and the other is RMB currency based. As of March 31, 2015, the Company had a U.S. currency based loan of $2.6 million outstanding under various notes with three-month terms, maturing from April 2015 to May 2015. There was $2.4 million outstanding under the RMB currency based credit facility as of March 31, 2015, with a maturity date of March 17, 2016.

As of March 31, 2015, the Company had $32.1 million of unused borrowing capacity.

Note 9.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll	$3,160	$3,662
Accrued employee benefits	415	808
Accrued income taxes	–	52
Accrued state and local taxes	150	330
Advance payments	761	528
Accrued product warranty	230	247
Accrued other	1,602	1,313
	$6,318	$6,940

Note 10.  Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
Unrealized foreign exchange gain (loss)	$43	$(185)
Realized foreign exchange gain (loss)	319	66
Government subsidy income	199	80
Other non-operating gain (loss)	141	11
Gain (loss) on disposal of assets	(10)	1
	$692	$(27)

Note 11.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

The Company issues stock options to employees, consultants and non-employee directors. Stock option awards generally vest over a four year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value on the date of the grant. Nonqualified and Incentive Stock Options, restrictive stock awards (“RSAs”) and restrictive stock units (“RSUs”) may be granted from these plans. Prior to the Company’s initial public offering, the fair market value of the Company’s stock had been historically determined by the board of directors and from time to time with the assistance of third party valuation specialists.

Stock Options

Options have been granted to the Company’s employees under the five incentive plans and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and semi-annually thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,423	8.96	4.48	–	3,486
Exercised	(11)	7.05	3.59	–	50
Forfeited	(16)	9.93	5.32	–	22
Outstanding, March 31, 2015	1,396	$8.96	$4.47	7.852	$6,869
Exercisable, March 31, 2015	687	$8.20	$3.69	7.357	$3,905
Vested and expected to vest	1,326	$8.91	$4.43	7.823	$6,592

As of March 31, 2015, there was approximately $3.2 million of unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over 2.37 years.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity:

	Number of shares	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	21	18.22	238
Granted	123	8.94	1,105
Exercised/Released	1	3.59	16
Cancelled/Forfeited	(2)	8.94	–
Outstanding at March 31, 2015	143	$10.31	$1,992
Exercisable, March 31, 2015	17	$18.20	$231
Vested and expected to vest	137	$10.35	$1,908

As of March 31, 2015 was $1.0 million of unrecognized compensation expense related to these RSU’s and RSA’s. This expense is expected to be recognized over 3.81 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
Share-Based compensation - by expense type
Cost of sales	$16	$25
Research and development	53	25
Sales and marketing	50	23
General and administrative	397	416
	$516	$489

	Three months ended March 31,
	2015	2014
Share-Based compensation - by award type
Employee stock options	$385	$414
Restricted stock units/awards	131	73
Warrants	–	2
	$516	$489

Note 12.  Stockholders’ Equity

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

Warrants

As of March 31, 2015 and December 31, 2014, the Company had no outstanding warrants to purchase common or preferred stock, but approximately 30,000 outstanding as of March 31, 2014.

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

Note 13.  Segment and Geographic Information

The Company operates in one reportable segment. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis, accompanied by information about product revenue, for purposes of evaluating financial performance and allocating resources.

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended March 31,
	2015	2014
Revenues:
United States	$7,294	$5,137
Taiwan	18,341	14,340
China	4,599	5,382
	$30,234	$24,859

	As of the period ended
	March 31,	December 31,
	2015	2014
Long-lived assets:
United States	$19,074	$15,875
Taiwan	37,411	35,688
China	17,775	18,008
	$74,260	$69,571

Note 14.  Subsequent Events

On April 1, 2015, the Company’s Taiwan location entered into a comprehensive credit line agreement with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on April 1, 2016. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the credit line agreement reduce the amounts available under the existing credit line between the bank and its China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement will bear interest at a rate not less than LIBOR plus 1.5% for U.S. dollar borrowings and at a rate of not less than Taiwan Interbank Offered Rate plus 0.9% for New Taiwan dollar borrowings.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have grown our revenue at a 31.7% CAGR between 2009 and 2014, including 66.3% growth year-over-year from 2013 to 2014. Our revenue growth in 2014 was driven primarily by increasing revenue from our internet data center customers. Growth in the first three months of 2015 has been driven primarily by increasing revenue from our internet data center and CATV customers.

Our principal executive offices are located at 13115 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three months ended March 31,
	2015	2014
Revenue, net	100.0%	100.0%
Cost of goods sold	66.8%	65.2%
Gross profit	33.2%	34.8%
Operating expenses
Research and development	15.9%	14.3%
Sales and marketing	5.2%	5.4%
General and administrative	16.5%	14.3%
Total operating expenses	37.6%	33.9%
Income (loss) from operations	-4.4%	0.9%
Other income (expense)
Interest income	0.2%	0.3%
Interest expense	-0.4%	-0.7%
Other expense, net	2.3%	-0.1%
Total other expense	2.1%	-0.4%
Income (loss) before income taxes	-2.2%	0.4%
Income taxes	0.0%	-0.1%
Net income (loss)	-2.2%	0.3%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the CATV, FTTH and internet data center markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. We also anticipate that our revenue derived from the internet data center market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
CATV	39.7%	39.2%
Data Center	54.0%	46.6%
FTTH	0.4%	8.9%
Other	5.9%	5.3%
	100.0%	100.0%

	Three months ended March 31,		Change
	2015	2014	Amount	%
CATV	$12,014	$9,748	$2,266	23.2%
Data Center	16,316	11,575	4,741	41.0%
FTTH	122	2,216	(2,094)	(94.5%	)
Other	1,782	1,320	462	35.0%
Total Revenue	$30,234	$24,859	$5,375	21.6%

Revenues in the internet data center market were driven primarily by increasing demand for our 40 gigabits per second transceivers as our customers continued to upgrade their technology infrastructure. The decrease in revenue in our FTTH market is due to decreased demand from our major FTTH customer. The increase in revenues in the CATV market for the year was a result of continuing shipments of older products along with revenue derived from newly-designed products that have begun to be sold in higher quantities by our customers.

For the three months ended March 31, 2015, our top ten customers represented 90.5% of our revenue.

Cost of goods sold and gross margin

	Three months ended March 31,
	2015		2014		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$20,183	66.8%	$16,206	65.2%	$3,977	24.5%
Gross margin		33.2%		34.8%

Cost of goods sold increased by $4.0 million, or 24.5%, from the three months ended March 31, 2014 to 2015, primarily due to a 21.6% increase in sales over the prior year. Within our markets, we sell similar products in different geographic regions at different prices, resulting in different gross margins among our products. The decrease in gross margin was primarily the result of a product mix in our internet data center products.

Operating expenses

	Three months ended March 31,
	2015		2014		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$4,805	15.9%	$3,546	14.3%	$1,259	35.5%
Sales and marketing	1,559	5.2%	1,333	5.4%	226	17.0%
General and administrative	5,003	16.5%	3,554	14.3%	1,449	40.8%
Total operating expenses	$11,367	37.6%	$8,433	33.9%	$2,934	34.8%

Research and development expense

Research and development expense increased by $1.3 million, or 35.5%, from the three months ended March 31, 2014 compared to the three months ended March 31, 2015. This was primarily due to increases in personnel costs, rent and utilities, R&D work orders and project costs related to WDM-PON products, 40G and 100G data center products and other new product development, and increase in depreciation expense resulting from additional R&D equipment investments.

Sales and marketing expense

Sales and marketing expense increased by $0.2 million, or 17.0%, from the three months ended March 31, 2014 compared to the three months ended March 31, 2015. This was due to an increase in personnel costs from additional sales and marketing staff to better serve our customers, expenses for a new sales incentive program and an increase in sales commissions directly related to our revenue growth.

General and administrative expense

General and administrative expense increased by $1.4 million, or 40.8%, from the three months ended March 31, 2014 compared to the three months ended March 31, 2015. This was primarily due to an increase in payroll and benefits, share-based compensation expense and professional fees as well as non-recurring expenses related to the relocation of our Taiwan plant.

Other income (expense), net

	Three months ended March 31,
	2015			2014			Change
		% of			% of
	Amount	Revenue		Amount	Revenue		Amount	%
	(in thousands, except percentages)
Interest income	$74	0.2%		$79	0.3%		$(5)	(6.3%	)
Interest expense	(125)	(0.4%	)	(162)	(0.7%	)	37	(22.8%	)
Other income (expense), net	692	2.3%		(27)	(0.1%	)	719	(2663.0%	)
Total Other income (expense), net	$641	2.1%		$(110)	(0.4%	)	$751	(682.7%	)

Interest income decreased over the same prior year periods due to lower cash and investment balances.

Interest expense decreased overall for the periods due to the benefit of lower interest rates as well as lower loan balances.

Other income (expense), net decreased by $0.7 million from the three months ended March 31, 2014 compared to the three months ended March 31, 2015 due to unrealized foreign exchange gain resulting from the appreciation of Asia currencies against the U.S. dollar compared to the same prior year period. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We received $0.1 million more subsidy in the three months ended March 31, 2015 as compared to the same period in 2014.

Provision for income taxes

	Three months ended March 31,
	2015	2014	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$–	$25	(25)	(100.0%	)

Our income tax expense for the three months ended March 31, 2014 consists of U.S. alternative minimum tax recorded during the periods. Due to historic losses in the U.S., our net deferred tax assets are fully offset by a deferred tax valuation allowance.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. On October 1, 2013, we completed our initial public offering, in which we issued and sold 3.6 million shares of our common stock at a public offering price of $10.00 per share, providing proceeds of $31.5 million, net of underwriting discounts and commissions and offering expenses. On March 25, 2014, we completed a secondary offering, in which we issued and sold 1.6 million shares of our common stock at an offering price of $24.25 per share, and on March 28, 2014, we sold an additional 0.4 million shares as a result of the underwriters’ exercise of their option to purchase additional shares, providing proceeds of $45.7 million, net of underwriting discounts and commissions and offering expenses. As of March 31, 2015, our cash, cash equivalents, restricted cash and short-term investments totaled $28.1 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(13,798)	$(971)
Net cash used in investing activities	(16,407)	(8,708)
Net cash provided by financing activities	8,215	40,030
Effect of exchange rates on cash and cash equivalents	(276)	54
Net increase (decrease) in cash and cash equivalents	$(22,266)	$30,405

Operating activities

For the three months ended March 31, 2015, net cash used in operating activities was $14.0 million. During the three months ended March 31, 2015, we recorded a net loss of $0.7 million. The net loss incorporated non-cash charges, including depreciation and amortization of $2.0 million, share-based compensation expenses of $0.5 million and non-cash increases to our inventory reserve account of $0.6 million. Cash used in operating activities primarily related to an increase in inventory related to sales orders, a decrease in accounts payable to our vendors and an increase in prepaid and other current assets.

For the three months ended March 31, 2014, net cash used in operating activities was $1.0 million. During the three months ended March 31, 2014, we recorded a $0.1 million net income. The net income incorporated non-cash charges, including depreciation and amortization of $1.2 million, share-based compensation expenses of $0.5 million and non-cash increases to our inventory reserve account of $0.3 million. Cash used in operating activities primarily related to an increase in accounts payable and an increase in accrued liabilities.

Investing activities

For the three months ended March 31, 2015, net cash used in investing activities was $6.0 million for the purchase of additional machinery and equipment, for investment in construction of our U.S. plant expansion, offset by a decrease in deferred charges.

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

For the three months ended March 31, 2015, our financing activities used $0.8 million in cash. We repaid $8.9 million in net borrowings associated with our bank loans and increased restricted cash of $9.5 million related to our U.S. plant expansion project and bank loan requirements.

For the three months ended March 31, 2014, our financing activities provided $40.0 million in cash. We received $45.7 million in net proceeds from a secondary offering of common stock. This increase was offset by the repayment of $5.7 million in net borrowings associated with our bank loans.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank in the U.S., lines of credit and financing agreements for our Taiwan location and several lines of credit arrangements for our China subsidiary. As of March 31, 2015, we had $32.1 million of unused borrowing capacity.

As of March 31, 2015, our loan and security agreement in the U.S. with East West Bank included a $15.0 million revolving line of credit which matures on July 15, 2017. Also included with the same bank is a term loan of up to $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75%. As of March 31, 2015, we had $15.0 million outstanding under the revolving line of credit and $4.9 million outstanding under the term loan.

On January 26, 2015, we entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. As of March 31, there were no amounts outstanding under this loan agreement.

Our loan and security agreements with East West Bank require us to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. As of March 31, 2015, we were in compliance with all covenants contained in these agreements.

On January 6, 2015, our Taiwan location entered into a Credit Facility with CTBC Bank Co. Ltd. in Taipei, Taiwan for 90.0 million New Taiwan dollar ($3.0 million USD), one year revolving credit facility. Our obligations under the Credit Facility are unsecured. Borrowings under the Credit Facility will bear interest at a rate based on the Bank’s corporate interest rate index plus 1.5%, adjusted monthly. As of the execution of the Credit Facility the Bank’s corporate interest rate swap index is 0.91%. As of March 31, 2015, $2.8 million was outstanding under this credit facility.

On March 9, 2015, our Taiwan location renewed its $4.0 million, one year revolving credit facility agreement, originally dated December 31, 2013, with E. Sun Commercial Bank. Our obligations under the credit facility are secured by our $4.0 million cash deposit in a one-year CD with such bank and mature on February 6, 2016. The revolving line of credit bears interest at a rate equal to 1.78% for New Taiwan Dollar borrowings and LIBOR plus 2.0% and a 0.10% service fee for U.S. dollar borrowings. As of March 31, 2015, $3.6 million was outstanding under this credit facility.

On March 9, 2015, our Taiwan location entered into an additional credit facility agreement with E. Sun Commercial Bank for a $3.0 million, one year revolving, unsecured credit facility, maturing on February 6, 2016. Borrowings under this credit facility will bear interest at a rate not less than the LIBOR borrowing rate plus 1.7%, divided by 0.946, and will also incur a 0.5% service fee. As of March 31, 2015, there are $2.4 million outstanding under this credit facility.

On March 25, 2015, our Taiwan location renewed its $4.0 million, one year revolving credit facility agreement, originally dated December 31, 2013, with Mega International Commercial Bank. Our obligations under the credit facility are secured by our $4.0 million cash deposit in a one-year CD with such bank and mature on November 27, 2015. Borrowings under this credit facility will bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. dollar borrowings, New Taiwan dollar borrowings interest will bear at a rate equal to the Bank’s base lending rate plus 0.76% and all other currency borrowings interest will bear at a rate equal to the Bank’s base lending rate plus 1.0% divided by 0.946. The current Bank base lending rate is 2.875%. As of March 31, 2015, $3.6 million was outstanding under this credit facility.

On April 1, 2015, our Taiwan location entered into a comprehensive credit line agreement with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on April 1, 2016. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the credit line agreement reduce the amounts available under of the existing credit line between the bank and our China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement will bear interest at a rate not less than LIBOR plus 1.5% for US dollar borrowings and at a rate of not less than Taiwan Interbank Offered Rate plus 0.9% for New Taiwan dollar borrowings.

Our Taiwan location had an outstanding note payable balance of $0.3 million with a financing company that matures on July 31, 2015.

As of March 31, 2015, our China subsidiary had credit facilities with China Construction Bank totaling $10.4 million, one line is U.S. currency based and the other is RMB currency based. As of March 31, 2015, we had a U.S. currency based loan of $2.6 million outstanding under various notes with three-month terms, maturing from April 2015 to May 2015. There was $2.4 million outstanding under the RMB currency based credit facility as of March 31, 2015, with a maturity date of March 17, 2016.

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

Frequently, we also direct our banking partners to issue bank acceptance notes payable to our suppliers in China in exchange for accounts payable. Our China subsidiary’s banks issue the notes to vendors and issue payment to vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within nine months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our China subsidiary. These balances are classified as restricted cash on our consolidated balance sheets. As of March 31, 2015, our restricted cash related to these bank acceptance notes totaled $0.4 million, and our outstanding bank acceptance notes payable was $1.4 million.

Future liquidity needs

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the expansion of our manufacturing capacity and the continuing market acceptance of our products. In the event that additional liquidity is required to meet our long-term investments, we may need to explore additional sources of liquidity by additional bank credit facilities or raising capital through additional equity or debt financing. The sale of additional equity or debt security could result in additional dilution to our stockholders, and its terms and prices may not be acceptable to us. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2015 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank acceptance payable and long-term debt(1)	$38,939	$20,166	$17,358	$1,415
Operating leases(2)	14,225	916	2,583	991	9,735

Total commitments	$53,164	$21,082	$19,941	$2,406	$9,735

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, term loans and bank acceptance notes. The amount presented in the table represents the principal portion of the obligations.
(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2015, we did not, and we do not currently, have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2014, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; service and product warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of March 31, 2015, our U.S. debt bears a variable rate of interest that is based on LIBOR. The debt subject to variable rates is subject to fluctuation in the LIBOR. As of March 31, 2015, the interest on our China debt varied based on when each term loan is drawn. Once drawn the interest remains fixed for the term of that draw. As of March 31, 2015, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended March 31, 2015, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.4 million in our interest expense for such period.

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

During the three months ended March 31, 2015, 4.1% of our revenue was denominated in RMB and no revenue was denominated in NT dollars. In the three months ended March 31, 2015, 15.8% of our operating expenses were denominated in RMB and 33.3% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates for RMB and NT dollars for U.S. dollars were 1% higher during the three months ended March 31, 2015, our operating expenses would have been higher by $0.1 million.

As of March 31, 2015, we held the U.S. dollar equivalent of approximately $10.2 million in RMB and $0.8 million in NT dollars, including cash and cash equivalents. With respect to our cash and cash equivalents as of March 31, 2015, a 1.0% change in the exchange rates between the RMB and the U.S. dollar or the NT dollar and the U.S. dollar would result in an immaterial change in our total cash and cash equivalents.

During the three months ended March 31, 2015 and 2014, we recognized a $0.4 million foreign currency transaction gain.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Part II. Other Information

Item 1.   Legal Proceedings

As of March 31, 2015, we were not involved in any material pending legal proceedings.

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

We generate much of our revenue from a limited number of customers. In 2014, 2013 and 2012 and the three months ended March 31, 2015, our top ten customers represented 87.2%, 76.9%, 77.6% and 90.5% of our revenue, respectively. In 2014, Amazon represented 45.8% of our revenue, Cisco Systems, Inc. represented 8.9% of our revenue and a leading internet service provider represented 6.7% of our total revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

The market price of our common stock has been and is likely to be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Quarterly Report on Form 10-Q, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

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

We are an emerging growth company within the meaning of the rules under the Securities Act. We have in this Quarterly Report on Form 10-Q utilized, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation and an exemption from the requirement that outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important.

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

On March 25, 2014, we closed our follow-on public offering of 3,000,000 shares of common stock, at a price of $24.25 per share before underwriting discounts and commissions. We sold 1,575,235 of such shares and existing stockholders sold an aggregate of 1,424,765 of such shares. On March 28, 2014 we sold an additional 450,000 shares as a result of the underwriters’ exercise of their option to purchase additional shares. Raymond James & Associates, Inc. and Piper Jaffray & Co. were the managing underwriters. The follow-on public offering generated net proceeds to us of $45.7 million, after deducting underwriting discounts and commissions of $2.7 million and other offering expenses of approximately $0.8 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on public offering.

There have been no material changes in the use of proceeds from our initial public offering and our follow-on public offering from that described in our registration statements filed with the SEC. As of December 31, 2014, we have used the entire net proceeds for working capital, the continued expansion of our existing business and general corporate purposes including the repayment of outstanding indebtedness.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See Exhibit Index on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: May 11, 2015	By:	/s/ Stefan J. Murry Stefan J. Murry Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.1*

Loan Agreement, dated January 6, 2015, between Applied Optoelectronics, Inc. and CTBC Bank Co. Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2015).

10.2*

Construction Loan Agreement, dated January 26, 2014, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2015).

10.3*

Commercial Security Agreement, dated January 26, 2014, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2015).

10.4*

Promissory Note, dated January 26, 2014, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2015).

10.5*	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of March 31, 2015) (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2015).

10.6*	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of March 31, 2015) (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2015).

10.7*

Translation of $4 Million Credit Facility Agreement, dated March 9, 2015, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

10.8*

Translation of $3 Million Credit Facility Agreement, dated March 9, 2015, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

10.9*	Translation of Loan Approval Notice of E. Sun Commercial Bank Co., Ltd., dated March 12, 2015 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

10.10*

Translation of US$4 Million Credit Facility Agreement, dated March 25, 2015, between Applied Optoelectronics, Inc. and Mega International Commercial Bank Co., Ltd (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2015).

10.11*

Translation of Comprehensive Credit Line Contract and General Agreement, dated April 1, 2015, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2015).

10.12*

Translation of Approval Notice of China Construction Bank, Taipei Branch (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2015).

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

____________________

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

