Form 10-K/A
period 2014-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2015-05-14
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed on March 5, 2015 (the “Original 10-K”), of Applied Optoelectronics, Inc., a Delaware corporation (the “Company” or “we”). We are filing this Amendment solely to correct an inadvertent error on the cover page of the Original 10-K in which the box identifying the Company as a non-accelerated filer was incorrectly checked. The error has been corrected in this Amendment by checking the “Accelerated filer” box on the cover page. This Amendment does not reflect events occurring after March 5, 2015 or otherwise modify or update the disclosures set forth in the Original 10-K, including the financial statements and notes thereto included in the Original 10-K.

2

Part IV

Item 15. Exhibits, Financial Statements Schedules

The following documents are filed as part of this report:

(a)         Exhibits

See the Exhibit Index which follows the signature page of this Amendment, which is incorporated herein by reference.

3

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2015.

APPLIED OPTOELECTRONICS, INC.

By:	/s/ Chih-Hsiang (Thompson) Lin Chih-Hsiang (Thompson) Lin, President and Chief Executive Officer and Chairman of the Board of Directors

4

INDEX TO EXHIBITS

Number	Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

5