Form 10-Q
period 2015-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2015-08-07
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 3, 2015 there were 15,122,710 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1.   Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$28,412	$32,175
Restricted cash	2,495	509
Short-term investments	8,324	8,189
Accounts receivable - trade, net	32,907	31,589
Inventories	52,451	33,780
Notes receivable	–	980
Prepaid expenses and other current assets	8,031	6,017
Total current assets	132,620	113,239
Cash restricted for construction in progress	5,089	–
Property, plant and equipment, net	78,979	64,808
Land use rights, net	919	930
Intangible assets, net	3,837	3,833
Other assets, net	1,303	860
TOTAL ASSETS	$222,747	$183,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$30,990	$9,591
Accounts payable	29,755	30,799
Bank acceptance payable	2,660	1,271
Accrued liabilities	7,348	6,940
Total current liabilities	70,753	48,601
Long-term debt, less current portion	29,596	19,057
Other long term liabilities	500	1,000
TOTAL LIABILITIES	100,849	68,658
Stockholders' equity (deficit):
Preferred Stock: 5,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014, $0.001 par value	–	–
Common Stock: 45,000 shares authorized; 14,949 shares issued and outstanding at June 30, 2015, $0.001 par value; 14,824 shares issued and outstanding at December 31, 2014, $0.001 par value	15	15
Additional paid-in capital	193,488	192,112
Accumulated other comprehensive gain	2,021	1,925
Accumulated deficit	(73,626)	(79,040)
TOTAL STOCKHOLDERS' EQUITY	121,898	115,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,747	$183,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue, net	$49,632	$32,650	$79,866	$57,509
Cost of goods sold	32,901	21,462	53,084	37,668
Gross profit	16,731	11,188	26,782	19,841
Operating expenses
Research and development	4,701	4,009	9,506	7,555
Sales and marketing	1,607	1,497	3,166	2,830
General and administrative	4,534	3,952	9,537	7,506
Total operating expenses	10,842	9,458	22,209	17,891
Income from operations	5,889	1,730	4,573	1,950
Other income (expense)
Interest income	80	106	154	185
Interest expense	(300)	(60)	(425)	(222)
Other income, net	555	228	1,247	201
Total other income	335	274	976	164
Income before income taxes	6,224	2,004	5,549	2,114
Income taxes	(135)	(85)	(135)	(110)
Net income	$6,089	$1,919	$5,414	$2,004
Net income per share
Basic	$0.41	$0.13	$0.36	$0.15
Diluted	$0.38	$0.12	$0.34	$0.14
Weighted average shares used to
compute net income per share
Basic	14,936,442	14,785,437	14,890,581	13,794,384
Diluted	15,871,745	15,641,694	16,015,158	14,620,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$6,089	$1,919	$5,414	$2,004
Foreign currency translation adjustment, net of tax	119	139	96	(140)
Comprehensive income	$6,208	$2,058	$5,510	$1,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Six months ended June 30, 2015

(Unaudited, in thousands)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain	Accumulated deficit	Total stockholders' equity
December 31, 2014	14,824	$15	$192,112	$1,925	$(79,040)	$115,012
Issuance of shares under equity plans	125	–	327	–	–	$327
Stock based compensation	–	–	1,049	–	–	$1,049
Net income	–	–	–	–	5,414	$5,414
Foreign currency translation adjustment	–	–	–	96	–	$96
June 30, 2015	14,949	$15	$193,488	$2,021	$(73,626)	$121,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2015	2014
Operating activities:
Net income	$5,414	$2,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for obsolete inventory	1,251	768
Depreciation and amortization	4,313	2,670
Loss (gain) on disposal of assets	10	(1)
Share-based compensation and warrant expense	1,049	1,007
Changes in operating assets and liabilities:
Accounts receivable	(1,234)	(2,829)
Notes receivable	980	(463)
Inventory	(19,683)	(12,360)
Other current assets	(1,908)	(1,012)
Accounts payable	(1,118)	9,337
Accrued liabilities	340	1,097
Net cash provided by (used in) operating activities	(10,586)	218
Investing activities:
Purchase of short-term investments	(124)	(53)
Change in restricted cash for construction in progress	(5,089)	–
Purchase of property, plant and equipment	(17,379)	(13,101)
Proceeds from disposal of equipment	45	12
Deposits and deferred charges	(418)	(813)
Purchase of intangible assets	(205)	(3,153)
Net cash used in investing activities	(23,170)	(17,108)
Financing activities:
Proceeds from issuance of long-term debt	8,357	3,150
Principal payments of long-term debt	(870)	(8,076)
Proceeds from line of credit borrowings	72,006	10,763
Repayments of line of credit borrowings	(47,855)	(22,304)
Proceeds from bank acceptance payable	3,405	3,826
Repayments of bank acceptance payable	(2,016)	(3,773)
Repayments of notes payable	(500)	(250)
Increase in restricted cash	(1,975)	(164)
Exercise of stock options	327	219
Proceeds from common stock offering, net	–	45,630
Net cash provided by financing activities	30,879	29,021
Effect of exchange rate changes on cash	(886)	(58)
Net increase (decrease) in cash	(3,763)	12,073
Cash and cash equivalents at beginning of period	32,175	22,006
Cash and cash equivalents at end of period	$28,412	$34,079
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$462	$254
Income taxes	$117	$71
Non-cash investing and financing activities:
Purchase of intangible assets with notes payable	$–	$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Description of Business

Business Overview

Applied Optoelectronics, Inc., or AOI, was originally incorporated in Texas in February of 1997 and then converted to a Delaware corporation in March of 2013. AOI together with its wholly-owned subsidiaries are collectively referred to as the Company. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for three networking end-markets: internet data centers, cable television, and fiber-to-the-home. The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities in all three of its locations, located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component products. The Company operates a division in Taipei, Taiwan that primarily manufactures transceivers for both the data center and fiber-to-the-home (“FTTH”) markets and performs research and development activities for the transceiver products. The Company operates in Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (incorporated in the British Virgin Islands). Prime World International Holdings, Ltd., is the sole parent of Global Technology, Inc. (incorporated in the People’s Republic of China). Through Global Technology Inc, the Company primarily manufactures Cable TV Broadband (“CATV”) systems and equipment and performs research and development activities for the CATV products.

Interim Financial Statements

The condensed consolidated financial statements of the Company, as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and June 30, 2014, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2015, as compared to the significant accounting policies described in its Annual Report.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. In April 2015, the FASB deferred this standard’s effective date by one year. The deferral allows early adoption at the original effective date. Entities have the option of either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory ("ASU 2015-11"). The amendments in ASU 2015-11 clarify the subsequent measurement of inventory requiring an entity to subsequently measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU applies only to inventory that is measured using the first-in, first-out (FIFO) or average cost method. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in ASU 2015-11 should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The company is currently assessing the impact that this standard will have on its consolidated financial statements.

Note 3.   Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of June 30, 2015				As of December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$28,412	$–	$–	$28,412	$32,175	$–	$–	$32,175
Restricted cash	2,495	–	–	2,495	509	–	–	509
Short term investments	8,324	–	–	8,324	8,189	–	–	8,189
Notes receivable	–	–	–	–	–	980	–	980
Cash restricted for construction in progress	5,089	–	–	5,089	–	–	–	–
Total assets	$44,320	$–	$–	$44,320	$40,873	$980	$–	$41,853
Liabilities:
Bank acceptance payable	–	2,660	–	2,660	–	1,271	–	1,271
Total liabilities	$–	$2,660	$–	$2,660	$–	$1,271	$–	$1,271

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments.

Note 4.   Earnings Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options, restricted stock units/awards and warrants outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive, and therefore for those periods basic and dilutive earnings per share are the same.

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$6,089	$1,919	$5,414	$2,004
Denominator:
Weighted average shares used to compute net income per share
Basic	14,936	14,785	14,891	13,794
Effect of dilutive options and warrants	936	857	1,124	827
Diluted	15,872	15,642	16,015	14,621
Net income per share
Basic	$0.41	$0.13	$0.36	$0.15
Diluted	$0.38	$0.12	$0.34	$0.14

There were no securities that were excluded from the computation of diluted net income per share.

Note 5.   Inventory

Inventories consist of the following for the periods indicated (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$20,145	$16,243
Work in process	23,984	13,379
Finished goods	8,322	4,158
	$52,451	$33,780

The lower of cost or market adjustment expensed for inventory for the three months ended June 30, 2015 and 2014 was $0.7 million and $0.5 million, respectively. The lower of cost or market adjustment expensed for inventory for the six months ended June 30, 2015 and 2014 was $1.3 million and $0.8 million, respectively.

Note 6.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2015	December 31, 2014
Land improvements	$850	$103
Building and improvements	26,532	16,196
Machinery and equipment	71,662	61,529
Furniture and fixtures	2,105	1,938
Computer equipment and software	5,553	4,712
Transportation equipment	273	270
	106,975	84,748
Less accumulated depreciation and amortization	(36,477)	(32,412)
	70,498	52,336
Construction in progress	7,380	11,371
Land	1,101	1,101
Property, plant and equipment, net	$78,979	$64,808

For the three months ended June 30, 2015 and 2014, depreciation expense of property, plant and equipment was $2.2 million and $1.3 million, respectively. For the six months ended June 30, 2015 and 2014, depreciation expense of property, plant and equipment was $4.1 million and $2.5 million, respectively.

Note 7.   Intangible Assets

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2015
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$5,172	$(1,340)	$3,832
Trademarks	14	(9)	5
Total intangible assets	5,186	(1,349)	3,837

	December 31, 2014
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$4,968	$(1,141)	$3,827
Trademarks	14	(8)	6
Total intangible assets	4,982	(1,149)	3,833

For the three months ended June 30, 2015 and 2014, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $102,000 and $95,000, respectively. For the six months ended June 30, 2015 and 2014, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $201,000 and $164,000, respectively. The remaining weighted average amortization period for intangible assets is approximately 10 years.

In 2014 the Company acquired an intangible asset from an unrelated company in the form of a license to various patents related to transceiver product technology. The weighted-average amortization period for the license is 10 years.

Note 8.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2015	December 31, 2014
Revolving line of credit with a U.S. bank up to $20,000 with interest at LIBOR plus 2.75%, maturing June 30, 2018	20,000	15,000
Revolving line of credit with a U.S. bank up to $5,000 with interest at LIBOR plus 3.0%, due every 90 days, maturing June 30, 2018	5,000	–
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing July 31, 2019	4,623	5,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing June 30, 2020	2,000	–
Revolving line of credit with a Taiwan bank up to $3,000 with interest based on the bank's corporate interest rate index+ 1.5%, or 2.40% maturing on November 15, 2015	2,296	–
Revolving line of credit with a Taiwan bank up to $7,000 with interest at Taiwan deposit index plus 0.38% or LIBOR plus 1.7% maturing on February 6, 2016	5,908	3,605
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 0.41% or LIBOR plus 1.28% maturing on December 11, 2015	3,624	3,536
Revolving line of credit with a China bank up to $5,000 with interest ranged from 2.15% to 3.15%, which mature between July and September 2015	4,014	1,064
Revolving line of credit with a China bank up to $4,432 with interest at 108% of China Prime rate, or 5.79%, maturing April 17, 2016	3,926	–
Revolving line of credit with the Taiwan branch of a China bank up to $3,000 with interest at LIBOR plus 1.5% or Taiwan Interbank Offered Rate plus 0.9% , maturing April 1, 2016	2,917	–
Note payable to a finance company due in monthly installments with 4.95% interest, maturing July 30, 2015	65	443
Note payable to a finance company due in monthly installments with 4.5% interest, maturing from May 27, 2018 to June 30, 2018	6,213	–
Total	60,586	28,648
Less current portion	(30,990)	(9,591)
Long term portion	$29,596	$19,057
Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $797, and maturity dates ranging from July 2015 to December 2015	2,660	1,271

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2015. The one-month LIBOR rate was 0.186% on June 30, 2015.

Maturities of long-term debt are as follows for the future one-year periods ending June 30 (in thousands):

2016	$30,990
2017	3,739
2018	23,631
2019 thereafter	2,226
Total outstanding	$60,586

On June 30, 2015, the Company entered into with East West Bank and Comerica Bank a credit agreement, a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan. The credit agreement included a $25.0 million revolving line of credit which matures on June 30, 2018 and a $10 million term loan maturing on June 30, 2020. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75% or 3.0%. As of June 30, 2015, $25.0 million was outstanding under the revolving line of credit and $2.0 million was outstanding under the term loans.

Also with East West Bank was a term loan of $5 million with monthly payments of principal and interest that matures on July 31, 2019. As of June 30, 2015, the outstanding balance of such term loan was $4.6 million.

On January 26, 2015, the Company entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of its campus expansion plan in Sugar Land, Texas. Upon signing the agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. As of June 30, 2015, there were no amounts outstanding under this loan agreement and there was a balance of $5.1 million in the restricted bank account.

The loan and security agreements with East West Bank and Comerica Bank require the Company to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. As of June 30, 2015, the Company was in compliance with all covenants contained in these agreements.

On January 6, 2015, the Company’s Taiwan branch entered into a Credit Facility with CTBC Bank Co. Ltd. in Taipei, Taiwan for 90.0 million New Taiwan dollar ($3.0 million USD), one year revolving credit facility. Its obligations under the Credit Facility are unsecured. Borrowings under the Credit Facility will bear interest at a rate based on the Bank’s corporate interest rate index plus 1.5%, adjusted monthly. As of the execution of the Credit Facility the Bank’s corporate interest rate index is 0.91%. As of June 30, 2015, $2.3 million was outstanding under this credit facility.

On March 9, 2015, the Company’s Taiwan branch increased its $4.0 million, to a $7.0 million revolving credit facility agreement, with E. Sun Commercial Bank. Its obligations under the credit facility are secured by our $4.0 million cash deposit in a one-year CD with such bank and mature on May 27, 2016. The $4.0 million revolving line of credit with CD security bears interest at a rate equal to Taiwan Deposit Index Rate plus 0.38% for New Taiwan dollar borrowings and a 0.1% service fee for U.S. dollar borrowings. The additional $3.0 million credit facility bears interest at a rate equal to LIBOR plus 1.7% divided by 0.946 and a 0.5% service fee for U.S. dollar borrowings. As of June 30, 2015, $5.9 million was outstanding under this credit facility.

On March 25, 2015, the Company’s Taiwan branch renewed its $4.0 million, one year revolving credit facility agreement, originally dated December 31, 2013, with Mega International Commercial Bank. Obligations under the credit facility are secured by a $4.0 million cash deposit in a CD with such bank. Borrowings under this credit facility will bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings, New Taiwan dollar borrowings interest will bear at a rate equal to the Bank’s base lending rate plus 0.76%. The current effective interest rate is 1.77%. As of June 30, 2015, $3.6 million was outstanding under this credit facility.

On April 1, 2015, the Company’s Taiwan branch entered into a comprehensive credit line agreement with the Taipei branch of China Construction Bank, providing a revolving credit line of $3 million, maturing on April 1, 2016. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the credit line agreement reduce the amounts available under of the existing credit line between the bank and the Company’s China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement will bear interest at a rate not less than LIBOR plus 1.5% for US dollar borrowings and at a rate of not less than Taiwan Interbank Offered Rate plus 0.9% for New Taiwan dollar borrowings. As of June 30, 2015, $2.9 million was outstanding under this credit facility.

The Company’s Taiwan branch had an outstanding note payable balance of $0.1 million with a financing company that matures on July 30, 2015.

On June 30, 2015, the Company’s Taiwan branch entered into a purchase and sale contract and a finance lease agreement together with the sale contract with Chailease Finance Co, Ltd. in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, the Company sold certain equipment to Chailease and simultaneously leased the equipment back from Chailease pursuant to the finance lease agreement. The finance lease agreement has a three year term, with monthly lease payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to the Company upon the expiration of the finance lease agreement. As of June 30, 2015, $6.2 million was outstanding under this finance lease agreement.

As of June 30, 2015, the Company’s China subsidiary had credit facilities with China Construction Bank totaling $12.1 million, which can be drawn in U.S. currency, RMB currency or issuing bank acceptance notes to vendors with different interest rates. As of June 30, 2015, the Company had a U.S. currency based loan of $4.0 million outstanding under various notes with three-month terms, maturing from July 2015 to September 2015 with effective interest rate of 3.15%. There was $3.9 million outstanding RMB currency cash loan as of June 30, 2015, with a maturity date of April 26, 2016. The effective interest rate for the RMB currency loan was 5.79%. The outstanding balance of bank acceptance notes issued to vendors was $2.7 million with zero interest rate as of June 30, 2015.

As of June 30, 2015, the Company had $41.1 million of unused borrowing capacity.

Note 9.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll	$4,117	$3,662
Accrued employee benefits	629	808
Accrued income taxes	74	52
Accrued state and local taxes	22	330
Advance payments	234	528
Accrued product warranty	194	247
Accrued other	2,078	1,313
	$7,348	$6,940

Note 10.  Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Unrealized foreign exchange gain (loss)	$847	$183	$890	$(2)
Realized foreign exchange gain (loss)	(160)	4	159	70
Government subsidy income	–	28	199	108
Other non-operating gain (loss)	(132)	16	9	27
Gain (loss) on disposal of assets	–	(3)	(10)	(2)
	$555	$228	$1,247	$201

Note 11.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

The Company issues stock options, restricted stock awards (“RSAs”) and restricted units (“RSUs”) to employees, consultants and non-employee directors. Stock option awards generally vest over a four year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value on the date of the grant. Nonqualified and Incentive Stock Options, RSAs and RSUs may be granted from these plans. Prior to the Company’s initial public offering, the fair market value of the Company’s stock had been historically determined by the board of directors and from time to time with the assistance of third party valuation specialists.

Stock Options

Options have been granted to the Company’s employees under the five incentive plans and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and semi-annually thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,423	8.96		4.48	–	3,486
Exercised	(49)	6.95	$14.09	2.37	–	347
Cancelled/Forfeited	(17)	9.82		5.23	–	35
Outstanding, June 30, 2015	1,357	$9.02		$4.54	7.649	$11,323
Exercisable, June 30, 2015	657	$8.25		$3.80	7.170	$5,991
Vested and expected to vest	1,299	$8.97		$4.51	7.626	$10,896

As of June 30, 2015, there was approximately $2.9 million of unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over 2.13 years.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity:

	Number of shares	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	21		18.22	238
Granted	127		9.10	1,156
Exercised/Released	(18)	$13.43	18.24	247
Cancelled/Forfeited	(2)		8.94	25
Outstanding at June 30, 2015	128		$9.30	$2,222
Exercisable, June 30, 2015	–
Vested and expected to vest	123		$9.29	$2,127

The table above includes 57,600 RSA’s granted on January 30, 2015 and issued on March 5, 2015.

As of June 30, 2015 was $1.0 million of unrecognized compensation expense related to these RSU’s and RSA’s. This expense is expected to be recognized over 3.58 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Share-Based compensation - by expense type
Cost of sales	$18	$28	$34	$53
Research and development	57	31	110	56
Sales and marketing	54	25	104	48
General and administrative	404	434	801	850
	$533	$518	$1,049	$1,007

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Share-Based compensation - by award type
Employee stock options	$378	$419	$763	$833
Restricted stock units/awards	155	85	286	158
Warrants	–	14	–	16
	$533	$518	$1,049	$1,007

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

Warrants

As of June 30, 2015 and December 31, 2014, the Company had no outstanding warrants to purchase common or preferred stock.

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

On June 3, 2015, the Company filed a Securities Registration Statement on Form S-3 with the Securities and Exchange Commission effective June 23, 2015, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $140 million. As of June 30, 2015, the Company has not sold any shares under this registration statement.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
United States	$10,960	$6,987	$18,254	$12,124
Taiwan	32,908	20,549	51,249	34,889
China	5,764	5,114	10,363	10,496
	$49,632	$32,650	$79,866	$57,509

	As of the period ended
	June 30,	December 31,
	2015	2014
Long-lived assets:
United States	$24,524	$15,875
Taiwan	40,632	35,688
China	18,578	18,008
	$83,734	$69,571

Note 14.  Subsequent Events

On July 14, 2015, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. (the “sales agent”) pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $40 million (the “ATM Offering”) from time to time through the sales agent. On July 16, 2015, the Company commenced sales of common stock through the ATM Offering. As of August 5, 2015 the total gross sales were $3.3 million and the remaining amount of common stock we have available under the ATM Offering to sell was $36.7 million.

On July 30, 2015, the Company’s Taiwan branch fully repaid its note payable with a financing company.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as  "believe," "may," "estimate," "continue," "anticipate," "intend," "should," "could," "would," "target," "seek," "aim," "believe," "predicts," "think," "objectives," "optimistic," "new," "goal," "strategy," "potential," "is likely," "will," "expect," "plan" "project," "permit"  or by other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are partnered with our manufacturing locations. In our U.S. facility, we manufacture laser chips (utilizing our MBE process), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our U.S. facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our U.S. facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, FTTH, and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2008. Our China and Taiwan facilities are both certified to ISO14001:2004.

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

We have grown our revenue at a 31.7% Compound Annual Growth Rate between 2009 and 2014, including 66.3% growth year-over-year from 2013 to 2014. Our revenue growth in 2014 was driven primarily by increasing revenue from our internet data center customers. Growth in the first six months of 2015 has been driven primarily by increasing revenue from our internet data center and CATV customers.

Our principal executive offices are located at 13115 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.3%	65.7%	66.5%	65.5%
Gross profit	33.7%	34.3%	33.5%	34.5%
Operating expenses
Research and development	9.5%	12.3%	11.9%	13.1%
Sales and marketing	3.2%	4.6%	4.0%	4.9%
General and administrative	9.1%	12.1%	11.9%	13.1%
Total operating expenses	21.8%	29.0%	27.8%	31.2%
Income from operations	11.9%	5.3%	5.7%	3.3%
Other income (expense)
Interest income	0.2%	0.3%	0.2%	0.3%
Interest expense	-0.6%	-0.2%	-0.5%	-0.4%
Other expense, net	1.1%	0.7%	1.6%	0.3%
Total other expense	0.7%	0.8%	1.3%	0.2%
Income before income taxes	12.6%	6.1%	7.0%	3.6%
Income taxes	-0.3%	-0.3%	-0.2%	-0.2%
Net income	12.3%	5.8%	6.8%	3.4%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the CATV, FTTH and internet data center markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. We also anticipate that our revenue derived from the internet data center market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
CATV	33.1%	32.6%	35.6%	35.5%
Data Center	59.7%	54.8%	57.5%	51.3%
FTTH	2.6%	9.5%	1.8%	9.2%
Other	4.6%	3.1%	5.2%	4.0%
	100.0%	100.0%	100.0%	100.0%

	Three months ended June 30,		Change			Six months ended June 30,		Change
	2015	2014	Amount	%		2015	2014	Amount	%
CATV	$16,428	$10,646	$5,782	54.3%		$28,442	$20,394	$8,048	39.5%
Data Center	29,610	17,899	11,711	65.4%		45,926	29,474	16,452	55.8%
FTTH	1,287	3,096	(1,809)	(58.4%	)	1,409	5,312	(3,903)	(73.5%	)
Other	2,307	1,009	1,298	128.6%		4,089	2,329	1,760	75.6%
Total Revenue	$49,632	$32,650	$16,982	52.0%		$79,866	$57,509	$22,357	38.9%

Revenues in the internet data center market were driven primarily by increasing demand for our 40 gigabits per second transceivers as our customers continued to upgrade their technology infrastructure. The decrease in revenue in our FTTH market is due to decreased demand from our major FTTH customer. The increase in revenues in the CATV market for the year was a result of revenue derived from newly-designed products that have begun to be sold in higher quantities by our customers.

For the three and six months ended June 30, 2015, our top ten customers represented 90.5% and 89.8% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended June 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$32,901	66.3%	$21,462	65.7%	$11,439	53.3%
Gross profit/margin	$16,731	33.7%	$11,188	34.3%	$5,543	49.5%

	Six months ended June 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$53,084	66.5%	$37,668	65.5%	$15,416	40.9%
Gross profit/margin	$26,782	33.5%	$19,841	34.5%	$6,941	35.0%

Cost of goods sold increased by $11.4 million, or 53.3%, from the three months ended June 30, 2014 to 2015, primarily due to a 52.0% increase in sales over the prior year. Cost of goods sold increased by $15.4 million, or 40.9%, from the six months ended June 30, 2014 to 2015, primarily due to a 38.9% increase in sales over the prior year. Within our markets, we sell similar products in different geographic regions at different prices, resulting in different gross margins among our products. The decrease in gross margin for both the three and six months ended June 30, 2015 compared to the same periods ended June 30, 2014 were primarily the result of a product mix in our internet data center and CATV products.

Operating expenses

	Three months ended June 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$4,701	9.5%	$4,009	12.3%	$692	17.3%
Sales and marketing	1,607	3.2%	1,497	4.6%	110	7.3%
General and administrative	4,534	9.1%	3,952	12.1%	582	14.7%
Total operating expenses	$10,842	21.8%	$9,458	29.0%	$1,384	14.6%

	Six months ended June 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$9,506	11.9%	$7,555	13.1%	$1,951	25.8%
Sales and marketing	3,166	4.0%	2,830	4.9%	336	11.9%
General and administrative	9,537	11.9%	7,506	13.1%	2,031	27.1%
Total operating expenses	$22,209	27.8%	$17,891	31.2%	$4,318	24.1%

Research and development expense

Research and development expense increased by $0.7 million, or 17.3%, from the three months ended June 30, 2014 compared to the three months ended June 30, 2015. Research and development expense increased by $2.0 million, or 25.8%, from the six months ended June 30, 2014 compared to the six months ended June 30, 2015. This was primarily due to increases in personnel costs, rent and utilities, R&D work orders and project costs related to 100G data center products, DOCSIS 3.1-capable CATV products, and other new product development, and increase in depreciation expense resulting from additional R&D equipment investments. The percentage of research and development expenses over sales decreased from 12.3% to 9.5%, from the three months ended June 30, 2014 compared to the three months ended June 30, 2015. The percentage of research and development expenses over sales decreased from 13.1% to 11.9% from the six months ended June 30, 2014 compared to the six months ended June 30, 2015.

Sales and marketing expense

Sales and marketing expense increased by $0.1 million, or 7.3%, from the three months ended June 30, 2014 compared to the three months ended June 30, 2015. Sales and marketing expense increased by $0.3 million, or 11.9%, from the six months ended June 30, 2014 compared to the six months ended June 30, 2015. This was due to an increase in expenses for a new sales incentive program which was implemented in May, 2014, and an increase in sales commissions directly related to our revenue growth. The percentage of sales and marketing expenses over sales decreased from 4.6% to 3.2%, from the three months ended June 30, 2014 compared to the three months ended June 30, 2015. The percentage of sales and marketing expenses over sales decreased from 4.9% to 4.0% from the six months ended June 30, 2014 compared to the six months ended June 30, 2015.

General and administrative expense

General and administrative expense increased by $0.6 million, or 14.7%, from the three months ended June 30, 2014 compared to the three months ended June 30, 2015. General and administrative expense increased by $2.0 million, or 27.1%, from the six months ended June 30, 2014 compared to the six months ended June 30, 2015. This was primarily due to an increase in payroll and benefits, share-based compensation expense and professional fees as well as non-recurring expenses related to the relocation of our Taiwan plant. The percentage of general and administrative expenses over sales decreased from 12.1% to 9.1%, from the three months ended June 30, 2014 compared to the three months ended June 30, 2015. The percentage of sales general and administrative expenses over sales decreased from 13.1% to 11.9% from the six months ended June 30, 2014 compared to the six months ended June 30, 2015.

Other income (expense), net

	Three months ended June 30,
	2015			2014			Change
	Amount	% of Revenue		Amount	% of Revenue		Amount	%
	(in thousands, except percentages)
Interest income	$80	0.2%		$106	0.3%		$(26)	(24.5%	)
Interest expense	(300)	(0.6%	)	(60)	(0.2%	)	(240)	400.0%
Other income (expense), net	555	1.1%		228	0.7%		327	143.4%
Total Other income (expense), net	$335	0.7%		$274	0.8%		$61	22.3%

	Six months ended June 30,
	2015			2014			Change
	Amount	% of Revenue		Amount	% of Revenue		Amount	%
	(in thousands, except percentages)
Interest income	$154	0.2%		$185	0.3%		$(31)	(16.8%	)
Interest expense	(425)	(0.5%	)	(222)	(0.4%	)	(203)	91.4%
Other income (Net of expense)	1,247	1.6%		201	0.3%		1,046	520.4%
Total Other income (Net of expense)	$976	1.3%		$164	0.2%		$812	495.1%

Interest income decreased over the same prior year periods due to lower cash and investment balances.

Interest expense increased overall for the periods due to the benefit of lower interest rates offset by new borrowing activities during the three and six months ended June 30, 2015.

Other income increased by $0.3 million for the three months ended June 30, 2015 compared to the same period of the prior year due to $0.7 million unrealized foreign exchange gain resulting from the fluctuation of Asia currencies against the U.S. dollar offset by $0.2 million realized exchange loss and $0.2 million non-recurring plant restoration expenses associated with Taiwan plant relocation.

Other income increased by $1.0 million for the six months ended June 30, 2015 compared to the same period in 2014 due to an increase of $0.9 million in unrealized foreign exchange gain resulting from the fluctuation of Asia currencies against the U.S. dollar, $0.1 million from insurance claims, $0.1 million from realized exchange gain and offset by a decrease of $0.2 million in non-recurring plant restoration expenses. We qualify as a high-tech enterprise in China, as determined by a Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We received $0.1 million more subsidy in the six months ended June 30, 2015 compared to the same period in 2014.

Provision for income taxes

	Three months ended June 30,
	2015	2014	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(135)	$(85)	(50)	37.0%

	Six months ended June 30,
	2015	2014	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(135)	$–	(135)	100.0%

Our income tax expense for the three and six months ended June 30, 2014 consists of U.S. alternative minimum tax recorded during the periods. Due to historic losses in the U.S., our net deferred tax assets are fully offset by a deferred tax valuation allowance.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. In 2015, we entered into credit agreements with East West Bank and Comerica Bank totaling $62.0 million to finance our working capital, campus expansion and equipment investments. In addition, we also entered various credit agreements with several Taiwan banks through our Taiwan branch totaling $24.0 million. As of June 30, 2015, we had our unused capacity from all of our agreements of $41.1 million. As of June 30, 2015, our cash, cash equivalents, restricted cash and short-term investments totaled $44.3 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(10,586)	$218
Net cash used in investing activities	(23,171)	(17,108)
Net cash provided by financing activities	30,880	29,021
Effect of exchange rates on cash and cash equivalents	(886)	(58)
Net increase (decrease) in cash and cash equivalents	$(3,763)	$12,073

Operating activities

For the six months ended June 30, 2015, net cash used in operating activities was $10.6 million. During the six months ended June 30, 2015, we recorded net income of $5.4 million. The net income included non-cash charges, including depreciation and amortization of $4.3 million, share-based compensation and warrant expense of $1.0 million and non-cash increases to our inventory reserve account of $1.3 million. Cash used in operating activities primarily related to an increase in inventory related to sales orders, an increase in our accounts receivable from the sale of our products, offset by cash provided by an increase in accounts payable to our vendors.

For the six months ended June 30, 2014, net cash used in operating activities was $0.2 million. During the six months ended June 30, 2014, we recorded net income of $2.0 million. The net income included non-cash charges, including depreciation and amortization of $2.7 million, share-based compensation and warrant expense of $1.0 million and non-cash increases to our inventory reserve account of $0.8 million. Cash used in operating activities primarily related to an increase in accounts receivable from the sale of our products and an increase in inventory related to sales orders, offset by cash provided by an increase in accounts payable to our vendors and an increase in accrued liabilities.

Investing activities

For the six months ended June 30, 2015, net cash used in investing activities was $23.2 million, $17.4 million for the purchase of additional machinery and equipment and investment in construction of our U.S. plant and $5.1 million used to increase restricted cash related to an escrow account required for construction.

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

For the six months ended June 30, 2015, our financing activities provided $30.1 million in cash. We received $31.6 million in net borrowings associated with our bank loans, $1.4 million in net proceeds from acceptance payable, offset by increased restricted cash of $2.0 million related to our bank loan requirements.

For the six months ended June 30, 2014, our financing activities provided $29.0 million in cash. We received $45.6 million in net proceeds from a secondary offering of common stock. This increase was offset by the repayment of $16.5 million in net borrowings associated with our bank loans.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank and Comerica Bank in the U.S., lines of credit and financing agreements for our Taiwan branch and several lines of credit arrangements for our China subsidiary. As of June 30, 2015, we had $41.1 million of unused borrowing capacity.

On June 30, 2015, we entered into with East West Bank and Comerica Bank a credit agreement, a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan. The credit agreement included a $25.0 million revolving line of credit which matures on June 30, 2018 and a $10 million term loan maturing on June 30, 2020. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75% or 3.0%. As of June 30, 2015, $25.0 million was outstanding under the revolving line of credit and $2.0 million was outstanding under the term loans.

Also with East West Bank was a term loan of $5 million with monthly payments of principal and interest that matures on July 31, 2019. As of June 30, 2015, the outstanding balance of such term loan was $4.6 million.

On January 26, 2015, we entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas. Upon signing the agreement, we deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. As of June 30, there were no amounts outstanding under this loan agreement and there was a balance of $5.1 million in the restricted bank account..

Our loan and security agreements with East West Bank and Comerica Bank require us to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. As of June 30, 2015, we were in compliance with all covenants contained in these agreements.

On January 6, 2015, our Taiwan branch entered into a Credit Facility with CTBC Bank Co. Ltd. in Taipei, Taiwan for 90.0 million New Taiwan dollar ($3.0 million USD), one year revolving credit facility. Our obligations under the Credit Facility are unsecured. Borrowings under the Credit Facility will bear interest at a rate based on the Bank’s corporate interest rate index plus 1.5%, adjusted monthly. As of the execution of the Credit Facility the Bank’s corporate interest rate index is 0.91%. As of June 30, 2015, $2.3 million was outstanding under this credit facility.

On March 9, 2015, our Taiwan branch increased its $4.0 million, to a $7.0 million revolving credit facility with E. Sun Commercial Bank. Our obligations under the credit facility are secured by our $4.0 million cash deposit in a one-year CD with such bank and mature on May 27, 2016. The $4.0 million revolving line of credit with CD security bears interest at a rate equal to Taiwan Deposit Index Rate plus 0.38% for New Taiwan Dollar borrowings and a 0.1% service fee for U.S. dollar borrowings. The additional $3.0 million credit facility bears interest at a rate equal to LIBOR plus 1.7% divided by 0.946 and a 0.5% service fee for U.S. dollar borrowings. As of June 30, 2015, $5.9 million was outstanding under this credit facility.

On March 25, 2015, our Taiwan branch renewed its $4.0 million, one year revolving credit facility agreement, originally dated December 31, 2013, with Mega International Commercial Bank. Our obligations under the credit facility are secured by our $4.0 million cash deposit in a CD with such bank. Borrowings under this credit facility will bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. dollar borrowings, New Taiwan Dollar borrowings interest will bear at a rate equal to the Bank’s base lending rate plus 0.76%. The current effective interest rate is 1.77%. As of June 30, 2015, $3.6 million was outstanding under this credit facility.

On April 1, 2015, our Taiwan branch entered into a comprehensive credit line agreement with the Taipei branch of China Construction Bank, providing a revolving credit line of $3.0 million, maturing on April 1, 2016. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the credit line agreement reduce the amounts available under of the existing credit line between the bank and our China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement will bear interest at a rate not less than LIBOR plus 1.5% for US dollar borrowings and at a rate of not less than Taiwan Interbank Offered Rate plus 0.9% for New Taiwan dollar borrowings. As of June 30, 2015, $2.9 million was outstanding under this credit facility.

Our Taiwan branch had an outstanding note payable balance of $0.1 million with a financing company that matures on July 30, 2015.

On June 30, 2015, our Taiwan branch entered into a purchase and sale contract and a finance lease agreement together with the sale contract with Chailease Finance Co, Ltd. in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, we sold certain equipment to Chailease and simultaneously leased the equipment back from Chailease pursuant to the finance lease agreement. The finance lease agreement has a three year term, with monthly lease payments, maturing on May 27 and June 30, 2018, respectively. The title to the equipment will be transferred to us upon the expiration of the finance lease agreement. As of June 30, 2015, $6.2 million was outstanding under this finance lease agreement.

As of June 30, 2015, our China subsidiary had credit facilities with China Construction Bank totaling $12.1 million, which can be drawn in U.S. currency, RMB currency or issuing bank acceptance notes to vendors with different interest rates. As of June 30, 2015, we had a U.S. currency based loan of $4.0 million outstanding under various notes with three-month terms, maturing from July 2015 to September 2015 with effective interest rate of 3.15%. There was $3.9 million outstanding RMB currency cash loan as of June 30, 2015, with a maturity date of April 26, 2016. The effective interest rate for the RMB currency loan was 5.79%. The outstanding balance of bank acceptance notes issued to vendors was $2.7 million with zero interest rate as of June 30, 2015.

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

At-The-Market Offering

On June 3, 2015, we filed a Securities Registration Statement on Form S-3 with the Securities and Exchange Commission effective June 23, 2015, providing for the public offer and sale of certain securities of the Company from time to time up to an aggregate amount of $140 million.

On July 14, 2015, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Raymond James & Associates, Inc. (the “Sales Agent”) pursuant to which we may issue and sell shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of up to $40 million (the “ATM Offering”) from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Distribution Agreement, sales, if any, of the Shares will be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made through the facilities of the NASDAQ Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company will designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales are requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that may be sold in any one day. Subject to the terms and conditions of the Distribution Agreement, the Sales Agent will use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice. We have no obligation to sell any Shares under the Agreement and may at any time suspend offers and sales of the Shares under the Distribution Agreement.

The Agreement provides that the Sales Agent will be entitled to compensation of up to 2.5% of the gross sales price of the Shares sold through the Sales Agent from time to time. We have also agreed to reimburse the Sales Agent for certain specified expenses in connection with the registration of Shares under state blue sky laws and any filing with, and clearance of the offering by, the Financial Industry Regulatory Authority Inc., not to exceed $10,000 in the aggregate, and any associated application fees incurred. Additionally, if the Agreement is terminated under certain circumstances, and we fail to sell a minimum amount of the Shares as set forth in the Agreement, then the Company has agreed to reimburse the Sales Agent for reasonable out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the Sales Agent, up to a maximum of $50,000 in the aggregate. We agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, or to contribute to payments that the Sales Agent may be required to make because of any of those liabilities.

In July 2015, we commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through August 5, 2015 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	July 2015	$19.33	171	$3,220	$83

As of August 5, 2015, the total gross sales were $3.3 million and the remaining amount of common stock we have available under the ATM Offering to sell was $36.7 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2015 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$60,586	$30,990	$27,370	$2,226	$–
Bank acceptance payable(1)	2,660	2,660	–	–	–
Operating leases(2)	14,514	1,156	2,662	2,033	8,663

Total commitments	$77,760	$34,806	$30,032	$4,259	$8,663

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, term loans and bank acceptance notes. The amount presented in the table represents the principal portion of the obligations.
(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2015, we did not, and we do not currently, have any off-balance sheet arrangements.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of June 30, 2015, our U.S. debt bears a variable rate of interest that is based on LIBOR. The debt subject to variable rates is subject to fluctuation in the LIBOR. As of June 30, 2015, the interest on our China debt varied based on when each term loan is drawn. Once drawn the interest remains fixed for the term of that draw. As of June 30, 2015, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended June 30, 2015, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.6 million in our interest expense for such period.

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

We use the U.S. dollar as our functional and reporting currency for our financial statements. All transactions in currencies other than the U.S. dollar during the year are re-measured at the exchange rates prevailing on the respective relevant dates of such transactions. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than the U.S. dollar are re-measured at the exchange rates prevailing on such date. Exchange differences are recorded in our consolidated income statement. The financial records of our China subsidiary and our Taiwan branch are maintained in their respective local currencies, the RMB and the NT dollar, which are the functional currencies for our China subsidiary and our Taiwan branch, respectively. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the then current period using a monthly average. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income in our statement of stockholders’ equity (deficit) and comprehensive income. Transaction gains and losses are recognized in our statements of operations in other income (expense).

During the three months ended June 30, 2015, 4.0% of our revenue was denominated in RMB and less than 1% of revenue was denominated in NT dollars. In the three months ended June 30, 2015, 17.1% of our operating expenses were denominated in RMB and 32.1% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates for RMB and NT dollars for U.S. dollars were 1% higher during the three months ended June 30, 2015, our operating expenses would have been higher by $0.1 million.

As of June 30, 2015, we held the U.S. dollar equivalent of approximately $10.8 million in RMB and $3.2 million in NT dollars, including cash and cash equivalents. With respect to our cash and cash equivalents as of June 30, 2015, a 1.0% change in the exchange rates between the RMB and the U.S. dollar or the NT dollar and the U.S. dollar would result in an immaterial change in our total cash and cash equivalents.

During the three months ended June 30, 2015, we recognized a $0.7 million foreign currency transaction gain.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Part II. Other Information

Item 1.   Legal Proceedings

As of June 30, 2015, we were not involved in any material pending legal proceedings.

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

We generate much of our revenue from a limited number of customers. In the six months ended June 30, 2015 and years ended December 31, 2014, 2013 and 2012, our top ten customers represented 89.8%, 87.2%, 76.9%, and 77.6% of our revenue, respectively. In 2014, Amazon represented 45.8% of our revenue, Cisco Systems, Inc. represented 8.9% of our revenue and a leading internet service provider represented 6.7% of our total revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

The market for fiber-optic products in the internet data center market is relatively new and our business could be harmed if this market does not continue to develop as we expect

In the internet data center market, we are relying on the emergence of new internet data center providers and their adoption of open internet data center architectures that use a mix of systems and components from a variety of vendors, including non-traditional equipment vendors. Internet data center operators may instead elect to use traditional equipment vendors, which often require internet data center operators to purchase the optical modules for their systems from such larger vendors. Also, internet data centers may not expand as much or as quickly as expected and any slowdown in expansion could adversely impact our business and growth prospects. If our expectations for the growth of the internet data center market are not realized, our financial condition or results of operations will be adversely affected.

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

We have limited operating history in the FTTH market, and our business could be harmed if this market does not develop as we expect.

For 2014, we generated 10.4% of our revenue from the FTTH market. We have only recently begun offering products to the FTTH market, and our business in this market has been largely dependent on a single customer who has not recently placed any orders for FTTH products from us. Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. In this market, we are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 gigabit per second service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins.

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

We have a history of losses and have a substantial accumulated deficit. In the years ended December 31, 2013 and 2012, we experienced net losses of $1.4 million and $0.9 million, respectively. In the six months ended June 30, 2015 and year ended December 31, 2014, we experienced profits of $6.1 and $4.3 million, respectively. As of June 30, 2015 and December 31, 2014 and 2013, our accumulated deficit was $73.6 million, $79.0 million and $83.3 million, respectively. These losses were due to expenditures made to expand our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to expand and maintain our manufacturing facilities and research and development operations. We expect to continue to make significant expenditures related to our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to maintain and expand our manufacturing facilities and research and development operations. In addition, we have incurred significant additional time demands and legal, accounting and other expenses since we became a public company in September 2013. Our management and other personnel devote a substantial amount of time to complying with the applicable rules and requirements of being a public company.

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

We have lending arrangements with several financial institutions, including loan agreements with East West Bank and Comerica Bank in the U.S., and our Taiwan branch and China subsidiary have several lines of credit arrangements. Our loan agreements governing our short- and long-term debt obligations contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt in the U.S., create liens or other encumbrances, change the nature of our business, pay dividends, make intra-company loans, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our U.S. loan agreements with East West Bank and Comerica Bank are secured by substantially all of our U.S. assets. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

Our operations in the U.S., China and Taiwan could be subject to significant risk of natural disasters, including earthquakes, hurricanes, typhoons, flooding and tornadoes, as well as other catastrophic events, such as epidemics, terrorist attacks or wars. For example, our corporate headquarters and wafer fabrication facility in Sugar Land, Texas, is located near Gulf of Mexico, an area that is susceptible to hurricanes. We use a proprietary MBE laser manufacturing process that requires customized equipment, and this process is currently conducted and located solely at our wafer fabrication facility in Sugar Land, Texas, such that a natural disaster, terrorist attack or other catastrophic event that affects that facility would materially harm our operations. In addition, our manufacturing facility in Taipei, Taiwan, is susceptible to typhoons and disruptions in the domestic water supply, and our manufacturing facilities in Ningbo, China, and Taipei, Taiwan, have from time to time, suffered electrical outages. Any disruption in our manufacturing facilities arising from these and other natural disasters or other catastrophic events could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. Our property insurance coverage with respect to natural disaster is limited and is subject to deductible and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. The occurrence of any of these circumstances may adversely affect our financial condition and results of operation.

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

We are subject to income taxes in the U.S. and other foreign jurisdictions, including Taiwan and China. We base our tax position on the anticipated nature and conduct of our business and our understanding of the tax laws of the countries in which we have assets or conduct activities. Our tax position may be reviewed or challenged by tax authorities. Moreover, the tax laws currently in effect may change, and such changes may have retroactive effect. We have inter-company arrangements in place providing for administrative and financing services and transfer pricing, which involve a significant degree of judgment and are often subject to close review by tax authorities. The tax authorities may challenge our positions related to these agreements. If the tax authorities successfully challenge our positions, our effective tax rate may increase, adversely affecting our results of operation and our business.

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

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our China subsidiary enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including FIEs, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our China subsidiary may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for state-encouraged new high technology enterprises. The preferential rate has applied to calendar years 2012 through 2014, and we have received approval from the Chinese government to extend this preferential rate for 2015 through 2017. Any future increase in the enterprise income tax rate applicable to us or the expiration or other limitation of preferential tax rates available to us could increase our tax liabilities and reduce our net income.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See Exhibit Index on page 45.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 7, 2015	By:	/s/ Stefan J. Murry Stefan J. Murry Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.1*	Translation of Comprehensive Credit Line Contract and General Agreement, dated April 1, 2015, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2015).

10.2*

Translation of Approval Notice of China Construction Bank, Taipei Branch (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2015).

10.3*

Translation of Purchase and Sale Contract between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2015).

10.4*

Translation of Finance Lease Agreement between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2015).

10.5*

Fourth Amendment to Office Lease Agreement between Applied Optoelectronics, Inc. and 12808 Airport, LLC dated June 17, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2015).

10.6*

Credit Agreement, dated June 30, 2015, between Applied Optoelectronics, Inc., East West Bank and Comerica Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.7*

Security Agreement, dated June 30, 2015, between Applied Optoelectronics, Inc., East West Bank and Comerica Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.8*

Patent Security Agreement, dated June 30, 2015, between Applied Optoelectronics, Inc., East West Bank and Comerica Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.9*

Trademark Security Agreement, dated June 30, 2015, between Applied Optoelectronics, Inc., East West Bank and Comerica Bank (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.10*

East West Bank Promissory Note, dated June 30, 2015, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.11*

Comerica Bank Promissory Note, dated June 30, 2015, between Applied Optoelectronics, Inc. and Comerica Bank (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.12*	2nd Lien Construction Deed of Trust, dated June 30, 2015, between Applied Optoelectronics, Inc., East West Bank and Comerica Bank Lenders (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.13*	Translation of Purchase and Sale Contract between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co. Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.14*	Translation of Finance Lease Agreement and Promissory Note between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________

*	Incorporated herein by reference to the indicated filing.

**	Filed herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

