Form 10-Q
period 2015-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2015-11-09
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 3, 2015 there were 16,835,013 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1.   Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$37,592	$32,175
Restricted cash	3,491	509
Short-term investments	8,024	8,189
Accounts receivable - trade, net	41,069	31,589
Inventories	60,237	33,780
Notes receivable	–	980
Prepaid expenses and other current assets	9,781	6,017
Total current assets	160,194	113,239
Cash restricted for construction in progress	953	–
Property, plant and equipment, net	87,836	64,808
Land use rights, net	877	930
Intangible assets, net	3,858	3,833
Other assets, net	3,231	860
TOTAL ASSETS	$256,949	$183,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$20,793	$9,591
Accounts payable	31,518	30,799
Bank acceptance payable	3,109	1,271
Accrued liabilities	9,941	6,940
Total current liabilities	65,361	48,601
Long-term debt, less current portion	28,436	19,057
Other long term liabilities	250	1,000
TOTAL LIABILITIES	94,047	68,658
Stockholders' equity:
Preferred Stock: 5,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014, $0.001 par value	–	–
Common Stock: 45,000 shares authorized; 16,826 shares issued and outstanding at September 30, 2015, $0.001 par value; 14,824 shares issued and outstanding at December 31, 2014, $0.001 par value	17	15
Additional paid-in capital	232,799	192,112
Accumulated other comprehensive gain	1,012	1,925
Accumulated deficit	(70,926)	(79,040)
TOTAL STOCKHOLDERS' EQUITY	162,902	115,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$256,949	$183,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue, net	$57,085	$36,549	$136,951	$94,058
Cost of goods sold	39,032	24,403	92,116	62,071
Gross profit	18,053	12,146	44,835	31,987
Operating expenses
Research and development	5,386	4,194	14,892	11,749
Sales and marketing	1,582	1,622	4,748	4,452
General and administrative	4,963	4,458	14,500	11,964
Total operating expenses	11,931	10,274	34,140	28,165
Income from operations	6,122	1,872	10,695	3,822
Other income (expense)
Interest income	82	95	236	280
Interest expense	(351)	(55)	(776)	(277)
Other income (expense), net	413	(55)	770	148
Unrealized foreign exchange loss	(3,160)	(203)	(2,270)	(205)
Total other income (expense)	(3,016)	(218)	(2,040)	(54)
Income before income taxes	3,106	1,654	8,655	3,768
Income taxes	(406)	(77)	(541)	(187)
Net income	$2,700	$1,577	$8,114	$3,581
Net income per share
Basic	$0.17	$0.11	$0.53	$0.25
Diluted	$0.16	$0.10	$0.50	$0.24
Weighted average shares used to
compute net income per share
Basic	15,868,989	14,805,668	15,220,301	14,135,184
Diluted	16,693,656	15,594,544	16,184,991	14,949,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$2,700	$1,577	$8,114	$3,581
Foreign currency translation adjustment, net of tax	(1,009)	(115)	(913)	(255)
Comprehensive income	$1,691	$1,462	$7,201	$3,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2015

(Unaudited, in thousands)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain	Accumulated deficit	Total stockholders' equity

December 31, 2014	14,824	$15	$192,112	$1,925	$(79,040)	$115,012
Issuance of shares under equity plans	145	–	430	–	–	430
Stock based compensation	–	–	1,567	–	–	1,567
Net income	–	–	–	–	8,114	8,114
Issuance of common stock, net	1,857	2	38,690	–	–	38,692
Foreign currency translation adjustment	–	–	–	(913)	–	(913)
September 30, 2015	16,826	$17	$232,799	$1,012	$(70,926)	$162,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net income	$8,114	$3,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for obsolete inventory	2,177	1,182
Depreciation and amortization	6,733	4,349
Loss on disposal of assets	13	26
Share-based compensation and warrant expense	1,567	1,494
Changes in operating assets and liabilities:
Accounts receivable	(9,767)	(2,171)
Notes receivable	980	–
Inventory	(30,578)	(15,016)
Other current assets	(4,073)	(2,404)
Accounts payable	1,657	9,137
Accrued liabilities	3,246	487
Net cash provided by (used in) operating activities	(19,931)	665

Investing activities:
Purchase of short-term investments	(149)	(53)
Change in restricted cash for construction in progress	(953)	–
Purchase of property, plant and equipment	(31,932)	(24,773)
Proceeds from disposal of equipment	78	45
Deposits and deferred charges	(2,370)	(1,034)
Purchase of intangible assets	(331)	(3,237)
Net cash used in investing activities	(35,657)	(29,052)

Financing activities:
Proceeds from issuance of long-term debt	8,357	3,150
Principal payments of long-term debt	(1,727)	(8,076)
Proceeds from line of credit borrowings	99,923	30,294
Repayments of line of credit borrowings	(84,727)	(27,924)
Proceeds from bank acceptance payable	5,680	5,337
Repayments of bank acceptance payable	(3,723)	(5,545)
Repayments of notes payable	(750)	–
Increase in restricted cash	(3,108)	(21)
Exercise of stock options	430	310
Proceeds from issuance of common stock, net	38,692	45,630

Net cash provided by financing activities	59,047	43,155

Effect of exchange rate changes on cash	1,958	260

Net increase in cash	5,417	15,028
Cash and cash equivalents at beginning of period	32,175	22,006
Cash and cash equivalents at end of period	$37,592	$37,034

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$843	$306
Income taxes	$117	$148
Non-cash investing and financing activities:
Purchase of intangible assets with notes payable	$–	$3,000

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

The Company has manufacturing and research and development facilities in all three of its sites, located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component products. The Company operates a division in Taipei, Taiwan that primarily manufactures transceivers for both the data center and fiber-to-the-home (“FTTH”) markets and performs research and development activities for the transceiver products. The Company operates in Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (incorporated in the British Virgin Islands). Prime World International Holdings, Ltd. is the sole parent of Global Technology, Inc. (incorporated in the People’s Republic of China). Through Global Technology Inc., the Company primarily manufactures Cable TV Broadband (“CATV”) systems and equipment and performs research and development activities for the CATV products.

Interim Financial Statements

The condensed consolidated financial statements of the Company, as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and September 30, 2014, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the nine months ended September 30, 2015, as compared to the significant accounting policies described in its Annual Report.

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

Note 3.   Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of September 30, 2015				As of December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$37,592	$–	$–	$37,592	$32,175	$–	$–	$32,175
Restricted cash	3,491	–	–	3,491	509	–	–	509
Short term investments	8,024	–	–	8,024	8,189	–	–	8,189
Notes receivable	–	–	–	–	–	980	–	980
Cash restricted for construction in progress	953	–	–	953	–	–	–	–
Total assets	50,060	$–	$–	$50,060	$40,873	$980	$–	$41,853
Liabilities:
Bank acceptance payable	–	3,109	–	3,109	–	1,271	–	1,271
Total liabilities	$–	$3,109	$–	$3,109	$–	$1,271	$–	$1,271

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Numerator:

Net income	$2,700	$1,577	$8,114	$3,581

Denominator:
Weighted average shares used to
compute net income per share
Basic	15,869	14,806	15,220	14,135
Effect of dilutive options and warrants	825	789	965	815
Diluted	16,694	15,595	16,185	14,950

Net income per share
Basic	$0.17	$0.11	$0.53	$0.25
Diluted	$0.16	$0.10	$0.50	$0.24

There were no securities that were excluded from the computation of diluted net income per share.

Note 5.   Inventories

Inventories consist of the following for the periods indicated (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$23,139	$16,243
Work in process	26,594	13,379
Finished goods	10,504	4,158
	$60,237	$33,780

The lower of cost or market adjustment expensed for inventory for the three months ended September 30, 2015 and 2014 was $0.9 million and $0.4 million, respectively. The lower of cost or market adjustment expensed for inventory for the nine months ended September 30, 2015 and 2014 was $2.2 million and $1.2 million, respectively.

Note 6.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2015	December 31, 2014
Land improvements	$863	$103
Building and improvements	25,938	16,196
Machinery and equipment	76,328	61,529
Furniture and fixtures	2,148	1,938
Computer equipment and software	5,729	4,712
Transportation equipment	262	270
	111,268	84,748
Less accumulated depreciation and amortization	(37,773)	(32,412)
	73,495	52,336
Construction in progress	13,240	11,371
Land	1,101	1,101
Property, plant and equipment, net	$87,836	$64,808

For the three months ended September 30, 2015 and 2014, depreciation expense of property, plant and equipment was $2.3 million and $1.6 million, respectively. Among them, $1.5 million and $1.0 million were recorded as cost of sales for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, depreciation expense of property, plant and equipment was $6.4 million and $4.1 million, respectively. Among them, $3.9 million and $2.4 million were recorded as cost of sales for the nine months ended September 30, 2015 and 2014, respectively.

Note 7.   Intangible Assets

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2015
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$5,298	$(1,445)	$3,853
Trademarks	14	(9)	5
Total intangible assets	5,312	(1,454)	3,858

	December 31, 2014
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$4,968	$(1,141)	$3,827
Trademarks	14	(8)	6
Total intangible assets	4,982	(1,149)	3,833

For the three months ended September 30, 2015 and 2014, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $104,000 and $94,000, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $305,000 and $258,000, respectively. The remaining weighted average amortization period for intangible assets is approximately 9 years.

Note 8.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2015	December 31, 2014
Revolving line of credit with a U.S. bank up to $25,000 with interest at LIBOR plus 2.75% or 3%, maturing June 30, 2018	20,000	15,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing July 31, 2019	4,340	5,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing June 30, 2020	2,000	–
Revolving line of credit with a Taiwan bank up to $3,000 with interest based on the bank's corporate interest rate index+ 1.5%, or 2.40% maturing on November 15, 2015	2,751	–
Revolving line of credit with a Taiwan bank up to $7,000 with interest at Taiwan deposit index plus 0.41% or LIBOR plus 1.7% maturing on February 6, 2016	3,543	3,605
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 1% or LIBOR plus 1% maturing on December 11, 2015	3,396	3,536
Revolving line of credit with the Taiwan branch of a China bank up to $6,000 with interest at LIBOR plus 1.5% or Taiwan Interbank Offered Rate plus 0.9% , maturing April 1, 2016	5,559	–
Note payable to a finance company due in monthly installments with 4.95% interest, maturing July 30, 2015	–	443
Note payable to a finance company due in monthly installments with 4.5% interest, maturing June 30, 2018	5,328	–
Revolving line of credit with a China bank up to $5,000 with interest of 3.15%, which mature between October and December 2015	2,105	1,064
Revolving line of credit with a China bank up to $2,205 with interest at 108% of China Prime rate, ranging between 4.8% and 5.79%, maturing from March 2016 to August 2016	207	–
Total	49,229	28,648
Less current portion	(20,793)	(9,591)
Non-current portion	$28,436	$19,057

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $797, and maturity dates ranging from November 2015 to March 2016	3,109	1,271

The current portion of long-term debt is the amount payable within one year of the balance sheet date of September 30, 2015. The one-month LIBOR rate was 0.1994% on September 30, 2015.

Maturities of long-term debt are as follows for the future one-year periods ending September 30 (in thousands):

2016	$20,793
2017	3,607
2018	23,011
2019	1,443
2020 thereafter	375
Total outstanding	$49,229

On June 30, 2015, the Company entered into a credit agreement with East West Bank and Comerica Bank, a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan. The credit agreement included a $25.0 million revolving line of credit which matures on June 30, 2018 and a $10 million term loan maturing on June 30, 2020. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75% or 3.0%. As of September 30, 2015, $20.0 million was outstanding under the revolving line of credit and $2.0 million was outstanding under the term loans.

We also have with East West Bank a term loan of $5 million with monthly payments of principal and interest that matures on July 31, 2019. As of September 30, 2015, the outstanding balance of such term loan was $4.3 million.

On January 26, 2015, the Company entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of its campus expansion plan in Sugar Land, Texas. Upon signing the agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. As of September 30, 2015, there were no amounts outstanding under this loan agreement and there was a balance of $1.0 million in the restricted bank account.

The loan and security agreements with East West Bank and Comerica Bank require the Company to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. As of September 30, 2015, the Company was in compliance with all covenants contained in these agreements.

On January 6, 2015, the Company’s Taiwan branch entered into a Credit Facility with CTBC Bank Co. Ltd. in Taipei, Taiwan for 90.0 million New Taiwan dollar, one year revolving credit facility. Its obligations under the Credit Facility are unsecured. Borrowings under the Credit Facility will bear interest at a rate based on the Bank’s corporate interest rate index plus 1.5%, adjusted monthly. As of the execution of the Credit Facility the Bank’s corporate interest rate index is 0.91%. As of September 30, 2015, $2.8 million was outstanding under this credit facility.

On March 9, 2015, the Company’s Taiwan branch increased its $4.0 million credit facility to a $7.0 million revolving credit facility with E. Sun Commercial Bank. Its obligations under the credit facility are secured by our $4.0 million cash deposit in a one-year CD with such bank and mature on May 27, 2016. The $4.0 million revolving line of credit with CD security bears interest at a rate equal to Taiwan Deposit Index Rate plus 0.41% for New Taiwan dollar borrowings and a 0.1% service fee for U.S. dollar borrowings. The additional $3.0 million credit facility bears interest at a rate equal to LIBOR plus 1.7% divided by 0.946 and a 0.5% service fee for U.S. dollar borrowings. As of September 30, 2015, $3.5 million was outstanding under this credit facility.

On March 25, 2015, the Company’s Taiwan branch renewed its $4.0 million, one year revolving credit facility agreement, originally dated December 31, 2013, with Mega International Commercial Bank. Obligations under the credit facility are secured by a $4.0 million cash deposit in a CD with such bank. Borrowings under this credit facility will bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings, New Taiwan dollar borrowings interest will bear at a rate equal to the Bank’s base lending rate plus 0.76%. The current effective interest rate is 1.77%. As of September 30, 2015, $3.4 million was outstanding under this credit facility.

On April 1, 2015, the Company’s Taiwan branch entered into a comprehensive credit line agreement with the Taipei branch of China Construction Bank, providing a revolving credit line of $6 million, maturing on April 1, 2016. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the credit line agreement reduce the amounts available under the existing credit line between the bank and the Company’s China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement will bear interest at a rate not less than LIBOR plus 1.5% for US dollar borrowings and at a rate of not less than Taiwan Interbank Offered Rate plus 0.9% for New Taiwan dollar borrowings. As of September 30, 2015, $5.6 million was outstanding under this credit facility.

On July 30, 2015, the Company’s Taiwan branch fully repaid its note payable with a financing company.

On June 30, 2015, the Company’s Taiwan branch entered into a purchase and sale contract and a finance lease agreement together with the sale contract with Chailease Finance Co, Ltd. in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, the Company sold certain equipment to Chailease and simultaneously leased the equipment back from Chailease pursuant to the finance lease agreement. The finance lease agreement has a three year term, with monthly lease payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to the Company upon the expiration of the finance lease agreement. As of September 30, 2015, $5.3 million was outstanding under this finance lease agreement.

As of September 30, 2015, the Company’s China subsidiary had credit facilities with China Construction Bank totaling $16.3 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. As of September 30, 2015, the Company’s China subsidiary used $6 million of its credit facility and issued standby letters of credit as collateral for the Company’s Taiwan branch line of credit with China Construction Bank. As of September 30, 2015, the Company had a U.S. currency based loan of $2.1 million outstanding under various notes with three-month terms, maturing from October 2015 to December 2015 with effective interest rate of 3.15%. There was $0.2 million outstanding RMB currency cash loan as of September 30, 2015, with a maturity date of August 26, 2016. The effective interest rate for the RMB currency loan was 5.79%. The outstanding balance of bank acceptance notes issued to vendors was $3.1 million with zero interest rate as of September 30, 2015.

As of September 30, 2015, the Company had $43.1 million of unused borrowing capacity.

As of September 30, 2015, there was $11.8 million of restricted cash, investments or security deposit associated with the loan facilities.

Note 9.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll	$5,295	$3,662
Accrued employee benefits	973	808
Accrued income taxes	478	52
Accrued state and local taxes	1,097	330
Advance payments	277	528
Accrued product warranty	193	247
Accrued other	1,628	1,313
	$9,941	$6,940

Note 10.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Realized foreign exchange gain (loss)	$393	$(17)	$552	$53
Government subsidy income	3	–	202	108
Other non-operating gain (loss)	20	(11)	29	16
Loss on disposal of assets	(3)	(27)	(13)	(29)
	$413	$(55)	$770	$148

Note 11.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

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

Stock Options

Options have been granted to the Company’s employees under the five incentive plans and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and 12.5% on a semi-annual basis thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity:

	Number of shares (in thousands)	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,423	8.96		4.48	–	3,486
Exercised	(68)	7.13	$15.99	2.75	–	604
Cancelled/Forfeited	(26)	9.39		5.01	–	135
Outstanding, September 30, 2015	1,329	$9.04		$4.55	7.408	$12,938
Exercisable, September 30, 2015	775	$8.52		$4.05	7.091	$7,954
Vested and expected to vest	1,283	$9.00		$4.53	7.389	$12,537

As of September 30, 2015, there was approximately $2.5 million of unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over 1.89 years.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity:

	Number of shares (in thousands)	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	21		18.22	238
Granted	147		10.50	1,542
Exercised/Released	(19)	$13.51	18.24	251
Cancelled/Forfeited	(5)		10.16	86
Outstanding at September 30, 2015	144		$10.65	$2,711
Exercisable, September 30, 2015	6		$19.45	$106
Vested and expected to vest	139		$10.67	$2,620

The table above includes 57,600 RSA’s granted on January 30, 2015 and issued on March 5, 2015.

As of September 30, 2015, there was $1.2 million of unrecognized compensation expense related to these RSU’s and RSA’s. This expense is expected to be recognized over 2.9 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Share-Based compensation - by expense type
Cost of sales	$17	$7	$52	$60
Research and development	55	28	165	84
Sales and marketing	58	24	162	72
General and administrative	387	428	1,188	1,278
	$517	$487	$1,567	$1,494

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Share-Based compensation - by award type
Employee stock options	$388	$405	$1,152	$1,238
Restricted stock units/awards	129	82	415	240
Warrants	–	–	–	16
	$517	$487	$1,567	$1,494

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

Warrants

As of September 30, 2015 and December 31, 2014, the Company had no outstanding warrants to purchase common or preferred stock.

Public Offerings of Common Stock

On September 25, 2013, the Company’s registration statement on Form S-1 for its initial public offering was declared effective by the Securities and Exchange Commission. The offering commenced on September 26, and the Company sold 3.6 million shares of its common stock in its initial public offering at a price of $10.00 per share, providing proceeds of $31.5 million, net of expenses and underwriting discounts and commissions. The Company’s initial public offering closed on October 1, 2013.

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

On June 3, 2015, the Company filed a Securities Registration Statement on Form S-3 (the “Form S-3”) with the Securities and Exchange Commission effective June 23, 2015, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $140 million. In connection with the Company’s Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. (the “sales agent”) pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $40 million (the “ATM Offering”) from time to time through the sales agent. On July 16, 2015, the Company commenced sales of common stock through the ATM Offering, and as of September 30, 2015, the Company has sold 1.9 million shares under the ATM Offering at a weighted average price of $21.54 per share, providing proceeds of $38.7 million, net of expenses and underwriting discounts and commissions.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
United States	$13,433	$7,826	$31,687	$19,950
Taiwan	36,670	23,795	87,919	58,684
China	6,982	4,928	17,345	15,424
	$57,085	$36,549	$136,951	$94,058

	As of the period ended
	September 30,	December 31,
	2015	2014
Long-lived assets:
United States	$32,079	$15,875
Taiwan	40,117	35,688
China	20,375	18,008
	$92,571	$69,571

Note 14.  Subsequent Events

On November 5, 2015, the Company entered into a new lease agreement for 2,983 square feet of office space located at 3025 Breckenridge Boulevard,, Suite 130, Duluth, Georgia, having a three year term beginning December 1, 2015 and ending November 30, 2018. The Company provided a $2,983 security deposit upon execution of the agreement. Under the terms of the lease agreement, monthly rent will be $2,983 per month for the first 12 months and shall increase 3% each year.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are partnered with our manufacturing locations and we have an additional research and development center in Lawrenceville, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE process), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our U.S. facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, FTTH, and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2008. Our China and Taiwan facilities are both certified to ISO14001:2004.

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

We have grown our revenue at a 31.7% Compound Annual Growth Rate between 2009 and 2014, including 66.3% growth year-over-year from 2013 to 2014. Our revenue growth in 2014 was driven primarily by increasing revenue from our internet data center customers. Growth in the first nine months of 2015 has been driven primarily by increasing revenue from our internet data center and CATV customers.

Our principal executive offices are located at 13115 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.4%	66.8%	67.3%	66.0%
Gross profit	31.6%	33.2%	32.7%	34.0%
Operating expenses
Research and development	9.4%	11.5%	10.9%	12.5%
Sales and marketing	2.8%	4.4%	3.5%	4.7%
General and administrative	8.7%	12.2%	10.5%	12.7%
Total operating expenses	20.9%	28.1%	24.9%	29.9%
Income from operations	10.7%	5.1%	7.8%	4.1%
Other income (expense)
Interest income	0.1%	0.3%	0.2%	0.3%
Interest expense	-0.6%	-0.2%	-0.6%	-0.3%
Other expense, net	-4.8%	-0.7%	-1.1%	-0.1%
Total other expense	-5.3%	-0.6%	-1.5%	-0.1%
Income before income taxes	5.4%	4.5%	6.3%	4.0%
Income taxes	-0.7%	-0.2%	-0.4%	-0.2%
Net income	4.6%	4.3%	5.9%	3.8%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. We also anticipate that our revenue derived from the internet data center market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
CATV	24.9%	33.5%	31.2%	34.7%
Data Center	67.6%	54.9%	61.7%	52.7%
FTTH	1.7%	7.2%	1.7%	8.4%
Other	5.8%	4.5%	5.4%	4.2%
	100.0%	100.0%	100.0%	100.0%

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2015	2014	Amount	%		2015	2014	Amount	%
CATV	$14,233	$12,245	$1,988	16.2%		$42,675	$32,639	$10,036	30.7%
Data Center	38,591	20,056	18,535	92.4%		84,517	49,530	34,987	70.6%
FTTH	962	2,616	(1,654)	(63.2%	)	2,371	7,928	(5,557)	(70.1%	)
Other	3,299	1,632	1,667	102.1%		7,388	3,961	3,427	86.5%
Total Revenue	$57,085	$36,549	$20,536	56.2%		$136,951	$94,058	$42,893	45.6%

Revenues in the internet data center market were driven primarily by increasing demand for our 40 gigabits per second transceivers as our customers continued to upgrade their technology infrastructure. The decrease in revenue in our FTTH market is due to decreased demand from our major FTTH customer. The increase in revenues in the CATV market for the year was a result of revenue derived from newly-designed products that have begun to be sold in higher quantities by our customers, as well as increased demand for new and existing products in certain international markets.

For the three and nine months ended September 30, 2015, our top ten customers represented 89.5% and 88.1% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended September 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$39,032	68.4%	$24,403	66.8%	$14,629	59.9%
Gross profit/margin	$18,053	31.6%	$12,146	33.2%	$5,907	48.6%

	Nine months ended September 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$92,116	67.3%	$62,071	66.0%	$30,045	48.4%
Gross profit/margin	$44,835	32.7%	$31,987	34.0%	$12,848	40.2%

Cost of goods sold increased by $14.6 million, or 59.9%, from the three months ended September 30, 2014 to 2015, primarily due to a 56.2% increase in sales over the prior year. Cost of goods sold increased by $30.0 million, or 48.4%, from the nine months ended September 30, 2014 to 2015, primarily due to a 45.6% increase in sales over the prior year. Within our markets, we sell similar products in different geographic regions at different prices, resulting in different gross margins among our products. The decrease in gross margin for both the three and nine months ended September 30, 2015 compared to the same periods ended September 30, 2014 were primarily the result of a product mix in our internet data center and CATV products.

Operating expenses

	Three months ended September 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$5,386	9.4%	$4,194	11.5%	$1,192	28.4%
Sales and marketing	1,582	2.8%	1,622	4.4%	(40)	(2.5%	)
General and administrative	4,963	8.7%	4,458	12.2%	505	11.3%
Total operating expenses	$11,931	20.9%	$10,274	28.1%	$1,657	16.1%

	Nine months ended September 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$14,892	10.9%	$11,749	12.5%	$3,143	26.8%
Sales and marketing	4,748	3.5%	4,452	4.7%	296	6.6%
General and administrative	14,500	10.5%	11,964	12.7%	2,536	21.2%
Total operating expenses	$34,140	24.9%	$28,165	29.9%	$5,975	21.2%

Research and development expense

Research and development expense increased by $1.2 million, or 28.4%, from the three months ended September 30, 2014 compared to the three months ended September 30, 2015. Research and development expense increased by $3.1 million, or 26.8%, from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015. This was primarily due to increases in personnel costs, rent and utilities, R&D work orders and project costs related to 100G data center products, DOCSIS 3.1-capable CATV products, and other new product development, and increase in depreciation expense resulting from additional R&D equipment investments. The percentage of research and development expenses over sales decreased from 11.5% to 9.4%, from the three months ended September 30, 2014 compared to the three months ended September 30, 2015. The percentage of research and development expenses over sales decreased from 12.5% to 10.9% from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015.

Sales and marketing expense

Sales and marketing expense decreased slightly from the three months ended September 30, 2014 compared to the three months ended September 30, 2015. Sales and marketing expense increased by $0.3 million, or 6.6%, from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015. This was due to an increase in expenses for a new sales incentive program which was implemented in May, 2014, and an increase in sales commissions directly related to our revenue growth. The percentage of sales and marketing expenses over sales decreased from 4.4% to 2.8%, from the three months ended September 30, 2014 compared to the three months ended September 30, 2015. The percentage of sales and marketing expenses over sales decreased from 4.7% to 3.5% from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015.

General and administrative expense

General and administrative expense increased by $0.5 million, or 11.3%, from the three months ended September 30, 2014 compared to the three months ended September 30, 2015. General and administrative expense increased by $2.5 million, or 21.2%, from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015. This was primarily due to an increase in payroll and benefits, professional fees and depreciation. The percentage of general and administrative expenses over sales decreased from 12.2% to 8.7%, from the three months ended September 30, 2014 compared to the three months ended September 30, 2015. The percentage of general and administrative expenses over sales decreased from 12.7 % to 10.6% from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015.

Other income (expense), net

	Three months ended September 30,
	2015			2014			Change
	Amount	% of Revenue		Amount	% of Revenue		Amount	%
	(in thousands, except percentages)
Interest income	$82	0.1%		$95	0.3%		$(13)	(13.7%	)
Interest expense	(351)	(0.6%	)	(55)	(0.2%	)	(296)	538.2%
Other income (expense), net	(2,747)	(4.8%	)	(258)	(0.7%	)	(2,489)	964.7%
Total Other income (expense), net	$(3,016)	(5.3%	)	$(218)	(0.6%	)	$(2,798)	1283.5%

	Nine months ended September 30,
	2015			2014			Change
	Amount	% of Revenue		Amount	% of Revenue		Amount	%
	(in thousands, except percentages)
Interest income	$236	0.2%		$280	0.3%		$(44)	(15.7%	)
Interest expense	(776)	(0.6%	)	(277)	(0.3%	)	(499)	180.1%
Other income (expense), net	(1,500)	(1.1%	)	(57)	(0.1%	)	(1,443)	2531.6%
Total Other income (expense), net	$(2,040)	(1.5%	)	$(54)	(0.1%	)	$(1,986)	3677.8%

Interest income decreased over the same prior year periods due to lower cash and investment balances.

Interest expense increased overall for the periods with additional borrowing activities during the three and nine months ended September 30, 2015 to fund the expansion projects.

Other income decreased by $2.5 million for the three months ended September 30, 2015 compared to the same period of the prior year due to $3.1 million of unrealized foreign exchange loss resulting from the fluctuation of Asia currencies against the U.S. dollar offset by $0.4 million realized exchange gain.

Other income increased by $1.4 million for the nine months ended September 30, 2015 compared to the same period in 2014 due to an increase of $2.2 million in unrealized foreign exchange loss resulting from the fluctuation of Asia currencies against the U.S. dollar, $0.1 million from insurance claims, $0.6 million from realized exchange gain and offset by a decrease of $0.2 million in non-recurring plant restoration expenses. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We received $0.1 million more in subsidies in the nine months ended September 30, 2015 compared to the same period in 2014.

Provision for income taxes

	Three months ended September 30,
	2015	2014	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(406)	$(77)	(329)	427.3%

	Nine months ended September 30,
	2015	2014	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(541)	$(187)	(354)	189.3%

Our income tax expense consists of U.S. alternative minimum tax, state taxes and Taiwan income tax recorded during the periods. Due to historic losses in the U.S., our net deferred tax assets are fully offset by a deferred tax valuation allowance.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. In 2015, we entered into credit agreements with East West Bank and Comerica Bank totaling $62.0 million to finance our working capital, campus expansion and equipment investments. In addition, we also entered various credit agreements with several Taiwan banks through our Taiwan branch totaling $26.5 million. On June 3, 2015, we filed a Securities Registration Statement on Form S-3 with the Securities and Exchange Commission effective June 23, 2015, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $140 million. As of September 30, 2015, we have sold 1.9 million shares at a weighted average price of $21.54 per share, providing proceeds of $38.7 million, net of expenses and underwriting discounts and commissions. As of September 30, 2015, we had $43.1 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2015, our cash, cash equivalents, restricted cash and short-term investments totaled $49.1 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(19,931)	$665
Net cash used in investing activities	(35,657)	(29,052)
Net cash provided by financing activities	59,047	43,155
Effect of exchange rates on cash and cash equivalents	1,958	260
Net increase (decrease) in cash and cash equivalents	$5,417	$15,028

Operating activities

For the nine months ended September 30, 2015, net cash used in operating activities was $19.9 million. During the nine months ended September 30, 2015, we recorded net income of $8.1 million. The net income included non-cash charges, including depreciation and amortization of $6.7 million, share-based compensation expense of $1.6 million and non-cash increases to our inventory reserve account of $2.2 million. Cash used in operating activities primarily related to an increase in inventory related to sales orders, an increase in our accounts receivable from the sale of our products, offset by cash provided by an increase in accounts payable to our vendors.

For the nine months ended September 30, 2014, net cash provided by operating activities was $0.7 million. During the nine months ended September 30, 2014, we recorded net income of $3.6 million. The net income included non-cash charges, including depreciation and amortization of $4.3 million, share-based compensation and warrant expense of $1.5 million and non-cash increases to our inventory reserve account of $1.2 million. Cash provided by operating activities primarily related to an increase in accounts receivable from the sale of our products and an increase in inventory related to sales orders, offset by cash provided by an increase in accounts payable to our vendors and an increase in accrued liabilities.

Investing activities

For the nine months ended September 30, 2015, net cash used in investing activities was $35.7 million mainly for the purchase of additional machinery and equipment and investment in construction of our U.S. plant.

For the nine months ended September 30, 2014, net cash used in investing activities was $29.1 million for the purchase of additional machinery and equipment and the payment for intellectual property licenses to support new product development efforts and manufacturing activities.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of common stock and activity associated with our various lending arrangements.

For the nine months ended September 30, 2015, our financing activities provided $59.0 million in cash. We received $21.8 million in net borrowings associated with our bank loans, $2.0 million in net proceeds from acceptance payable, offset by increased restricted cash of $3.1 million related to our bank loan requirements. We also received $38.7 million in net proceeds from our ATM Offering. See “At-the-Market Offering.”

For the nine months ended September 30, 2014, our financing activities provided $43.2 million in cash. We received $45.6 million in net proceeds from a secondary offering of common stock. This increase was offset by the repayment of $2.8 million in net borrowings associated with our bank loans.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank and Comerica Bank in the U.S., lines of credit and financing agreements for our Taiwan branch and several lines of credit arrangements for our China subsidiary. As of September 30, 2015, we had $43.1 million of unused borrowing capacity.

On June 30, 2015, we entered into a credit agreement with East West Bank and Comerica Bank, a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan. The credit agreement included a $25.0 million revolving line of credit which matures on June 30, 2018 and a $10 million term loan maturing on June 30, 2020. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75% or 3.0%. As of September 30, 2015, $20.0 million was outstanding under the revolving line of credit and $2.0 million was outstanding under the term loans.

We also have with East West Bank a term loan of $5 million with monthly payments of principal and interest that matures on July 31, 2019. As of September 30, 2015, the outstanding balance of such term loan was $4.3 million.

On January 26, 2015, we entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas. Upon signing the agreement, we deposited $11.0 million into a bank account for owner’s contribution of construction costs. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. As of September 30, there were no amounts outstanding under this loan agreement and there was a balance of $1.0 million in the restricted bank account.

Our loan and security agreements with East West Bank and Comerica Bank require us to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. As of September 30, 2015, we were in compliance with all covenants contained in these agreements.

On January 6, 2015, our Taiwan branch entered into a Credit Facility with CTBC Bank Co. Ltd. in Taipei, Taiwan for 90.0 million New Taiwan dollar, one year revolving credit facility. Our obligations under the Credit Facility are unsecured. Borrowings under the Credit Facility will bear interest at a rate based on the Bank’s corporate interest rate index plus 1.5%, adjusted monthly. As of the execution of the Credit Facility the Bank’s corporate interest rate index is 0.91%. As of September 30, 2015, $2.8 million was outstanding under this credit facility.

On March 9, 2015, our Taiwan branch increased its $4.0 million credit facility to a $7.0 million revolving credit facility with E. Sun Commercial Bank. Our obligations under the credit facility are secured by our $4.0 million cash deposit in a one-year CD with such bank and mature on May 27, 2016. The $4.0 million revolving line of credit with CD security bears interest at a rate equal to Taiwan Deposit Index Rate plus 0.41% for New Taiwan Dollar borrowings and a 0.1% service fee for U.S. dollar borrowings. The additional $3.0 million credit facility bears interest at a rate equal to LIBOR plus 1.7% divided by 0.946 and a 0.5% service fee for U.S. dollar borrowings. As of September 30, 2015, $3.5 million was outstanding under this credit facility.

On March 25, 2015, our Taiwan branch renewed its $4.0 million, one year revolving credit facility agreement, originally dated December 31, 2013, with Mega International Commercial Bank. Our obligations under the credit facility are secured by our $4.0 million cash deposit in a CD with such bank. Borrowings under this credit facility will bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. dollar borrowings, New Taiwan Dollar borrowings interest will bear at a rate equal to the Bank’s base lending rate plus 0.76%. The current effective interest rate is 1.77%. As of September 30, 2015, $3.4 million was outstanding under this credit facility.

On April 1, 2015, our Taiwan branch entered into a comprehensive credit line agreement with the Taipei branch of China Construction Bank, providing a revolving credit line of $6.0 million, maturing on April 1, 2016. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the credit line agreement reduce the amounts available under the existing credit line between the bank and our China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement will bear interest at a rate not less than LIBOR plus 1.5% for US dollar borrowings and at a rate of not less than Taiwan Interbank Offered Rate plus 0.9% for New Taiwan dollar borrowings. As of September 30, 2015, $5.6 million was outstanding under this credit facility.

On July 30, 2015, our Taiwan branch fully repaid its note payable with a financing company.

On June 30, 2015, our Taiwan branch entered into a purchase and sale contract and a finance lease agreement together with the sale contract with Chailease Finance Co, Ltd. in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, we sold certain equipment to Chailease and simultaneously leased the equipment back from Chailease pursuant to the finance lease agreement. The finance lease agreement has a three year term, with monthly lease payments, maturing on May 27 and June 30, 2018, respectively. The title to the equipment will be transferred to us upon the expiration of the finance lease agreement. As of September 30, 2015, $5.3 million was outstanding under this finance lease agreement.

As of September 30, 2015, our China subsidiary had credit facilities with China Construction Bank totaling $16.3 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. As of September 30, 2015, our China subsidiary used $6 million of its credit facility and issued standby letters of credit as collateral for our Taiwan branch line of credit with China Construction Bank. As of September 30, 2015, we had a U.S. currency based loan of $2.1 million outstanding under various notes with three-month terms, maturing from October 2015 to December 2015 with effective interest rate of 3.15%. There was $0.2 million outstanding RMB currency cash loan as of September 30, 2015, with a maturity date of August 26, 2016. The effective interest rate for the RMB currency loan was 5.79%. The outstanding balance of bank acceptance notes issued to vendors was $3.1 million with zero interest rate as of September 30, 2015.

As of September 30, 2015, there was $11.8 million of restricted cash, investments or security deposit associated with the loan facilities.

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

In July 2015, we commenced sales of common stock through the ATM Offering. The details of the shares of common stock sold through the ATM Offering through September, 2015 are as follows (dollars in thousands, except per share data):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	July 2015	$19.32	171	$3,220	$83
Raymond James & Associates, Inc.	August 2015	21.76	1,686	$35,780	$917

Total		$21.54	1,857	$39,000	$1,000

As of September 30, 2015, the total gross sales were $40.0 million and there is no remaining amount of common stock available to sell under the ATM Offering.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2015 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$49,229	$20,793	$26,618	$1,818	$–
Bank acceptance payable(1)	3,109	3,109	–	–	–
Operating leases(2)	13,460	1,046	2,546	1,928	7,940

Total commitments	$65,798	$24,948	$29,164	$3,746	$7,940

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, term loans and bank acceptance notes. The amount presented in the table represents the principal portion of the obligations.
(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2015, we did not, and we do not currently, have any off-balance sheet arrangements.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of September 30, 2015, our U.S. debt bears a variable rate of interest that is based on LIBOR. The debt subject to variable rates is subject to fluctuation in the LIBOR. As of September 30, 2015, the interest on our China debt varied based on when each term loan is drawn. Once drawn the interest remains fixed for the term of that draw. As of September 30, 2015, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended September 30, 2015, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.5 million in our interest expense for such period.

Foreign Exchange Rates

We operate on an international basis with a large portion of our business conducted in our Taiwan branch and China subsidiary. We use the U.S. dollar as our reporting currency for our consolidated financial statements. The financial records of our China subsidiary and our Taiwan branch are maintained in their respective local currencies, the RMB and the NT dollar, which are the functional currencies for our China subsidiary and our Taiwan branch, respectively. Assets and liabilities are translated at prevailing exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the then current period using a monthly average. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income in our statement of stockholders’ equity (deficit) and comprehensive income.

All transactions in currencies other than their functional currencies during the year are subject to foreign exchange risk when the exchange rate fluctuates on the respective relevant dates of such transactions. Transaction gains and losses are recognized in our statements of operations in other income (expense). Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than the functional currencies are re-measured at the exchange rates prevailing on the Balance Sheet date and unrealized exchange differences are recorded in our consolidated income statement.

During the three months ended September 30, 2015, we recognized $0.4 million of realized exchange gain arising from foreign currency transactions and $3.1 million of unrealized exchange losses arising from re-measurement of monetary assets and liabilities dominated in non-functional currency. During the nine months ended September 30, 2015, we recognized $0.5 million of realized exchange gain arising from foreign currency transactions and $2.2 million of unrealized exchange losses arising from re-measurement of monetary assets and liabilities dominated in non-functional currency on balance sheet date.

During the three months ended September 30, 2015, 1.7% of our revenue was denominated in RMB and less than 1% of revenue was denominated in NT dollars. In the three months ended September 30, 2015, 17.6% of our operating expenses were denominated in RMB and 31.1% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the three months ended September 30, 2015, our operating expenses would have been higher by $0.1 million.

As of September 30, 2015, we held the U.S. dollar denominated liabilities net of assets of approximately $20.9 million in our China subsidiary and $36.3 million in our Taiwan branch. With respect these U.S. Dollar denominated net liabilities as of September 30, 2015, if exchange rates of RMB and NT dollars for U.S. dollars were 1.0% higher during the three months ended September 30, 2015, our other operating income would have been $0.2 million and $0.4 million lower, respectively. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income as reported in U.S. Dollars.

We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Part II. Other Information

Item 1.   Legal Proceedings

As of September 30, 2015, we were not involved in any material pending legal proceedings.

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

We generate much of our revenue from a limited number of customers. In the nine months ended September 30, 2015 and years ended December 31, 2014, 2013 and 2012, our top ten customers represented 88.1%, 87.2%, 76.9%, and 77.6% of our revenue, respectively. In the nine month ended September 30, 2015 and the year ended 2014, Amazon represented 54.3% and 45.8% of our revenue and Cisco Systems, Inc. represented 11.1% and 8.9% of our revenue, respectively. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our wafer fabrication facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use a combination of Molecular Beam Epitaxy, or MBE and Metal Organic Chemical Vapor Deposition or MOCVD fabrication processes to make our lasers, rather than relying on MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors. Our MBE fabrication process relies on custom-manufactured equipment. If our MBE fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers, which would negatively affect our sales, competitive position and reputation. We may also experience delays in production, typically in February, during the Chinese New Year holiday when our facilities in China and Taiwan are closed.

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

We have a history of losses and have a substantial accumulated deficit. In the years ended December 31, 2013 and 2012, we experienced net losses of $1.4 million and $0.9 million, respectively. In the nine months ended September 30, 2015 and year ended December 31, 2014, we experienced profits of $8.1 and $4.3 million, respectively. As of September 30, 2015 and December 31, 2014 and 2013, our accumulated deficit was $70.9 million, $79.0 million and $83.3 million, respectively. These losses were due to expenditures made to expand our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to expand and maintain our manufacturing facilities and research and development operations. We expect to continue to make significant expenditures related to our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to maintain and expand our manufacturing facilities and research and development operations. In addition, we have incurred significant additional time demands and legal, accounting and other expenses since we became a public company in September 2013. Our management and other personnel devote a substantial amount of time to complying with the applicable rules and requirements of being a public company.

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

As of December 31, 2014, we had U.S. accumulated net operating losses, or NOLs, of approximately $56.5 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership, of 5-percent or greater shareholders, by value over a 3-year rolling period. Based upon an analysis of our equity ownership, we have experienced ownership changes which could limit our ability to utilize the NOLs and other pre-change attributes.  The amount of NOL available each year may decrease by the amount of NOL utilized and may increase by the amount of any operating losses incurred. Should we experience additional ownership changes, our NOL carry forwards may be subject to further limitations.

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

APPLIED OPTOELECTRONICS, INC.

Date: November 9, 2015	By:	/s/ Stefan J. Murry Stefan J. Murry Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

10.1**	Office Lease Agreement between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC dated November 5, 2015.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________

*	Incorporated herein by reference to the indicated filing.

**	Filed herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

