Form 10-K/A
period 2014-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2015-12-21
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2 )

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed on March 5, 2015 (the “Original 10-K”), and as amended on May 14, 2015, of Applied Optoelectronics, Inc., a Delaware corporation (the “Company” or “we”). We are filing this Amendment solely to provide correcting revisions to (i) the risk factor titled “If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected” in Item 1A Risk Factors, (ii) Item 9A Controls and Procedures and (iii) Exhibits 31.1 and 31.2. This Amendment does not reflect events occurring after March 5, 2015 or, except as described in this Explanatory Note, otherwise modify or update the disclosures set forth in the Original 10-K, including the financial statements and notes thereto included in the Original 10-K.

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

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. The Sarbanes-Oxley Act requires, among other things, that as a publicly-traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective. In addition, for so long as we qualify as an “emerging growth company” under the JOBS Act, which may be up to five years following our initial public offering in September 2013, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. During the course of any evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

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

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

As noted below, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. Due to a clerical error, however, the disclosure required by Item 308(a) of Regulation S-K and certain clauses in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 were inadvertently omitted. As a result of this clerical error, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014.

The Company has implemented form requirement checks and additional pre-filing review controls, effective immediately, to ensure the effectiveness of our disclosure controls and procedures in future periods.

b.	Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 2015.

APPLIED OPTOELECTRONICS, INC.

By:	/s/ Chih-Hsiang (Thompson) Lin Chih-Hsiang (Thompson) Lin, President and Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Form of Registration Rights Agreement	S-1	333-190591	4.1	August 13, 2013

4.2		Form of Shareholders’ Agreement	S-1	333-190591	4.2	August 13, 2013

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	1998 Incentive Share Plan	S-1	333-190591	10.2	August 13, 2013

10.2.1	†	Form of Stock Option Agreement under 1998 Incentive Share Plan	S-1	333-190591	10.2.1	August 13, 2013

10.2.2	†	Form of Stock Option Agreement under 1998 Incentive Share Plan	S-1	333-190591	10.2.2	August 13, 2013

10.3	†	2000 Incentive Share Plan	S-1	333-190591	10.3	August 13, 2013

10.3.1	†	Form of Stock Option Agreement under 2000 Incentive Share Plan	S-1	333-190591	10.3.1	August 13, 2013

10.3.2	†	Form of Stock Option Agreement under 2000 Incentive Share Plan	S-1	333-190591	10.3.2	August 13, 2013

10.4	†	2004 Incentive Share Plan	S-1	333-190591	10.4	August 13, 2013

10.4.1	†	Form of Stock Option Agreement under 2004 Incentive Share Plan	S-1	333-190591	10.4.1	August 13, 2013

10.5	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.5.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.5.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1/A	333-190591	10.5.2	August 27, 2013

10.6	†	2013 Equity Incentive Plan	10-Q	001-36083	10.1	November 14, 2013

10.6.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

10.6.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.6.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.6.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.7		Lease Agreement effective May 1, 2012 between the registrant and 12808 W. Airport, LLC	S-1	333-190591	10.7	August 13, 2013

10.7.1		First Amendment to Lease Agreement effective June 15, 2012 between the registrant and 12808 W. Airport, LLC	S-1	333-190591	10.7.1	August 13, 2013

10.7.2		Third Amendment to Office Lease Agreement between the Applied Optoelectronics, Inc. and 12808 Airport, LLC dated July 21, 2014	8-K	001-36083	10.1	July 25, 2014

10.8		Translation of Chinese lease agreement dated January 10, 2012 between the registrant and Admiral Overseas Corporation for space on 4F, NO.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	S-1	333-190591	10.8	August 13, 2013

10.8.1		Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 4F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.4	November 14, 2013

10.9		Translation of Chinese lease agreement dated April 1, 2012 between the registrant and Admiral Overseas Corporation for space on 6-7F, NO.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	S-1	333-190591	10.9	August 13, 2013

10.9.1		Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 6-7F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.5	November 14, 2013

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.10	Translation of Chinese lease agreement dated September 11, 2013 between the registrant and Admiral Overseas Corporation for space on 5F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.3	November 14, 2013

10.11	Amended and Restated Loan and Security Agreement effective May 20, 2009 between registrant and United Commercial Bank	S-1	333-190591	10.10	August 13, 2013

10.11.1	First Amendment to Amended and Restated Loan and Security Agreement effective May 3, 2010 between the registrant and East West Bank (as successor in interest to United Commercial Bank)	S-1	333-190591	10.10.1	August 13, 2013

10.11.2	Second Amendment to Amended and Restated Loan and Security Agreement effective October 28, 2010 between the registrant and East West Bank	S-1	333-190591	10.10.2	August 13, 2013

10.11.3	Third Amendment to Amended and Restated Loan and Security Agreement effective December 6, 2010 between the registrant and East West Bank	S-1	333-190591	10.10.3	August 13, 2013

10.11.4	Fourth Amendment to Amended and Restated Loan and Security Agreement effective May 5, 2011 between the registrant and East West Bank	S-1	333-190591	10.10.4	August 13, 2013

10.11.5	Fifth Amendment to Amended and Restated Loan and Security Agreement effective November 30, 2011 between the registrant and East West Bank	S-1	333-190591	10.10.5	August 13, 2013

10.11.6	Sixth Amendment to Amended and Restated Loan and Security Agreement effective March 29, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.6	August 13, 2013

10.11.7	Seventh Amendment to Amended and Restated Loan and Security Agreement effective June 29, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.7	August 13, 2013

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11.8	Eighth Amendment to Amended and Restated Loan and Security Agreement effective November 2, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.8	August 13, 2013

10.11.9	Ninth Amendment to Amended and Restated Loan and Security Agreement effective April 11, 2013 between the registrant and East West Bank	S-1	333-190591	10.10.9	August 13, 2013

10.11.10	Tenth Amendment to Amended and Restated Loan and Security Agreement effective September 10, 2013 between the registrant and East West Bank	S-1/A	333-190591	10.10.10	September 11, 2013

10.11.11	Eleventh Amendment to Amended and Restated Loan and Security Agreement effective November 13, 2013 between the registrant and East West Bank	8-K	001-36083	10.1	November 19, 2013

10.11.12	Twelfth Amendment to Amended and Restated Loan and Security Agreement effective December 11, 2013 between the registrant and East West Bank	8-K	001-36083	10.1	December 17, 2013

10.11.13	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank	10-K	001-36083	10.11.13	March 6, 2014

10.12	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank	10-K	001-36083	10.11.12	March 6, 2014

10.13	Translation of Chinese Loan Agreement dated December 31, 2013 between the registrant and E. Sun Commercial Bank Co., Ltd.	10-K	001-36083	10.13	March 6, 2014

10.14	Translation of Chinese Loan Agreement dated December 20, 2013 between the registrant and Mega International Commercial Bank Co., Ltd.	10-K	001-36083	10.14	March 6, 2014

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated January 28, 2007	S-1	333-190591	10.12	August 13, 2013

10.15.1	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10.15	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Stefan J. Murry, dated January 28, 2007	S-1	333-190591	10.13	August 13, 2013

10.16	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Shu-Hua (Joshua) Yeh, dated June 1, 2012	S-1	333-190591	10.14	August 13, 2013

10.17	†	Employment Agreement between the registrant and James L. Dunn, Jr., dated April 16, 2013	S-1	333-190591	10.15	August 13, 2013

10.18	†	Employment Agreement between the registrant and Hung-Lun (Fred) Chang, dated April 16, 2013	S-1	333-190591	10.16	August 13, 2013

10.19		Translation of Lease Agreement dated March 18, 2014 between the Company and Taiwan Furniture Manufacturers’ Association for office space at 2F, No. 700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.).	8-K	001-36083	1.2	March 25, 2014

10.20		Translation of Lease Agreement dated April 1, 2014 between the Company and Taiwan Asset Management Corporation for office and manufacturing space at No. 18, Gong 4th Rd., Gong’er Industrial Park, Linkou District, New Taipei City 244, Taiwan (R.O.C.)	8-K	001-36083	1.01	April 7, 2014

10.21		Business Loan Agreement, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	July 18, 2014

10.21.1		Commercial Security Agreement, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	July 18, 2014

10.21.2		Promissory Note, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	July 18, 2014

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22	Business Loan Agreement, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	August 5, 2014

10.22.1	Commercial Security Agreement, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	August 5, 2014

10.22.2	Promissory Note, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	August 5, 2014

10.23	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of June 30, 2014)	10-Q	001-36083	10.2	August 12, 2014

10.24	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of June 30, 2014)	10-Q	001-36083	10.3	August 12, 2014

10.25	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of September 30, 2014)	10-Q	001-36083	10.4	November 12, 2014

10.26	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of September 30, 2014)	10-Q	001-36083	10.5	November 12, 2014

10.27	Loan Agreement, dated January 6, 2015, between Applied Optoelectronics, Inc. and CTBC Bank Co. Ltd.	8-K	001-36083	10.1	January 12, 2015

10.28	Construction Loan Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	January 30, 2015

10.28.1	Commercial Security Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	January 30, 2015

10.28.2	Promissory Note, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	January 30, 2015

Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.29		Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of December 31, 2014)	10-K	001-36083	10.29	March 5, 2015

10.30		Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of December 31, 2014)	10-K	001-36083	10.30	March 5, 2015

21.1		Subsidiaries of the registrant	S-1	333-190591	21.1	August 13, 2013

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see page 56 to this Annual Report on Form 10-K).

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*	Filed herewith.
**	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Applied Optoelectronics, Inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
†	Management contract, compensatory plan or arrangement.

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

