Form 10-Q/A
period 2015-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2015-12-21
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, originally filed on May 11, 2015 (the “Original 10-Q”), of Applied Optoelectronics, Inc., a Delaware corporation (the “Company” or “we”). The purpose of this Amendment is to clarify certain prior disclosures. This Amendment contains changes to Part I—Item 4 (Controls and Procedures), Part II—Item 1A (Risk Factors) and Part II--Item 6 (Exhibits).

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-Q as Exhibits 31.1 and 31.2.

This Amendment should be read in conjunction with the Original 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q on May 11, 2015. The Original 10-Q has not been amended or updated to reflect events occurring after May 11, 2015, except as specifically set forth in this Amendment.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report.

As noted below, management is responsible for establishing and maintaining adequate internal control over financial reporting. Due to a clerical error, however, certain clauses in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to designing, establishing and maintaining internal control over financial reporting were inadvertently omitted. As a result of this clerical error, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2015.

The Company has implemented form requirement checks and additional pre-filing review controls, effective immediately, to ensure the effectiveness of our disclosure controls and procedures in future periods.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by the Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See Exhibit Index on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: December 18, 2015	By:	/s/ Stefan J. Murry Stefan J. Murry Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

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

