Form 10-Q/A
period 2015-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2015-12-21
CIK 1158114

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, originally filed on August 7, 2015 (the “Original 10-Q”), of Applied Optoelectronics, Inc., a Delaware corporation (the “Company” or “we”). ”). The purpose of this Amendment is to clarify certain prior disclosures. This Amendment contains changes to Part I—Item 4 (Controls and Procedures), Part II—Item 1A (Risk Factors) and Part II--Item 6 (Exhibits).

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-Q as Exhibits 31.1 and 31.2.

This Amendment should be read in conjunction with the Original 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q on August 7, 2015. The Original 10-Q has not been amended or updated to reflect events occurring after August 7, 2015, except as specifically set forth in this Amendment.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report.

As noted below, management is responsible for establishing and maintaining adequate internal control over financial reporting. Due to a clerical error, however, certain clauses in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to designing, establishing and maintaining internal control over financial reporting were inadvertently omitted. As a result of this clerical error, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2015.

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

