Form 10-Q/A
period 2015-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2015-12-21
CIK 1158114

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, originally filed on November 9, 2015 (the “Original 10-Q”), of Applied Optoelectronics, Inc., a Delaware corporation (the “Company” or “we”). The purpose of this Amendment is to clarify certain prior disclosures. This Amendment contains changes to Part I—Item 4 (Controls and Procedures), Part II—Item 1A (Risk Factors) and Part II--Item 6 (Exhibits).

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-Q as Exhibits 31.1 and 31.2.

This Amendment should be read in conjunction with the Original 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q on November 9, 2015. The Original 10-Q has not been amended or updated to reflect events occurring after November 9, 2015, except as specifically set forth in this Amendment.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report.

As noted below, management is responsible for establishing and maintaining adequate internal control over financial reporting. Due to a clerical error, however, certain clauses in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to designing, establishing and maintaining internal control over financial reporting were inadvertently omitted. As a result of this clerical error, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2015.

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

APPLIED OPTOELECTRONICS, INC.

Date: December 18, 2015	By:	/s/ Stefan J. Murry Stefan J. Murry Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

10.1**	Office Lease Agreement between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC dated November 5, 2015. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________

*	Incorporated herein by reference to the indicated filing.

**	Filed herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

