Form 10-K
period 2015-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2016-03-14
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $250.6 million based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 30, 2015 of $17.36 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2016, the Registrant had 17,055,597 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2015.

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

The CATV market is our most established market, for which we supply a broad array of products including lasers, transmitters and turn-key equipment. Sales of headend, node and distribution equipment have contributed significantly to our revenue in recent years as a result of our ability to meet the needs of CATV equipment vendors who have continued to outsource both the design and manufacturing of this equipment. While equipment vendors have relied upon third parties to assemble portions of their products, within the past six years certain of our customers have accelerated the outsourcing of the design and manufacturing of both headend equipment and node equipment to third parties. The shift is due in part to the sophisticated engineering expertise needed to perform this work. We believe that our extensive high-speed optical, mixed-signal semiconductor and mechanical engineering capabilities position us well to benefit from these industry dynamics.

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs. We design, manufacture and integrate our own analog and digital lasers using a combination of Metal Organic Chemical Vapor Deposition, or MOCVD, and our proprietary Molecular Beam Epitaxy, or MBE, fabrication process, which we believe is unique in our industry. We manufacture the majority of the laser chips and optical components that are used in our products. The lasers we manufacture are proven to be reliable over time and highly tolerant of changes in temperature and humidity, making them well-suited to the CATV and FTTH markets where networking equipment is often installed outdoors.

In 2015, our revenue was $189.9 million and our gross margin was 31.8%. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 33.6% between 2009 and 2015. In the year ended December 31, 2013, we incurred losses of $1.4 million. In the years ended December 31, 2015 and 2014, we had a net income of $ 10.8 million and $4.3 million, respectively, and our accumulated deficit at December 31, 2014 and December 31, 2015 was $79.0 million and $68.2 million, respectively. In 2015, we earned 64.9% of our total revenue from the internet data center market, and 28.3% of our total revenue from the CATV market. In 2015, our key customers in the CATV market included Cisco Systems and Biogenomics Corp., a distributor. In 2015, 2014 and 2013, Cisco Systems accounted for 10.4%, 8.9%, and 21.8%, respectively, of our revenue and Biogenomics Corp. accounted for 2.9%, 6.2% and 8.7%, respectively, of our revenue. In 2015, our key customers in the data center market included Amazon and Microsoft. In 2015, 2014, and 2013, Amazon accounted for 52.5%, 45.8%, and 18.2% of our revenue, respectively, and Microsoft accounted for 11.6%, 3.6%, and 6.1% of our revenue, respectively.

Industry Background

During 2015, our three target markets, internet data centers, CATV and FTTH, experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

The prevailing trends in our target markets include:

•	Trends in the Internet Data Center Market. To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and accelerating data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds up to 1 gigabit per second, to optical fiber as a transport medium, typically providing speeds from 10 gigabits per second to 100 gigabits per second. In recent years, a number of leading internet companies have adopted more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and as a consequence, these companies are more willing to work with non-traditional equipment vendors, which we believe creates an open and growing opportunity for optical device vendors. Moreover, transmission speeds have continued to increase among the companies who have previously transitioned from copper-based to fiber-based infrastructure, resulting in opportunities for optical device vendors to supply new optical transceivers capable of operating at these higher data rates.

•

Trends in the CATV Market. In recent years, CATV service providers have invested extensively to support high speed, two-way communications and we expect that they will continue to do so. In North America, in particular, CATV service providers have expressed interest in emerging new technologies like DOCSIS 3.1, which will enable them to offer higher speed connections to their customers. In order to increase available bandwidth for their customers beyond the bandwidth possible with the introduction of DOCSIS 3.1, cable MSOs have been reducing the number of customers that are connected to a single node. By reducing the number of “homes per node,” the average bandwidth available to each customer is increased. Other new technologies, such as Converged Cable Access Platform (CCAP) and “Remote PHY” are under development by cable equipment suppliers. These technologies are being developed to be a cost-effective solution to provide higher available bandwidth to CATV customers.

While equipment vendors have historically relied upon third parties only to assemble portions of their products, within the past six years, certain of our customers have accelerated the outsourcing of both the design and manufacturing of both headend equipment and node equipment to third parties. The shift is due in part to the sophisticated engineering expertise needed to perform this work, along with the proliferation of new equipment designs needed to support DOCSIS 3.1.

•	Trends in the FTTH Market. The FTTH market generally refers to the Passive Optical Networks, or PONs, that telecommunications service providers deploy. The most commonly deployed PON technology is Gigabit PON, or GPON, which delivers up to 2.5 gigabits per second (Gbps) of data, but due to the splitting of the bandwidth among multiple users, the actual bandwidth delivered to an individual subscriber is far less than 2.5 Gbps. One approach that does support true 1 Gbps service to the home is wavelength division multiplexing PON, or WDM-PON, a technology that enables the transmission of multiple wavelengths of data over a single fiber-optic strand.

We experience certain challenges within our target markets, including continuous pressure to innovate and deliver highly integrated products that perform reliably in harsh, demanding environments and to produce high-quality devices in large volumes at competitive prices.

Our Solutions

By addressing the challenges in our target markets, we provide the following benefits to our customers:

•	Enable customers to deliver innovative products. We leverage our extensive expertise in high-speed optical, mixed-signal semiconductor and mechanical engineering, and MOCVD and our proprietary MBE laser fabrication process to deliver technologically advanced products to our customers.

•	Enhance efficiency and cost effectiveness of our customers’ supply chains. We design and sell products at the level of integration desired by a customer, from components to turn-key equipment, providing our customers a dependable, cost-effective and simplified supply chain.

•	Deliver high quality, reliable products in high volume. As a vertically integrated supplier, we are able to monitor and maintain quality control throughout the production process, using our internally produced components where possible for our final products. With manufacturing facilities in the U.S., Taiwan and China, we can support high volume production and timely delivery for our customers around the world.

•	Provide sophisticated design solutions to our customers. We believe our in-house expertise in both analog and digital optical engineering enables us to design comprehensive solutions that meet many of the different network architectures and protocols used by our customers.

Our Strengths

Our key competitive strengths include the following:

•	Proprietary technological expertise and track record of innovation. We continue to develop innovative products by leveraging our technological expertise, including our proprietary MBE and MOCVD laser fabrication process.

•

Innovative light engine design and manufacturing. High-speed data center interconnect transceivers increasingly rely on multiple parallel optical signals.  Our expertise in designing and manufacturing light engines, which combine lasers and photodiodes with channel multiplexing and de-multiplexing elements, gives us the ability to quickly develop new products for our data center customers.

•	Proven system design capabilities. We have extensive expertise and proven design capabilities in high-speed optical, mixed-signal semiconductor and mechanical engineering, which we believe position us to take advantage of the continuing shift to outsourced design and manufacturing among CATV equipment vendors.

•	Highly customized products. Most of our products have some level of customization, making it more difficult for our customers to switch rapidly to another supplier. We believe this element of customization contributes to longer product lifecycles and more stable product pricing.

•	Industry-leading position in the CATV market. We have continued to be awarded new design and manufacturing opportunities for CATV components and equipment. We serve a majority of the largest CATV equipment manufacturers in the world and our knowledge of both their requirements and the needs of their customers (the CATV network operators) allows us to access these new opportunities.

•	Vertically integrated, geographically distributed manufacturing model. Our vertically integrated design and manufacturing process encompasses various steps from laser design and fabrication to complete optical system design and assembly. Furthermore, we have geographically distributed our manufacturing by strategically locating our operations in the U.S., China and Taiwan to reduce development time and production costs, to better support our customers and to help protect our intellectual property.

Our Strategy

We seek to be the leading global provider of optical components, modules and equipment for each of our three target markets, internet data centers, CATV, and FTTH. Our strategy includes the following key elements:

•	Continue to penetrate the internet data center market. In the internet data center market, we primarily target internet data center operators who have adopted an open system architecture—one in which the optical connectivity solutions can be provided by a different vendor than the vendor which provides their servers and switches.

•	Extend our leadership in CATV networking. We intend to maintain our position as the leading producer of optical components used in CATV networks, and to capture an increasing share of the CATV equipment market as the major equipment vendors continue to outsource the design and manufacturing of such products.

•	Continue to penetrate the FTTH market. We believe our WDM-PON technology is a cost-effective solution for delivering 1 Gbps bandwidth to a home. We intend to capture an increasing share of the FTTH market by delivering optical modules enabling 1 Gbps synchronous service to the home through our customers, who are either internet service providers or manufacturers of networking equipment supplying internet service providers.

•	Continue to invest in our capabilities and infrastructure. We intend to continue to invest in new products, new technology and our production infrastructure and facilities to maintain and strengthen our competitive position. We engage in an active research and development program to develop new products and enhance existing products.

•	Selectively pursue other opportunities that leverage our existing expertise. Our expertise in designing and manufacturing outdoor equipment for the CATV industry positions us well to pursue applications that are also characterized by having varying and demanding environments, including wireless and wireline telecom infrastructure, industrial robotics, aerospace and defense, and oil and gas exploration.

•	Pursue complementary acquisition and strategic alliance opportunities. We evaluate and selectively pursue acquisition opportunities or strategic alliances that we believe will enhance or complement our current product offerings, augment our technology roadmap, or diversify our revenue base.

Our Technology

We believe that we have technology leadership in four key areas: semiconductor laser manufacturing, electronic technologies that enhance the performance of our lasers, optical hybrid integration and mixed-signal semiconductor design.

•	Differentiated semiconductor laser manufacturing. We use a combination of MBE and MOCVD processes in the fabrication of our lasers. We believe that the combination of these two epitaxial processes allows our products to benefit from the advantages afforded by each of these techniques. Among the differentiators of MBE relative to MOCVD fabrication are a lower process temperature and the use of solid phase materials rather than gaseous sources to grow wafers and the growth of more highly strained crystals. These factors contribute to longer operating lives of our lasers, improved laser efficiency and threshold current, among other performance attributes that make them well-suited to our target markets. While we believe that these advantages of MBE are important, MBE does have disadvantages including the inability to use certain dopant materials (for example Iron), difficulty in certain types of regrowth, and the necessity to maintain complex ultra-high vacuum equipment. By utilizing MOCVD in a portion of our production process, we are able to ameliorate some of these disadvantages. However, the epitaxial and processing steps required in the fabrication of our devices are very complex, with numerous critical steps requiring highly precise control. As a result of some of these challenges, production yields and the performance attributes of laser devices are highly variable and optimizing these characteristics requires numerous enhancements and modifications to standard MBE equipment and the MBE process. To our knowledge, we are unique in incorporating MBE processes in the production of communications lasers in high volume, and believe it would be difficult and time-consuming for other vendors to replicate our production technology.

•	Laser enhancement technology. Certain properties of the semiconductor lasers predominantly used in traditional communications devices, such as chirp and wavelength drift, negatively affect their ability to transmit signals over long fiber distances or prevent them from transmitting signals with acceptable fidelity in certain applications. We have developed laser enhancement circuitry that can correct many of these deficiencies. We believe that our technology will become more essential with wider deployment of higher capacity CATV and FTTH systems, which place more stringent demands on laser performance.

6

•

Optical hybrid-integration technology. Reducing the size, power consumption and complexity of optical devices is essential for achieving the price and performance targets of our customers. Our ability to integrate multiple optical networking functions into a single device and to co-package multiple devices into smaller form factors helps us meet customer requirements, and we believe can also create new opportunities. For instance, the transmission speed between network elements (switches and servers, for example) within the data center has continued to increase. However, the rate at which this data can be converted from electrical signals to optical signals by laser diodes has not increased at the same pace. Therefore, to achieve data rates of 40 Gbps and above, many customers utilize multiple lower data rate lasers co-packaged together into a single optical module, which we refer to as a light engine. The technology required to cost-effectively and reliably co-package these lasers and the associated electronic control circuitry is complex. Our extensive experience with the processes and the manufacturing technologies required to produce these devices gives us a competitive advantage.

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

Patents

As of December 31, 2015, we owned a total of 74 U.S. issued patents and 104 patents issued in China and Taiwan, plus a number of pending US and foreign/international patent applications. Our issued US and foreign patents will expire between 2016 and 2034.

Our portfolio of patents and patent applications covers several different technology families including:

•	laser structure and design;

•	optical signal conditioning and laser control;.

•	laser fabrication;

•	photodiode and optical receiver design and fabrication;

•	optical device and module designs;

•	optical device packaging equipment and techniques; and

•	optical network enhancements.

Trademarks

We have registered the trademarks APPLIED OPTOELECTRONICS, INC., AOI and our logo with the U.S. Patent and Trademark Office on the Principal Register. These marks are also registered in, or have applications for registration pending in, various foreign trademark offices.

Research and Development

To maintain our growth and competitiveness, we engage in an active research and development program to develop new products and enhance existing products. As a result of these efforts, we anticipate releasing various new or enhanced products over the next several years. Our research and development expenses were approximately $20.9 million, $16.0 million, and $8.5 million for the years 2015, 2014 and 2013, respectively.

As of December 31, 2015, we had a total of 268 employees working in the R&D department, including 18 with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Manufacturing and Operations

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations. In our U.S. facility, we manufacture laser chips (utilizing our MBE and MOCVD process), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our U.S. facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our U.S. facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, FTTH, and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2008.

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

We depend on a limited number of suppliers for certain raw materials and components used in our products. We regularly review our vendor relationships in an attempt to mitigate risks and lower costs, especially where we depend on one or two vendors for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we strive not to carry significant inventories of externally sourced raw materials. Accordingly, we maintain ongoing communications with our vendors in order to help prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements.

Customers

Our customers are primarily internet data center operators, CATV and telecommunications equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2015, 2014 and 2013, we obtained 95.7%, 92.6% and 88.4% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In 2015, the two customers who contributed most to our data center revenue were Amazon.com and Microsoft. Our CATV products were used by the three largest CATV OEMs, consisting of Cisco Systems, Inc., Arris Group Inc. (which acquired the Motorola Home Business in 2013) and Aurora Networks, a subsidiary of Pace plc (which acquired Harmonic Inc.’s optical business in 2013 and itself being acquired by Pace plc subsequently). In 2016, Arris Group Inc. completed its purchase of Pace plc, making the combined company one of our largest CATV customers. The two customers that contributed most to our revenue in the FTTH market in 2015 were Genexis B.V. and a leading internet service provider. In 2015, revenue from the internet data center market, CATV market, FTTH market and other markets provided 64.9%, 28.3%, 1.3%, and 5.5% of our revenue, respectively, compared to 49.4%, 36.9%, 10.4%, and 3.8%, respectively, in 2014.

In addition to our three main target markets, we also manufacture and sell optical products designed for telecommunications. These products include optical products designed to transmit signals used in 4G Long Term Evolution, or LTE, mobile networks, and various products targeted at the metro-scale telecommunications networking market. We have various other products designed for diverse applications, both inside and outside of communications technology, which generally are derivatives of products developed for our three target markets.

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

Financial Information by Geographic Region

For information regarding our revenue and long-lived assets by geographic region, see Note N to the Consolidated Financial Statements. For risks relating to our operations see “Item 1A. Risk Factors” and particularly the risks under the caption “Risks related to our operations in China.”

Competition

The optical networking market is intensely competitive. Because of the broad nature of our product offerings, we do not believe that we face a single major competitor across all of our markets. We do, however, experience intense competition in each product area from a number of manufacturers and we anticipate that competition will increase. Our major competitors in one or more of our markets include EMCORE Corporation, Finisar Corporation, Foxconn Interconnect Technology Ltd., Lumentum Holding, Inc., Mitsubishi, Molex, LLC, Oclaro, Inc., Source Photonics, and Sumitomo Electric Industries, Ltd.

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

We believe that we compete favorably with respect to the above factors based on our MBE and MOCVD processes, our vertically integrated model, the performance and reliability of our product offerings, and our technical expertise in light engine design and manufacture.

Employees

As of December 31, 2015, we employed 2,513 full-time employees, of which 34 held Ph.D. degrees in a science or engineering field. Of our employees 257 are located in the U.S., 1,186 are located in Taiwan, and 1,070 are located in China. None of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage and believe that we have satisfactory relations with our employees.

Environmental Matters

Our research and development and manufacturing operations and our products are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations, including those governing discharges of pollutants to air and water, the use, storage, handling and disposal of hazardous materials, employee health and safety, and the hazardous material content in our products. Our environmental management systems in our facilities in Sugar Land, TX, Ningbo, China and Taipei, Taiwan are all certified to meet the requirements of ISO14001:2004. However, there can be no assurance that violations of applicable laws at any of our facilities will not occur in the future as a result of human error, accident, equipment failure or other causes. We use, store and dispose of hazardous materials in our manufacturing operations and hazardous materials are present in our products. We incur costs to comply with environmental, health and safety requirements, and any failure to comply, or the identification of contamination for which we are found liable, could cause us to incur substantial costs, including cleanup costs, monetary fines, or civil or criminal penalties, and subject us to property damage and personal injury claims, and result in the suspension of production, alteration of our manufacturing processes, redesign of our products, or curtailment of sales and adverse publicity. Liability under environmental, health and safety laws can be joint and several and without regard to fault or negligence. For example, pursuant to environmental laws and regulations, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, we may be liable for the full amount of any remediation-related costs at properties we currently own or formerly owned, such as our currently owned Sugar Land, Texas facility, or at properties at which we operated, as well as at properties we will own or operate in the future, and properties to which we have sent hazardous substances, whether or not we caused the contamination.

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

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components, and equipment used in our products. We continually review our supplier relationships to mitigate risks and lower costs, especially where we depend on one or two suppliers for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we strive not to carry significant inventories of raw materials. Accordingly, we maintain ongoing communications with our suppliers in order to prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of critical supplies in a timely manner.

We are subject to rules promulgated by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of "conflict minerals". These rules have imposed and will continue to impose additional costs and may introduce new risks related to our ability to verify the origin of any "conflict minerals" used in our products.

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

We generate much of our revenue from a limited number of customers. In 2015, 2014 and 2013, our top ten customers represented 88.7%, 87.2% and 76.9% of our revenue, respectively. In 2015, Amazon represented 52.5% of our revenue and Microsoft represented 11.6% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

Adverse events affecting our key customers could also negatively affect our ability to retain their business and obtain new purchase orders, which could adversely affect our revenue and results of operations. For example, in recent years, there has been consolidation among various network equipment manufacturers and this trend is expected to continue. For example, in January 2016, Arris Group Inc. (“Arris”) completed plans to purchase Pace Plc (“Pace”). Pace and Arris have historically been our customers, and if we fail to achieve historical levels of sales of our products to the new entity, the loss or reduction in sales could have an adverse effect on our business, financial condition, results of operations, and cash flows. We are unable to predict the impact that industry consolidation would have on our existing or potential customers. We may not be able to offset any potential decline in revenue arising from the consolidation of our existing customers with revenue from new customers or additional revenue from the merged company.

If our customers do not qualify our products for use on a timely basis, our results of operations may suffer.

Prior to the sale of new products, our customers typically require us to “qualify” our products for use in their applications. At the successful completion of this qualification process,we refer to the resulting sales opportunity as a “design win.” Additionally, new customers often audit our manufacturing facilities and perform other evaluations during this qualification process. The qualification process involves product sampling and reliability testing and collaboration with our product management and engineering teams in the design and manufacturing stages. If we are unable to accurately predict the amount of time required to qualify our products with customers, or are unable to qualify our products with certain customers at all, then our ability to generate revenue could be delayed or our revenue would be lower than expected and we may not be able to recover the costs associated with the qualification process or with our product development efforts, which would have an adverse effect on our results of operations.

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

Historically, we have generated much of our revenue from the CATV market. In 2015, 2014 and 2013, the CATV market represented 28.3%, 36.3% and 60.4% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecommunications, wireless or satellite, will gain the most widespread acceptance. CATV network operators may reduce or forego equipment purchases in anticipation of the availability of next generation DOCSIS 3.1 solutions that are expected to be available soon, which may adversely affect our sales. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition or results of operations will be adversely affected. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecommunication service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

We will be expanding to new facilities in our Sugar Land, TX location. These facilities will add significant additional costs and if we fail to adequately utilize the additional production capacity, our results of operations will suffer.

In 2015, we began construction of two new buildings located immediately adjacent to our existing headquarters building in Sugar Land, TX. The projected cost of construction for these new facilities is approximately $33 million, and we expect to invest significant additional resources to add production equipment to the new facilities. Much of this equipment must be ordered far in advance of its delivery date, and accordingly we must make the decision to purchase equipment long before we see additional orders for our products. While we endeavor to order equipment that is flexible in utilization, if we over-estimate aggregate demand for our products, or if we fail to accurately predict the types of products that customers will demand in the future, we may be forced to under-utilize this equipment, which could result in asset impairment charges, additional costs to reconfigure equipment to be used in other production, or other charges that would negatively affect our results of operations.

Our new factory in Sugar Land, TX may experience unforeseen difficulties in commencing operations, or may cost more than we expect to bring online.

We expect to complete our new facility in Sugar Land, TX in the second quarter of 2016. However, construction delays or difficulties that may arise in the new facility may result in delays to the commencement of operations in the new facility, or may cause us to incur additional costs to fix any deficiencies in the new facility. We expect to begin utilizing the additional production capacity from the new facility in 2016, and any delay to our start-up schedule could cause us to have insufficient production capacity to meet customer orders. If we are unable to produce sufficient products to meet customer demand, it would negatively affect our sales, competitive position and reputation.

We have limited operating history in the FTTH market, and our business could be harmed if this market does not develop as we expect.

For 2014 and 2015, respectively, we generated 10.4%, and 1.3% of our revenue from the FTTH market. We have only recently begun offering products to the FTTH market, and our WDM-PON products designed for this market have not yet, and may never, gain widespread acceptance by large internet service providers. Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. We are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 gigabit per second service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition or results of operations will be adversely affected.

If we encounter manufacturing problems, we may lose sales and damage our customer relationships.

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our wafer fabrication facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use an MBE fabrication process to make our lasers, in addition to Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our Molecular Beam Epitaxy, or MBE, fabrication process relies on custom-manufactured equipment. If our MBE or MOCVD fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers, which would negatively affect our sales, competitive position and reputation. We may also experience delays in production, typically in February, during the Chinese New Year holiday when our facilities in China and Taiwan are closed.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that 1,960 of our employees as of December 31, 2015 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

We have a history of losses and have a substantial accumulated deficit.

We have a history of losses and have a substantial accumulated deficit. In the years ended December 31, 2013 and 2012, we experienced net losses of $1.4 million and $0.9 million, respectively. In 2014 and 2015, we experienced profit of $4.3 million and $10.8 million, respectively. As of December 31, 2015 and 2014, our accumulated deficit was $68.2 million and $79.0 million, respectively. Our losses in past years were due to expenditures made to expand our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to expand and maintain our manufacturing facilities and research and development operations. We expect to continue to make significant expenditures related to our business, including expenditures for hiring additional research and development, and sales and marketing personnel, and expenditures to maintain and expand our manufacturing facilities and research and development operations. In addition, we have incurred significant additional time demands and legal, accounting and other expenses since we became a public company in September 2013. Our management and other personnel devote a substantial amount of time to complying with the applicable rules and requirements of being a public company.

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

Our quarterly revenue and operating results have varied in the past and will likely continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	the timing, size and mix of sales of our products;

•	fluctuations in demand for our products, including the increase, decrease, rescheduling or cancellation of significant customer orders;

•	our ability to design, manufacture and deliver products which meet customer requirements in a timely and cost-effective manner;

•	new product introductions and enhancements by us or our competitors;

•	the gain or loss of key customers;

•	the rate at which our present and potential customers and end users adopt our technologies;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

•	quality control or yield problems in our manufacturing operations;

•	supply disruption for certain raw materials and components used in our products;

•	capacity constraints of our outside contract manufacturers for a portion of the manufacturing process for some of our products;

•	length and variability of the sales cycles of our products;

•	unanticipated increases in costs or expenses;

•	the loss of key employees;

•	different capital expenditure and budget cycles for our customers, affecting the timing of their spending for our products;

•	political stability in the areas of the world in which we operate;

•	fluctuations in foreign currency exchange rates;

•	changes in accounting rules;

•	the evolving and unpredictable nature of the markets for products incorporating our solutions; and

•	general economic conditions and changes in such conditions specific to our target markets.

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

The continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel is essential to our success. For example, our ability to achieve new design wins depends upon the experience and expertise of our engineers. Any of our key employees, including our Chief Executive Officer, Chief Financial Officer, Senior Vice President of Network Equipment Module Business Unit, Senior Vice President of Optical Module Division and Asia General Manager, may resign at any time. We do not have key person life insurance policies covering any of our employees. To implement our business plan, we also intend to hire additional employees, particularly in the areas of engineering, manufacturing and sales. Our ability to continue to attract and retain highly skilled employees is a critical factor in our success. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to satisfy our current or future needs. Our ability to develop, manufacture and sell our products, and thus our financial condition and results of operations, would be adversely affected if we are unable to retain existing personnel or hire additional qualified personnel.

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

Almost all of our products are manufactured internally. However we also rely upon manufacturers in China, Taiwan and other Asia locations to provide back-end manufacturing and produce the finished portion of a few of our products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If the contract manufacturer for one of our products was unable or unwilling to manufacture such product in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn, would reduce our revenue, harm our relationships with the customer of these products and cause us to forego potential revenue opportunities.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2015, 2014 and 2013, 19.0%, 29.5% and 41.0% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan. Our international revenue and operations are subject to a number of material risks, including:

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

Successful implementation of our business plan in our target markets requires effective planning and management. Our production volumes are increasing significantly and we have announced plans to increase our production capacity in response to demand for our products, adding both personnel as well as expanding our physical manufacturing facilities. We currently operate facilities in Sugar Land, Texas, Ningbo, China, Taipei, Taiwan, and Duluth, Georgia. We currently manufacture our lasers using a proprietary process and customized equipment located only in our Sugar Land, Texas facility, and it will be costly to duplicate that facility, to scale our laser manufacturing capacity or to mitigate the risks associated with operating a single facility. The challenges of managing our geographically dispersed operations have increased and will continue to increase the demand on our management systems and resources. Moreover, we are continuing to improve our financial and managerial controls, reporting systems and procedures. Any failure to manage our expansion and the resulting demands on our management systems and resources effectively may adversely affect our financial condition and results of operations.

Our loan agreements contain restrictive covenants that may adversely affect our ability to conduct our business.

We have lending arrangements with several financial institutions, including loan agreements with East West Bank and Comerica Bank in the U.S., and our Taiwan location and China subsidiary have several lines of credit arrangements. Our loan agreements governing our long-term debt obligations in the U.S. contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, pay dividends, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with East West Bank and Comerica Bank are secured by substantially all of our U.S. assets. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

Our operations in the U.S., China and Taiwan could be subject to significant risk of natural disasters, including earthquakes, hurricanes, typhoons, flooding and tornadoes, as well as other catastrophic events, such as epidemics, terrorist attacks or wars. For example, our corporate headquarters and wafer fabrication facility in Sugar Land, Texas, is located near the Gulf of Mexico, an area that is susceptible to hurricanes. We use a proprietary MBE laser manufacturing process that requires customized equipment, and this process is currently conducted and located solely at our wafer fabrication facility in Sugar Land, Texas, such that a natural disaster, terrorist attack or other catastrophic event that affects that facility would materially harm our operations. In addition, our manufacturing facility in Taipei, Taiwan, is susceptible to typhoons and earthquakes, and our manufacturing facility in Ningbo, China, has from time to time, suffered electrical outages. Any disruption in our manufacturing facilities arising from these and other natural disasters or other catastrophic events could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. Our property insurance coverage with respect to natural disaster is limited and is subject to deductible and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. The occurrence of any of these circumstances may adversely affect our financial condition and results of operation.

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

As of December 31, 2015, we had U.S. accumulated net operating losses, or NOLs, of approximately $50.3 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Based upon an analysis of our equity ownership, we have experienced an ownership change and our NOL is limited in dollar amount. The amount of NOL available each year may decrease by the amount of NOL utilized and may increase by the amount of any operating losses incurred. Should we experience additional ownership changes, our NOL carry forwards may be further limited.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $20.6 million, $22.0 million and $31.9 million or 11% 16.9% and 40.6%, of our revenue in the years ended December 31, 2015, 2014 and 2013 was attributable to our product manufacturing plants in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 22% and 26% as of December 31, 2015 and 2014, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our China subsidiary enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including FIEs, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our China subsidiary may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for state-encouraged new high technology enterprises. The preferential rate has applied to calendar years 2015, 2014, 2013 and 2012. We have not yet realized any benefit from the 10% reduction in income tax rate due to losses incurred by our China subsidiary; however, if we fail to continue to qualify for this preferential rate in the future, we may incur higher tax rates on our income in China. In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We applied for an additional three years of preferential status with the Chinese government in 2014 and received approval as a high-technology enterprise through September 2017. Any future increase in the enterprise income tax rate applicable to us or the expiration or other limitation of preferential tax rates available to us could increase our tax liabilities and reduce our net income.

China regulation of loans to and direct investment by offshore holding companies in China entities may delay or prevent us from making loans or additional capital contributions to our China subsidiary.

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

The China Labor Contract Law, together with its implementing rules, provides increased rights to Chinese employees. Previously, an employer had discretionary power in deciding the probation period, not to exceed six months. Additionally, the employment contract could only be terminated for cause. Under these rules, the probation period varies depending on contract terms and the employment contract can only be terminated during the probation period for cause upon three days’ notice. Additionally, an employer may not be able to terminate a contract during the probation period on the grounds of a material change of circumstances or a mass layoff. The law also has specific provisions on conditions when an employer has to sign an employment contract with open-ended terms. If an employer fails to enter into an open-ended contract in certain circumstances, the employer must pay the employee twice their monthly wage beginning from the time the employer should have executed an open-ended contract. Additionally an employer must pay severance for nearly all terminations, including when an employer decides not to renew a fixed-term contract. These laws may increase our costs and reduce our flexibility.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. For example, we have created board committees and adopted internal controls and disclosure controls and procedures. In addition, we will have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare or pay dividends on shares of our common stock in the foreseeable future. In addition, the terms of our loan and security agreement with East West Bank and Comerica Bank restrict our ability to pay dividends. Consequently, your only opportunity to achieve a return on any shares of our common stock that you may acquire will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock in the market will ever exceed the price that you pay.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding common stock, from engaging in certain business combinations without the approval of substantially all of our stockholders for a certain period of time.

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

Location	Owned or Lease Expiration Date	Approximate Square Footage	Use
Sugar Land, Texas	Owned (1)	139,450	Administration, sales, manufacturing, research and development
Sugar Land, Texas	June 30, 2016 (5)	7,066	Research and development
Lawrenceville, Georgia	February 29, 2016 (2)	386	Research and development
Duluth, Georgia	November 30, 2018 (2)	2,983	Research and development
Ningbo, China	Owned (3)	458,849	Administration, sales, manufacturing, research and development
Taipei, Taiwan	May 31, 2029 (4)	268,797	Administration, sales, manufacturing, research and development

____________

(1)	The property is subject to a mortgage in favor of East West Bank and Comerica bank, securing our long-term debt obligations. Construction began in January 2015 on new facilities to expand our laser fabrication facilities and office space in Sugar Land, Texas. These facilities add 115,600 square feet of additional space to our original facility. We expect to fully occupy these new facilities by April 2016.

(2)	We opened a new research and development office in November 2015 and moved from our temporary location in Lawrenceville, Georgia to the office in Duluth, Georgia at the end of February 2016.

(3)	Our China subsidiary acquired the land use rights to the real property on which our new facility is located from the Chinese government. The land use rights expire on October 7, 2054. Our China subsidiary owns the facility located on the property.

(4)	Our Taiwan subsidiary relocated its entire operation to this new facility in November 2014. Lease covering the new facility commenced on June 1, 2014 and expires on May 31, 2029.

(5)	We expect to vacate our leased R&D facility in Sugar Land upon the completion of our new owned facility in Sugar Land, which we anticipate to be in April 2016. Accordingly, we do not expect to renew the lease for the current leased facility in Sugar Land.

Item 3.	Legal Proceedings

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

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of March 4, 2016 there were 75 holders of record of our common stock (not including beneficial holders of our common stock holder in street name). The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	Low	High
Fiscal Year 2013:
Third Quarter	$9.37	$10.44
Fourth Quarter	$9.07	$16.61

Fiscal Year 2014:
First Quarter	$11.19	$28.01
Second Quarter	$15.52	$24.58
Third Quarter	$15.61	$24.10
Fourth Quarter	$9.26	$16.66

Fiscal Year 2015:
First Quarter	$8.38	$14.08
Second Quarter	$13.02	$19.20
Third Quarter	$16.05	$22.51
Fourth Quarter	$16.11	$21.30

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

Percent Change
300.00%
250.00%
200.00%
150.00%
100.00%
50.00%
0.00%
9/26/2013
11/26/2013
1/26/2014
3/26/2014
5/26/2014
7/26/2014
9/26/2014
11/26/2014
1/26/2015
3/26/2015
5/26/2015
7/26/2015
9/26/2015
11/26/2015
AAOI
NASDAQ Telecom
NASDAQ Composite

PERCENT CHANGE
Date	AAOI	NASDAQ Telecom	NASDAQ Composite
9/26/2013	100.00%	100.00%	100.00%
9/30/2013	100.40%	99.42%	99.58%
12/31/2013	150.70%	102.48%	110.28%
3/31/2014	247.69%	102.84%	110.87%
6/30/2014	232.93%	107.30%	116.39%
9/30/2014	161.65%	106.44%	118.64%
12/31/2014	112.65%	111.61%	125.05%
3/31/2015	139.36%	110.59%	129.40%
6/30/2015	174.30%	109.10%	131.67%
9/30/2015	188.55%	100.38%	121.99%
12/31/2015	172.29%	103.25%	132.21%

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

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes. You should read this summary consolidated financial data together with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that have previously been filed with the SEC. Our historical results are not necessarily indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of results for the entire year.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$189,903	$130,449	$78,424	$63,421	$47,840
Cost of goods sold (1)	129,450	86,203	55,396	44,492	34,468
Gross profit	60,453	44,246	23,028	18,929	13,372
Operating expenses:
Research and development (1)	20,852	15,970	8,512	7,603	6,451
Sales and marketing (1)	6,381	6,043	4,191	3,135	2,412
General and administrative (1)	19,771	17,095	10,632	8,012	8,243
Total operating expenses	47,004	39,108	23,335	18,750	17,106
Income (loss) from operations	13,449	5,138	(307)	179	(3,734)
Interest and other income (expense), net:
Interest income	328	369	104	26	15
Interest expense	(1,018)	(326)	(1,125)	(1,381)	(1,338)
Other income (expense), net	(1,591)	(699)	(78)	231	(271)
Total interest and other income (expense), net	(2,281)	(656)	(1,099)	(1,124)	(1,594)
Income (loss) before income taxes	11,168	4,482	(1,406)	(945)	(5,328)
Provision for income taxes	(375)	(199)	–	–	–
Net income (loss) attributable to common stockholders	$10,793	$4,283	$(1,406)	$(945)	$(5,328)
Net income (loss) per share attributable to common stockholders:
Basic	$0.69	$0.30	$(0.14)	$(3.56)	$(20.21)
Diluted	$0.65	$0.28	$(0.14)	$(3.56)	$(20.21)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	15,626,753	14,307,477	9,964,955	265,576	263,658
Diluted	16,532,850	15,186,961	9,964,955	265,576	263,658

____________

(1)	These expenses include share-based compensation expense. Share-based compensation expense is accounted for at fair value, using the Black-Scholes option-pricing model for stock options and at the fair market value based on quoted market prices of the Company’s stock as of the grant date for restricted stock units and restricted stock awards. Share-based compensation expense is recognized over the vesting period of the stock options and was included in cost of goods sold and operating expenses as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Cost of goods sold	$70	$88	$56
Research and development	230	115	53
Sales and marketing	217	98	52
General and administrative	1,603	1,760	908
Total share-based compensation expense	$2,120	$2,061	$1,069

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated balance sheet data:
Total cash, cash equivalents and short-term investments	$40,679	$40,873	$30,751	$11,226	$2,074
Working capital (1)	79,848	64,638	38,879	13,669	(1,911)
Total assets	273,475	183,670	111,057	65,748	53,723
Total debt (2)	67,903	29,919	28,455	24,584	22,597
Convertible preferred stock	–	–	–	105,367	94,373
Common stock and additional paid-in-capital	233,353	192,127	144,036	5,542	5,303
Total deficit	$(68,247)	$(79,040)	$(83,323)	$(81,917)	$(80,972)

____________

(1)	Working capital is defined as total current assets less total current liabilities.
(2)	Total debt is defined as short-term loans, notes payable and total long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our products to leading original equipment manufacturers, or OEMs, in the CATV and FTTH markets as well as internet data center operators. In 2015, we earned 28.3% of our total revenue from the CATV market, and 64.9% of our total revenue from the data center market. In 2015, our key customers in the CATV market included Cisco Systems and Arris Group, Inc. In 2015, 2014 and 2013, Cisco Systems accounted for 10.4%, 8.9%, and 21.8%, respectively, of our revenue and Arris Group, Inc. accounted for 4.5%, 4.5% and 3.3%, respectively, of our revenue. In 2015, our key customers that contributed most to our FTTH revenue were a leading internet service provider and Genexis B.V., which accounted for 0.5% and less than one percent of our total revenue, respectively. In 2015, our key customers in the internet data center market included Amazon and Microsoft. In 2015 and 2014, Amazon accounted for 52.5% and 45.8% of our revenue, respectively, and Microsoft accounted for 11.6% and 3.6% of our revenue, respectively. In 2015, revenue from the CATV market, data center market, FTTH market and other markets provided 28.3%, 64.9%, 1.3%, and 5.5% of our revenue, respectively, compared to 36.3%, 49.4%, 10.4%, and 3.9% of our 2014 revenue, respectively.

In 2015, our revenue growth of 45.6% over the prior-year was driven primarily by demand for our 40Gbps data center transceiver products, as large data center operators continued deployment of high capacity optical interconnect networks within their data centers.

We expect continued sales of our 40Gbps products in 2016, although we believe that many large data center operators will begin to move to 100Gbps products in 2016. Thus, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition.  Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, raw material cost reduction or increase, volume, manufacturing utilization and ongoing manufacturing process improvements.

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

Our business depends on winning competitive bid selection processes to develop components, systems and equipment for use in our customers’ products. These selection processes are typically lengthy, and as a result our sales cycles will vary based on the level of customization required, market served, whether the design win is with an existing or new customer and whether our solution being designed in our customers’ product is our first generation or subsequent generation product. We do not have any long-term purchase commitments (in excess of one year) with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our solutions is incorporated into a customer’s design, however, we believe that our solution is likely to continue to be purchased for that design throughout that product’s life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution.

In 2015, 2014 and 2013, we had 47, 15 and 17 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

We believe we have an attractive financial profile, with strong revenue performance and control over our manufacturing costs through our vertically integrated manufacturing model. While we have incurred substantial losses since our inception, and as of December 31, 2015 had an accumulated deficit of $68.2 million, we achieved profitability in 2014, and we continued to be profitable in 2015. We have grown our revenue at a 33.6% CAGR between 2009 and 2015, including 45.6% growth year-over-year from 2014 to 2015.

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

Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated, first within the CATV market and in 2014 and 2015 within the internet data center market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. In 2014 and 2015, we have taken several actions to increase the diversity of our customer base. These actions include the creation of a new sales incentive program, hiring additional sales staff to improve our ability to serve new customers, and additional customized design of products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. In 2015 we had three customers that each accounted for more than 10% of our revenue, compared with only two such customers in 2014.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the internet data center, CATV, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2015, 2014 and 2013, as well as the corresponding percentage of our total revenue for each period:

	Years ended December 31,
Market	2015	2014	2013
	(in thousands, except percentages)
CATV	$53,675	$47,389	$47,373
Data Center	123,286	64,453	19,386
FTTH	2,458	13,591	4,377
Other	10,484	5,016	7,288
Total	$189,903	$130,449	$78,424

	Percentage of Revenue
CATV	28.3%	36.3%	60.4%
Data Center	64.9%	49.4%	24.7%
FTTH	1.3%	10.4%	5.6%
Other	5.5%	3.9%	9.4%
Total Revenue	100.0%	100.0%	100.0%

In 2015, 2014 and 2013, our top ten customers represented 88.7%, 87.2% and 76.9% of our revenue, respectively. In 2015, our key customers in the CATV market included Cisco Systems, Arris Group, Inc. and Pace plc. In 2015, 2014 and 2013, Cisco Systems accounted for 10.4%, 8.9%, and 21.8%, respectively, of our revenue and Arris Group, Inc. accounted for 4.5%, 4.5% and 3.3%, respectively, of our revenue. In 2015, our key customers in the internet data center market included Amazon and Microsoft. In 2015 and 2014, Amazon accounted for 52.5% and 45.8% of our revenue, respectively, and Microsoft accounted for 11.6% and 3.6% of our revenue, respectively.

In 2015, our key customers that contributed most to our FTTH revenue were a leading internet service provider and Genexis B.V., which accounted for less than one percent of our total revenue.

Revenue is recognized when the product is shipped and title has transferred to the customer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title passes to the customer upon placement by us with a common carrier (upon shipment). A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2015, 10.9% of our total revenue was derived from our China-based subsidiary, with $3.3 million denominated in RMB and 60.9% of our total revenue was derived from our Taiwan-based facility with an immaterial amount denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2015.

Cost of goods sold and gross margin

Our cost of goods sold is impacted by variances arising from changes in yields and production volume, as well as increases or decreases in the cost of raw materials used in production. We typically experience lower yields and higher associated costs on new products. In general, our cost of goods sold for a particular product declines over time as a result of increasing efficiencies in the manufacturing processes, or supply cost declines, as well as yield improvements and testing enhancements.

We manufacture our products in all three of our facilities in the U.S., Taiwan and China. Generally, laser chips and optical components are manufactured in our U.S. facility, optical components and subassemblies are manufactured in our Taiwan facility, and optical components and optical equipment are manufactured in our China facility. Because of our vertical integration model, we generally utilize our own optical component products in our semi-finished and finished goods that we sell between and among our respective manufacturing operations. We base those internal sales upon established transfer pricing methodologies. However, we eliminate all of those internal sales, and cost of goods sold transactions, to arrive at total revenue and cost of goods sold on a consolidated basis.

We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated in U.S. or NT dollars or RMB, depending upon the manufacturing location.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 27.8% and 34.8%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we may sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. We generally realize a lower gross margin in sales to Asian markets. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and include salaries, benefits, bonuses and share-based compensation. With regard to sales and marketing expense, personnel costs also include sales commissions.

Research and development. Research and development, or R&D, expense consists primarily of personnel costs, including share-based compensation for R&D personnel, and R&D work orders (that include material, direct labor and allocated overhead), as well as allocated development costs, such as engineering services, software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred. Customers rely upon us to assist them with the development of new products and modification of existing products because of our extensive optical design and manufacturing expertise. We work closely with our customers in the critical design phase of product development and are often reimbursed for those development efforts. By virtue of our overseas R&D operations and by focusing on customer-specific projects, our research and development expenses have tended to represent a lower percentage of revenue compared to some of our competitors. In the future, we expect research and development expense to increase on a dollar basis, but continue to decline as a percentage of revenue, to the extent that our revenue increases over time.

Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expense, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their offering or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2015. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2015. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

General and administrative. General and administrative expense consists primarily of personnel costs, including share-based compensation, primarily for our finance, human resources, legal and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation of capital equipment and facility costs. We expect general and administrative expense to increase as we continue to grow in both size and complexity as a public company. We expect rising costs including increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act and the rules and regulations applicable to companies listed on a national stock exchange, as well as investor relations expense and higher insurance premiums. In the future, we expect general and administrative expense to increase on a dollar basis but continue to decline as a percentage of revenue, to the extent that our revenue increases over time.

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

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2015 and 2014, our effective tax rate was 3.3% and 4.4%, respectively. Our effective U.S. federal income tax rate was 0% prior to 2014 as we incurred operating losses and have recorded a valuation allowance against those losses. At December 31, 2015, our U.S. accumulated net operating loss, or NOL, was $50.3 million. If we earn profits in the U.S., we expect to reduce our cash tax obligations by the utilization of NOL carry forwards. Our NOL benefits expire over the twelve-year period from 2021 to 2033. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited going forward. Based upon an analysis of our equity ownership, we have experienced an ownership change and our NOL carry forwards are limited in dollar amount. The amount of NOL available each year may decrease by the amount of NOL utilized and may increase by the amount of any operating losses incurred. Should we experience additional ownership changes our NOL carry forwards may be further limited.

Our wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a national high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011, Global Technology, Inc. renewed its national high-tech enterprise certificate and therefore extended its three year tax preferential status from November 2011 to November 2014. In 2014, Global Technology, Inc. again renewed its national high-tech enterprise certificate and therefore extended its three year tax preferential status from November 2014 until September 2017.

For the years ended December 31, 2015 and 2014, we had $1.8 million and $1.7 million, respectively, of unrecognized tax benefits related to U.S. tax benefits recognized for which do not meet the more likely than not threshold.  We believe that it is reasonably possible that $0.3 million of our remaining unrecognized tax positions may be recognized by the end of 2016. If recognized, there would be no impact to our effective tax rate as a result of the full valuation allowance previously recognized.

Results of Operations

The following table set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our financial results to be achieved in future periods.

	Years ended December 31,
	2015	2014	2013
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	68.2%	66.1%	70.6%
Gross profit	31.8%	33.9%	29.4%
Operating expenses
Research and development	11.0%	12.2%	10.9%
Sales and marketing	3.4%	4.6%	5.3%
General and administrative	10.3%	13.1%	13.6%
Total operating expenses	24.7%	30.0%	29.7%
Income (loss) from operations	7.1%	3.9%	-0.3%
Interest and other income (expense), net	-1.2%	-0.5%	-1.4%
Income (loss) before income taxes	5.9%	3.4%	-1.7%
Income taxes	-0.2%	-0.2%	0.0%
Net income (loss)	5.7%	3.3%	-1.7%

Comparison of Years Ended December 31, 2015 and 2014

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. We also anticipate that our revenue derived from the internet data center market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014

CATV	28.3%	36.3%
Data Center	64.9%	49.4%
FTTH	1.3%	10.4%
Other	5.5%	3.9%
Total Revenue	100.0%	100.0%

	Years ended December 31,		Change
	2015	2014	Amount	%
	(in thousands, except percentages)
CATV	$53,675	$47,389	$6,286	13.3%
Data Center	123,286	64,453	58,833	91.3%
FTTH	2,458	13,591	(11,133)	(81.9%	)
Other	10,484	5,016	5,468	109.0%
Total Revenue	$189,903	$130,449	$59,454	45.6%

Revenues in the internet data center market were driven primarily by increasing demand for our 40 gigabits per second transceivers as our customers continued to upgrade their technology infrastructure. The decrease in revenue in our FTTH market is due to decreased demand from our major FTTH customer as a result of their decision to continue using an existing technology in their deployments. The increase in revenues in the CATV market for the year was a result of revenue derived from newly-designed products that have begun to be sold in higher quantities by our customers, as well as increased demand for new and existing products in certain international markets, especially in Latin America earlier in the year.

In the years ended December 31, 2015 and 2014, our top ten customers represented 88.7% and 87.2% of our revenue, respectively.

Cost of goods sold and gross margin

	Years ended December 31,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$129,450	68.2%	$86,203	66.1%	$43,247	50.2%
Gross margin	60,453	31.8%	44,246	33.9%

Cost of goods sold increased by $43.2 million, or 50.2%, from 2014 to 2015, primarily due to a 45.6% increase in sales over the prior year. Within our markets, we may sell similar products in different geographic regions at different prices, resulting in different gross margins among our products. Also, within our segments there are various different product types which may have different gross margins. The decrease in gross margin the year ended December 31, 2015 compared to the same period ended December 31, 2014 was primarily the result of a differing product mix in our internet data center and CATV products.

Operating expenses

	Years ended December 31,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development	$20,852	11.0%	$15,970	12.2%	$4,882	30.6%
Sales and marketing	6,381	3.4%	6,043	4.6%	338	5.6%
General and administrative	19,771	10.3%	17,095	13.1%	2,676	15.7%
Total operating expenses	$47,004	24.7%	$39,108	30.0%	$7,896	20.2%

Research and development expense

Research and development expense increased by $4.9 million, or 30.6%, from 2014 to 2015. This was primarily due to increases in personnel costs, rent and utilities, R&D work orders and project costs related to 100G data center products, DOCSIS 3.1-capable CATV products, other new product development, increase in depreciation expense resulting from additional R&D equipment investments, and costs associated with our new R&D center in Lawrenceville, GA. The percentage of research and development expenses over sales decreased from 12.2% to 11.0%, from the year ended December 31, 2014 compared to the year ended December 31, 2015.

Sales and marketing expense

Sales and marketing expense increased by $0.3 million, or 5.6%, from 2014 to 2015. This was due to an increase in expenses for a new sales incentive program which was implemented in May, 2014, and an increase in sales commissions directly related to our revenue growth. The percentage of sales and marketing expenses over sales decreased from 4.6% to 3.4% from the year ended December 31, 2014 compared to the year ended December 31, 2015.

General and administrative expense

General and administrative expense increased by $2.7 million, or 15.7%, from 2014 to 2015. This was primarily due to an increase in payroll and benefits, professional fees associated with being a public company and depreciation expense related to relocation of our factory in Taiwan. The percentage of general and administrative expenses over sales decreased from 13.1 % to 10.3% from the year ended December 31, 2014 compared to the year ended December 31, 2015.

Other income (expense), net

	Years ended December 31,
	2015			2014			Change
	Amount	% of revenue		Amount	% of revenue		Amount	%
	(in thousands, except percentages)
Interest income	$328	0.2%		$369	0.3%		$(41)	(11.1%	)
Interest expense	(1,018)	(0.5%	)	(326)	(0.2%	)	(692)	212.3%
Other expense, net	(1,591)	(0.8%	)	(699)	(0.5%	)	(892)	127.6%
Total Other expense, net	$(2,281)	(1.2%	)	$(656)	(0.4%	)	$(1,625)	247.7%

Interest income decreased over the same prior year periods due to lower cash and investment balances.

Interest expense increased overall for the periods with additional borrowing activities during the year ended December 31, 2015 to fund expansion projects.

Other expense, net increased by $0.9 million from 2014 to 2015 due to an increase in unrealized foreign exchange losses of $1.3 million resulting from the depreciation of the RMB and NTD currencies against the U.S. dollar compared to those losses in the same prior year period. These unrealized losses were offset by an increase in realized foreign exchange gains of $0.4 million compared to the same prior year period. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing, which are recorded as other income. We received $0.3 million in subsidy during the year ended December 31, 2015 compared to $0.2 million in the same prior year period.

Provision for income taxes

	Years ended December 31,
	2015	2014	Change
	(in thousands, except percentages)
Provision for income taxes	$(375)	$(199)	(176)	46.9%

Our income tax expense consists of U.S. alternative minimum tax, state taxes and Taiwan income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by the change in the valuation allowance, as our deferred tax assets are fully offset by a deferred tax valuation allowance.

We recorded a valuation allowance against all of our deferred tax assets as of December 31, 2015, and 2014. We have determined a full valuation allowance on our deferred tax assets is required until there is sufficient evidence to support that our deferred taxes are realizable. However, given our recent two years of earnings and uncertainty of anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

In considering whether or not to continue to maintain the valuation allowance, we consider all available positive and negative evidence, including: historical profits and losses, forecasts of future profits or losses, and trends in the industries that we serve that may affect our ability to continue to generate profits. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. We currently have deferred tax assets in China, Taiwan, and the United states. When considering positive and negative evidence, we analyze positive and negative evidence in each jurisdiction independently.

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

The increase in revenue was attributable to a $45.1 million increase from the internet data center market, primarily driven by increasing demand for our 10 gigabits per second and 40 gigabits per second transceivers as our customers continued to upgrade their technology infrastructure. Revenues in the FTTH market increased by $9.2 million, primarily driven by increasing demand for our WDM-PON products to existing customers. CATV revenues were flat year over year due to a decline in sales in certain emerging markets, offset by increased sales for newly-designed products.

Cost of goods sold and gross margin

	Years ended December 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$86,203	66.1%	$55,396	70.6%	$30,807	55.6%
Gross margin	44,246	33.9%	23,028	29.4%

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

Other income (expense), net

	Years ended December 31,
	2014			2013			Change
	Amount	% of revenue		Amount	% of revenue		Amount	%
	(in thousands, except percentages)
Interest income	$369	0.3%		$104	0.1%		$265	254.8%
Interest expense	(326)	(0.2%	)	(1,125)	(1.4%	)	799	(71.0%	)
Other income (expense), net	(699)	(0.5%	)	(78)	(0.1%	)	(621)	796.2%
Total other expense, net	$(656)	(0.4%	)	$(1,099)	(1.4%	)	$443	(40.3%	)

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

Our income tax expense for 2014 consists of U.S. alternative minimum tax recorded during the period. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by the change in the valuation allowance, as our deferred tax assets are fully offset by a deferred tax valuation allowance.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. In 2015, we entered into credit agreements with East West Bank and Comerica Bank totaling $62.0 million to finance our working capital, campus expansion and equipment investments. In addition, we also entered various credit agreements with several Taiwan banks through our Taiwan branch totaling $26.5 million. On June 3, 2015, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission effective June 23, 2015, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $140 million. As of December 31, 2015, we have sold 1.9 million shares of common stock at a weighted average price of $21.54 per share, providing proceeds of $38.6 million, net of expenses and underwriting discounts and commissions. As of December 31, 2015, we had $37.7 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2015, our cash, cash equivalents, restricted cash and short-term investments totaled $40.7 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(15,212)	$8,530	$(6,190)
Net cash used in investing activities	(61,620)	(45,388)	(17,736)
Net cash provided by financing activities	73,114	47,250	35,368
Effect of exchange rates on cash and cash equivalents	(383)	(223)	(159)
Net increase (decrease) in cash	$(4,101)	$10,169	$11,283

Operating activities

In 2015, net cash used in operating activities was $15.2 million. Cash used was primarily from an increase in inventories of $37.5 million to support revenue growth, an increase in accounts receivable from our customers of $7.5 million and a decrease in accounts payable to our vendors of $1.3 million. The cash used was offset by an increase in accrued liabilities of $5.0 million in 2015.

In 2014, net cash provided by operating activities was $8.5 million. Accounts payable increases of $18.9 million were offset by an increase in accounts receivable from our customers of $9.7 million and an increase in inventories of $16.1 million to support revenue growth.

In 2013, net cash used in operating activities was $6.2 million. Cash used in operating activities primarily related to an increase in receivables from customers from the sale of our products in excess of cash paid to our suppliers. We also spent $7.5 million to increase our inventories to support increases in sales volumes, but this was offset by an increase in accounts payable.

Investing activities

Our investing activities consisted primarily of capital expenditures and purchases of intangible assets.

In 2015, net cash used in investing activities was $61.6 million for the purchase of additional machinery and equipment and for investment in the construction of our US and Taiwan plants. Deferred charges also increased associated with the purchase of new machinery and equipment as well as patent spending.

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

Financing activities

Our financing activities have historically consisted primarily of proceeds from the issuance of common stock and arrangements with various commercial lenders.

In 2015, our financing activities provided $73.1 million in cash. We received $37.5 million in net borrowings associated with our bank loans, $1.9 million in net proceeds from acceptance payable, offset by increased restricted cash of $4.4 million related to our bank loan requirements. We also received $38.6 million in net proceeds from the sale of our common stock pursuant to an at-the-market offering. See Note M to the Consolidated Financial Statements.

In 2014, our financing activities provided $47.3 million in cash. We received $45.7 million in net proceeds from a secondary offering of common stock. Net borrowings associated with our bank loans and bank acceptance payable provided $1.9 million in cash

In 2013, our financing activities provided $35.4 million in cash. We received $31.5 million in net proceeds from our initial public offering. We received $3.5 million in net borrowings associated with our bank loans and $0.7 million from the exercise of stock options and warrants. These increases were offset by an increase in our restricted cash by $0.2 million, related to the compensating balances required by our loans in China. See Note B to the Consolidated Financial Statements.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank and Comerica Bank in the U.S., lines of credit and financing agreements for our Taiwan branch and several lines of credit arrangements for our China subsidiary. As of December 31, 2015, we had $37.7 million of unused borrowing capacity.

On June 30, 2015, we entered into a credit agreement with East West Bank and Comerica Bank, a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan. The credit agreement included a $25.0 million revolving line of credit which matures on June 30, 2018 and a $10 million term loan maturing on June 30, 2020. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75% or 3.0%. As of December 31, 2015, $23.0 million was outstanding under the revolving line of credit and $2.0 million was outstanding under the term loans.

We also have with East West Bank a term loan of $5 million with monthly payments of principal and interest that matures on July 31, 2019. As of December 31, 2015, the outstanding balance of such term loan was $4.2 million.

On January 26, 2015, we entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas. Upon signing the agreement, we deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. As of December 31, 2015, there was $8.6 million outstanding under this loan agreement and there was zero balance in the restricted bank account.

The loan and security agreements with East West Bank and Comerica Bank require us to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. As of December 31, 2015, we were in compliance with all covenants contained in these agreements.

On January 6, 2015, our Taiwan branch entered into a one-year revolving credit facility with CTBC Bank Co. Ltd. in Taipei, Taiwan for 90.0 million New Taiwan dollars, or approximately $3.0 million. Its obligations under the credit facility are unsecured. Borrowings under the credit facility bear interest at a rate based on the Bank’s corporate interest rate index plus 1.5%, adjusted monthly. As of the execution of the credit facility, the Bank’s corporate interest rate index is 0.91%. As of December 31, 2015, $2.6 million was outstanding under this credit facility.

On March 9, 2015, our Taiwan branch increased its $4.0 million credit facility with E. Sun Commercial Bank to $7.0 million. Its obligations under the credit facility are secured by our $4.0 million cash deposit in a one-year CD with such bank and mature on May 27, 2016. The $4.0 million revolving line of credit with CD security bears interest at a rate equal to Taiwan Deposit Index Rate plus 0.41% for New Taiwan dollar borrowings and a 0.1% service fee for U.S. dollar borrowings. The additional $3.0 million credit facility bears interest at a rate equal to LIBOR plus 1.7% divided by 0.946 and a 0.3% service fee for U.S. dollar borrowings. As of December 31, 2015 and 2014, $4.5 million and $3.6 million were outstanding under this credit facility.

On March 25, 2015, our Taiwan branch renewed its $4.0 million, one year revolving credit facility agreement, originally dated December 31, 2013, with Mega International Commercial Bank. Obligations under the credit facility are secured by a $4.0 million cash deposit in a CD with such bank. Borrowings under this credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings, New Taiwan dollar borrowings bear interest at a rate equal to the Bank’s base lending rate plus 0.76%. The current effective interest rate is 1.77%. As of December 31, 2015 and 2014, $3.4 million and $3.5 million were outstanding under this credit facility.

On April 1, 2015, our Taiwan branch entered into a comprehensive credit line agreement with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on April 1, 2016. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the credit line agreement reduce the amounts available under the existing credit line between the bank and our China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement will bear interest at a rate not less than LIBOR plus 1.5% for US dollar borrowings and at a rate of not less than Taiwan Interbank Offered Rate plus 0.9% for New Taiwan dollar borrowings. As of December 31, 2015, $9.4 million was outstanding under this credit facility.

On June 30, 2015, our Taiwan branch entered into a purchase and sale contract and a finance lease agreement together with the sale contract with Chailease Finance Co, Ltd. in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, we sold certain equipment to Chailease and simultaneously leased the equipment back from Chailease pursuant to the finance lease agreement. The finance lease agreement has a three year term, with monthly lease payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to us upon the expiration of the finance lease agreement. As of December 31, 2015 and 2014 , $4.8 million and $0.4 million were outstanding under this finance lease agreement.

As of December 31, 2015, our China subsidiary had credit facilities with China Construction Bank totaling $22.3 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. As of December 31, 2015, our China subsidiary used $10 million of its credit facility and issued standby letters of credit as collateral for our Taiwan branch line of credit with China Construction Bank. As of December 31, 2015, we had a U.S. currency based loan of $2.4 million outstanding under various notes with three-month terms, maturing from January to March 2016 with effective interest rate of 3.15%. As of December 31, 2014, we had $1.1 million outstanding various notes with three-month terms. The outstanding balances of bank acceptance notes issued to vendors were $3.0 million and $1.3 million with zero interest rate as of December 31, 2015 and 2014 respectively.

As of December 31, 2015 and 2014, there were $12.6 million and $ 8.7 million of restricted cash, investments or security deposit associated mainly with the loan facilities.

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

Future liquidity needs

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the expansion of our manufacturing capacity and the continuing market acceptance of our products. In the event that additional liquidity is required to meet our long-term investments, we may need to explore additional sources of liquidity by additional bank credit facilities or raising capital through additional equity or debt financing. The sale of additional equity or convertible securities could result in additional dilution to our stockholders, and the terms and prices of any such sale may not be acceptable to us. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2015:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Notes payable and long-term debt(1)	$67,903	$33,899	$24,827	$2,192	$6,985
Operating leases(2)	13,221	1,009	2,601	2,939	6,673

Total commitments	$81,124	$34,908	$27,428	$5,130	$13,657

____________

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion of the obligations.

(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

Inflation

We believe that the relatively low rate of inflation in the U.S. over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. To the extent we expand our operations in China and Taiwan, such actions may result in inflation having a more significant impact on our operating results in the future.

Off-Balance Sheet Arrangements

During 2015, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We value on an asset-by-asset basis our long-lived assets and will recognize an impairment loss when the sum of such valuation is less than the carrying amount of such assets. The values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the values projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. We did not record any asset impairment charges in 2015 or 2014.

Valuation of inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. We assess the valuation of our inventory on a periodic basis and provide an allowance for the value of estimated excess and obsolete inventory based on estimates of future demand. During the years ended December 31, 2015, 2014 and 2013, we recorded excess and obsolete inventory charges of $2.8 million, $0.9 million, and $0.5 million, respectively.

We have an accounting policy to write down value of obsolescence inventory.We considered the following factors in our determination of the appropriate reserve level: how often we buy material in bulk; the overall market value of raw material, semi-finished goods and finished goods across our varied product lines and within markets; changes in expected demand for our products; the change in valuations historically; the determined safety stock for key customers; and the likelihood of postponement in delivery schedules for materials already placed in finished goods inventory.

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

Recent Accounting Pronouncements

On February 25, 2016, the FASB released ASU 2016-02, Leases to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new guidance will require lessees to recognize most leases on the balance sheet for capital and operating leases. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2018. We are evaluating the impact of the accounting standard on our financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. We are evaluating the impact of the accounting standard on our financial statements.

The FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during November 2015, which simplifies the presentation of deferred income taxes. This ASU provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early adopted this standard effective December 31, 2015 on a retrospective basis which resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset as of December 31, 2015. The adoption of this ASU had no impact on the balance sheet or income statement as we had a full valuation allowance.

The FASB has issued Accounting Standards Update (ASU) No. 2015-11, Inventory in July 2015 to require entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The Company adopted this ASU which had no material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are evaluating the impact of the accounting standard on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the impact of the accounting standard on our financial statements.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of December 31, 2015, our U.S. debt bears a variable rate of interest that is based on LIBOR. The debt subject to variable rates is subject to fluctuation in the LIBOR. As of December 31, 2015, the interest on our China debt varied based on when each term loan is drawn. Once drawn the interest remains fixed for the term of that draw. As of December 31, 2015, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended December 31, 2015, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.6 million in our interest expense for such period.

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

All transactions in currencies other than their functional currencies during the year are subject to foreign exchange risk when the exchange rate fluctuates on the respective relevant dates of such transactions. Transaction gains and losses are recognized in our statements of operations in other income (expense). Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than the functional currencies are re-measured at the exchange rates prevailing on the Balance Sheet date and unrealized exchange differences are recorded in our consolidated income statement. In October 2015, we determined that certain US loan to foreign subsidiaries are long-term investments. Therefore, exchange gain/(loss) arising from re-measurement of US loans were recorded in the Cumulative Translation Adjustment accounts.

During the year ended December 31, 2015, we recognized $0.7 million of realized exchange gain arising from foreign currency transactions and $2.6 million of unrealized exchange losses arising from re-measurement of monetary assets and liabilities dominated in non-functional currency on balance sheet date.

During the year ended December 31, 2015, 1.75% of our revenue was denominated in RMB and less than 1% of revenue was denominated in NT dollars. In the year ended December 31, 2015, 17.4% of our operating expenses were denominated in RMB and 33.9% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2015, our operating expenses would have been higher by $0.2 million.

As of December 31, 2015, we held the U.S. dollar denominated liabilities net of assets of approximately $9.5 million in our China subsidiary and $4.75 million in our Taiwan branch. With respect these U.S. Dollar denominated net liabilities as of December 31, 2015, if exchange rates of RMB and NT dollars for U.S. dollars were 1.0% higher during the year ended December 31, 2015, our other operating expenses would have been $0.05 million and $0.09 million higher, respectively. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income as reported in U.S. Dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

The information required regarding our directors is incorporated herein by reference from the information contained in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2015.

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

The information required by Part III, Item 14, regarding principal accounting fees and services is incorporated by reference from the information contained in our Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2016.

APPLIED OPTOELECTRONICS, INC.

By:	/s/ Chih-Hsiang (Thompson) Lin Chih-Hsiang (Thompson) Lin, President and Chief Executive Officer and Chairman of the Board of Directors

March 14, 2016

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

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin Chih-Hsiang (Thompson) Lin, President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 14, 2016

/s/ STEFAN J. MURRY Stefan J. Murry, Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2016

Signature	Date

/s/ William H. Yeh William H. Yeh, Director	March 14, 2016

/s/ Richard B. Black Richard B. Black, Director	March 14, 2016

/s/ Che-Wei Lin Che-Wei Lin, Director	March 14, 2016

/s/ Alex Ignatiev Alex Ignatiev, Director	March 14, 2016

/s/ Alan Moore Alan Moore, Director	March 14, 2016

/s/ Min-Chu (Mike) Chen Min-Chu (Mike) Chen, Director	March 14, 2016

EXHIBIT INDEX

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Form of Registration Rights Agreement	S-1	333-190591	4.1	August 13, 2013

4.2		Form of Shareholders’ Agreement	S-1	333-190591	4.2	August 13, 2013

4.3		Common Stock Specimen	8-K	001-36083	4.1	July 15, 2015

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	1998 Incentive Share Plan	S-1	333-190591	10.2	August 13, 2013

10.2.1	†	Form of Stock Option Agreement under 1998 Incentive Share Plan	S-1	333-190591	10.2.1	August 13, 2013

10.2.2	†	Form of Stock Option Agreement under 1998 Incentive Share Plan	S-1	333-190591	10.2.2	August 13, 2013

10.3	†	2000 Incentive Share Plan	S-1	333-190591	10.3	August 13, 2013

10.3.1	†	Form of Stock Option Agreement under 2000 Incentive Share Plan	S-1	333-190591	10.3.1	August 13, 2013

10.3.2	†	Form of Stock Option Agreement under 2000 Incentive Share Plan	S-1	333-190591	10.3.2	August 13, 2013

10.4	†	2004 Incentive Share Plan	S-1	333-190591	10.4	August 13, 2013

10.4.1	†	Form of Stock Option Agreement under 2004 Incentive Share Plan	S-1	333-190591	10.4.1	August 13, 2013

10.5	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.5.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.5.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1/A	333-190591	10.5.2	August 27, 2013

10.6	†	2013 Equity Incentive Plan	10-Q	001-36083	10.1	November 14, 2013

10.6.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

10.6.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.6.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.6.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.7		Lease Agreement effective May 1, 2012 between the registrant and 12808 W. Airport, LLC	S-1	333-190591	10.7	August 13, 2013

10.7.1		First Amendment to Lease Agreement effective June 15, 2012 between the registrant and 12808 W. Airport, LLC	S-1	333-190591	10.7.1	August 13, 2013

10.7.2		Third Amendment to Office Lease Agreement between the Applied Optoelectronics, Inc. and 12808 Airport, LLC dated July 21, 2014	8-K	001-36083	10.1	July 25, 2014

10.8		Translation of Chinese lease agreement dated January 10, 2012 between the registrant and Admiral Overseas Corporation for space on 4F, NO.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	S-1	333-190591	10.8	August 13, 2013

10.8.1		Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 4F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.4	November 14, 2013

10.9		Translation of Chinese lease agreement dated April 1, 2012 between the registrant and Admiral Overseas Corporation for space on 6-7F, NO.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	S-1	333-190591	10.9	August 13, 2013

10.9.1		Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 6-7F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.5	November 14, 2013

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.10	Translation of Chinese lease agreement dated September 11, 2013 between the registrant and Admiral Overseas Corporation for space on 5F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.3	November 14, 2013

10.11	Amended and Restated Loan and Security Agreement effective May 20, 2009 between registrant and United Commercial Bank	S-1	333-190591	10.10	August 13, 2013

10.11.1	First Amendment to Amended and Restated Loan and Security Agreement effective May 3, 2010 between the registrant and East West Bank (as successor in interest to United Commercial Bank)	S-1	333-190591	10.10.1	August 13, 2013

10.11.2	Second Amendment to Amended and Restated Loan and Security Agreement effective October 28, 2010 between the registrant and East West Bank	S-1	333-190591	10.10.2	August 13, 2013

10.11.3	Third Amendment to Amended and Restated Loan and Security Agreement effective December 6, 2010 between the registrant and East West Bank	S-1	333-190591	10.10.3	August 13, 2013

10.11.4	Fourth Amendment to Amended and Restated Loan and Security Agreement effective May 5, 2011 between the registrant and East West Bank	S-1	333-190591	10.10.4	August 13, 2013

10.11.5	Fifth Amendment to Amended and Restated Loan and Security Agreement effective November 30, 2011 between the registrant and East West Bank	S-1	333-190591	10.10.5	August 13, 2013

10.11.6	Sixth Amendment to Amended and Restated Loan and Security Agreement effective March 29, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.6	August 13, 2013

10.11.7	Seventh Amendment to Amended and Restated Loan and Security Agreement effective June 29, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.7	August 13, 2013

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11.8	Eighth Amendment to Amended and Restated Loan and Security Agreement effective November 2, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.8	August 13, 2013

10.11.9	Ninth Amendment to Amended and Restated Loan and Security Agreement effective April 11, 2013 between the registrant and East West Bank	S-1	333-190591	10.10.9	August 13, 2013

10.11.10	Tenth Amendment to Amended and Restated Loan and Security Agreement effective September 10, 2013 between the registrant and East West Bank	S-1/A	333-190591	10.10.10	September 11, 2013

10.11.11	Eleventh Amendment to Amended and Restated Loan and Security Agreement effective November 13, 2013 between the registrant and East West Bank	8-K	001-36083	10.1	November 19, 2013

10.11.12	Twelfth Amendment to Amended and Restated Loan and Security Agreement effective December 11, 2013 between the registrant and East West Bank	8-K	001-36083	10.1	December 17, 2013

10.11.13	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank	10-K	001-36083	10.11.13	March 6, 2014

10.12	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank	10-K	001-36083	10.11.12	March 6, 2014

10.13	Translation of Chinese Loan Agreement dated December 31, 2013 between the registrant and E. Sun Commercial Bank Co., Ltd.	10-K	001-36083	10.13	March 6, 2014

10.14	Translation of Chinese Loan Agreement dated December 20, 2013 between the registrant and Mega International Commercial Bank Co., Ltd.	10-K	001-36083	10.14	March 6, 2014

			Incorporated by Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated January 28, 2007	S-1	333-190591	10.12	August 13, 2013

10.15.1	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10.15	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Stefan J. Murry, dated January 28, 2007	S-1	333-190591	10.13	August 13, 2013

10.16	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Shu-Hua (Joshua) Yeh, dated June 1, 2012	S-1	333-190591	10.14	August 13, 2013

10.17	†	Employment Agreement between the registrant and James L. Dunn, Jr., dated April 16, 2013	S-1	333-190591	10.15	August 13, 2013

10.18	†	Employment Agreement between the registrant and Hung-Lun (Fred) Chang, dated April 16, 2013	S-1	333-190591	10.16	August 13, 2013

10.19		Translation of Lease Agreement dated March 18, 2014 between the Company and Taiwan Furniture Manufacturers’ Association for office space at 2F, No. 700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.).	8-K	001-36083	1.2	March 25, 2014

10.20		Translation of Lease Agreement dated April 1, 2014 between the Company and Taiwan Asset Management Corporation for office and manufacturing space at No. 18, Gong 4th Rd., Gong’er Industrial Park, Linkou District, New Taipei City 244, Taiwan (R.O.C.)	8-K	001-36083	1.01	April 7, 2014

10.21		Business Loan Agreement, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	July 18, 2014

10.21.1		Commercial Security Agreement, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	July 18, 2014

10.21.2		Promissory Note, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	July 18, 2014

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22	Business Loan Agreement, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	August 5, 2014

10.22.1	Commercial Security Agreement, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	August 5, 2014

10.22.2	Promissory Note, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	August 5, 2014

10.23	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of June 30, 2014)	10-Q	001-36083	10.2	August 12, 2014

10.24	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of June 30, 2014)	10-Q	001-36083	10.3	August 12, 2014

10.25	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of September 30, 2014)	10-Q	001-36083	10.4	November 12, 2014

10.26	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of September 30, 2014)	10-Q	001-36083	10.5	November 12, 2014

10.27	Loan Agreement, dated January 6, 2015, between Applied Optoelectronics, Inc. and CTBC Bank Co. Ltd.	8-K	001-36083	10.1	January 12, 2015

10.28	Construction Loan Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	January 30, 2015

10.28.1	Commercial Security Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	January 30, 2015

10.28.2	Promissory Note, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	January 30, 2015

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.29	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of December 31, 2014)	10-K	001-36083	10.29	March 5, 2015

10.30	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of December 31, 2014)	10-K	001-36083	10.30	March 5, 2015

10.31	Translation of $4 Million Credit Facility Agreement, dated March 9, 2015, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.1	March 13, 2015

10.31.1	Translation of $3 Million Credit Facility Agreement, dated March 9, 2015, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.2	March 13, 2015

10.31.2	Translation of Loan Approval Notice of E. Sun Commercial Bank Co., Ltd., dated March 12, 2015	8-K	001-36083	10.3	March 13, 2015

10.32	Translation of US$4 Million Credit Facility Agreement, dated March 25, 2015, between Applied Optoelectronics, Inc. and Mega International Commercial Bank Co., Ltd	8-K	001-36083	10.1	March 31, 2015

10.33	Translation of Comprehensive Credit Line Contract and General Agreement, dated April 1, 2015, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch	8-K	001-36083	10.1	April 7, 2015

10.33.1	Translation of Approval Notice of China Construction Bank, Taipei Branch	8-K	001-36083	10.2	April 7, 2015

10.34	Translation of Purchase and Sale Contract between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	June 2, 2015

10.34.1	Translation of Finance Lease Agreement between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.2	June 2, 2015

10.35	Fourth Amendment to Office Lease Agreement between Applied Optoelectronics, Inc. and 12808 Airport, LLC dated June 17, 2015	8-K	001-36083	10.1	June 23, 2015

10.36	Credit Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.1	July 7, 2015

10.36.1	Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.2	July 7, 2015

10.36.2	Patent Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.3	July 7, 2015

10.36.3	Trademark Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.4	July 7, 2015

10.36.4	East West Bank Promissory Note, dated June 30, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.5	July 7, 2015

10.36.5	Comerica Bank Promissory Note, dated June 30, 2015, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.6	July 7, 2015

10.36.6		2nd Lien Construction Deed of Trust, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.7	July 7, 2015

10.37		Translation of Purchase and Sale Contract between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	July 7, 2015

10.37.1		Translation of Finance Lease Agreement and Promissory Note between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.2	July 7, 2015

10.38		Office Lease Agreement between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC dated November 5, 2015	10-Q	001-36083	10.1	November 9, 2015

10.39	†	Applied Optoelectronics, Inc. Executive and Key Employee Bonus Plan	8-K	001-36083	10.1	December 21, 2015

10.40		Translation of US$2Million Credit Facility Agreement, dated December 22, 2015, between Applied Optoelectronics, Inc. and Mega International Commercial Bank Co., Ltd.	8-K	001-36083	10.1	December 29, 2015

10.41		Translation of US$4 Million Credit Facility Agreement, dated December 22, 2015, between Applied Optoelectronics, Inc. and Mega International Commercial Bank Co., Ltd.	8-K	001-36083	10.1	December 29, 2015

21.1		Subsidiaries of the registrant	S-1	333-190591	21.1	August 13, 2013

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see page 56 to this Annual Report on Form 10-K).

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*	Filed herewith.
**	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Applied Optoelectronics, Inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
†	Management contract, compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Optoelectronics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, TX

March 14, 2016

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$28,074	$32,175
Restricted cash	4,719	509
Short-term investments	7,886	8,189
Accounts receivable - trade, net of allowance of $51 and $43, respectively	38,775	31,589
Inventories	66,238	33,780
Notes receivable	–	980
Prepaid expenses and other current assets	8,236	6,017
Total current assets	153,928	113,239
Property, plant and equipment, net of accumulated depreciation of $37,980 and $32,412, respectively	109,699	64,808
Land use rights, net	854	930
Intangible assets, net	3,900	3,833
Other assets, net	5,094	860
TOTAL ASSETS	$273,475	$183,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$30,908	$9,591
Accounts payable	28,668	30,984
Bank acceptance payable	2,998	1,271
Accrued liabilities	11,506	6,755
Total current liabilities	74,080	48,601
Notes payable and long-term debt, less current portion	33,997	19,057
Other long-term liabilities	–	1,000
TOTAL LIABILITIES	108,077	68,658
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2015 or 2014, respectively	–	–
Common Stock; 45,000 shares authorized at $0.001 par value; 16,839 and 14,824 shares issued and outstanding at December 31, 2015 and 2014, respectively	17	15
Additional paid-in capital	233,336	192,112
Accumulated other comprehensive gain	292	1,925
Accumulated deficit	(68,247)	(79,040)
TOTAL STOCKHOLDERS' EQUITY	165,398	115,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$273,475	$183,670

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2015	2014	2013
Revenue, net	$189,903	$130,449	$78,424
Cost of goods sold	129,450	86,203	55,396
Gross profit	60,453	44,246	23,028
Operating expenses
Research and development	20,852	15,970	8,512
Sales and marketing	6,381	6,043	4,191
General and administrative	19,771	17,095	10,632
Total operating expenses	47,004	39,108	23,335
Income (loss) from operations	13,449	5,138	(307)
Other income (expense)
Interest income	328	369	104
Interest expense	(1,018)	(326)	(1,125)
Other expense, net	(1,591)	(699)	(78)
Total other expense	(2,281)	(656)	(1,099)
Income (loss) before income taxes	11,168	4,482	(1,406)
Income taxes	(375)	(199)	–
Net income (loss)	$10,793	$4,283	$(1,406)
Net income (loss) per share
Basic	$0.69	$0.30	$(0.14)
Diluted	$0.65	$0.28	$(0.14)

Weighted average shares used to compute net income (loss) per share:
Basic	15,626,753	14,307,477	9,964,955
Diluted	16,532,850	15,186,961	9,964,955

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$10,793	$4,283	$(1,406)
(Loss) gain on foreign currency translation adjustment, net of tax	(1,633)	(439)	348
Comprehensive income (loss)	$9,160	$3,844	$(1,058)

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2013, 2014 and 2015

(in thousands)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain	Accumulated deficit	Stockholders' equity
January 1, 2013	5,547	$105,367	266	$1,074	$4,468	$2,016	$(81,917)	$31,008
Public offering of common stock, net	–	–	3,600	3	31,445	–	–	31,448
Convert preferred stock common stock upon public offering	(5,601)	(105,801)	8,739	(1,211)	107,012	–	–	–
Stock options exercised	–	–	29	87	86	–	–	173
Warrants exercised	54	434	10	60	–	–	–	494
Stock based compensation	–	–	–	–	1,012	–	–	1,012
Net loss	–	–	–	–	–	–	(1,406)	(1,406)
Gain on foreign currency translation adjustment	–	–	–	–	–	348	–	348
December 31, 2013	–	$–	12,644	$13	$144,023	$2,364	$(83,323)	$63,077
Public offering of common stock, net	–	–	2,025	2	45,679	–	–	45,681
Issuance of shares under equity plans	–	–	33	–	–	–	–	–
Stock options exercised	–	–	103	–	365	–	–	365
Warrants exercised	–	–	19	–	–	–	–	–
Stock based compensation	–	–	–	–	2,045	–	–	2,045
Net income	–	–	–	–	–	–	4,283	4,283
Loss on foreign currency translation adjustment	–	–	–	–	–	(439)	–	(439)
December 31, 2014	–	$–	14,824	$15	$192,112	$1,925	$(79,040)	$115,012
Public offering of common stock, net	–	–	1,857	2	38,646	–	–	38,648
Issuance of shares under equity plans	–	–	77	–	–	–	–	–
Stock options exercised	–	–	81	–	452	–	–	452
Stock based compensation	–	–	–	–	2,120	–	–	2,120
Net income	–	–	–	–	–	–	10,793	10,793
Loss on foreign currency translation adjustment	–	–	–	–	–	(1,633)	–	(1,633)
Other	–	–	–	–	6	–	–	6
December 31, 2015	–	$–	16,839	$17	$233,336	$292	$(68,247)	$165,398

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$10,793	$4,283	$(1,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Provision for obsolete inventory	2,832	941	492
Depreciation and amortization	9,424	6,169	3,407
Loss on disposal of assets	78	12	1
Share-based compensation and warrant expense	2,120	2,061	1,069
Unrealized foreign exchange loss	2,462	1,288	362
Changes in operating assets and liabilities:
Accounts receivable	(7,531)	(9,703)	(8,457)
Notes receivable	977	(977)	1,036
Inventory	(37,502)	(16,105)	(7,520)
Other current assets	(2,624)	(745)	(4,622)
Accounts payable	(1,258)	18,947	8,079
Accrued liabilities	5,017	2,359	1,369
Net cash provided by (used in) operating activities	(15,212)	8,530	(6,190)
Investing activities:
Purchase of short-term investments	(175)	(246)	(7,970)
Purchase of property, plant and equipment	(57,080)	(41,129)	(9,600)
Proceeds from disposal of equipment	351	47	–
Deposits and deferred charges	(4,238)	(720)	(43)
Purchase of intangible assets	(478)	(3,340)	(123)
Net cash used in investing activities	(61,620)	(45,388)	(17,736)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	16,944	8,150	2,851
Principal payments of long-term debt and notes payable	(2,413)	(8,076)	(285)
Proceeds from line of credit borrowings	144,386	53,658	23,192
Repayments of line of credit borrowings	(121,386)	(50,733)	(23,008)
Proceeds from bank acceptance payable	8,257	5,925	6,778
Repayments of bank acceptance payable	(6,361)	(6,986)	(6,026)
Repayments of note payable	(1,000)	(1,000)	–
Decrease (increase) in restricted cash	(4,419)	266	(249)
Exercise of stock options	452	365	173
Exercise of warrants	–	–	494
Proceeds from common stock offering, net	38,648	45,681	31,448
Other	6	–	–
Net cash provided by financing activities	73,114	47,250	35,368
Effect of exchange rate changes on cash	(383)	(223)	(159)
Net increase (decrease) in cash	(4,101)	10,169	11,283
Cash and cash equivalents at beginning of year	32,175	22,006	10,723
Cash and cash equivalents at end of year	$28,074	$32,175	$22,006
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,070	$329	$1,133
Income taxes	650	148	1
Non-cash investing and financing activities:
Purchase of intangible assets with notes payable	–	3,000	–

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND OPERATIONS

Applied Optoelectronics, Inc. (“AOI” or the “Company”) was incorporated in the State of Texas on February 28, 1997. In March 2013, the Company converted into a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for three networking end-markets: internet data centers, cable television, and fiber-to-the-home. The Company designs and manufactures a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

2.	Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. This reclassification includes a $0.2 million reclass from accrued liabilities to accounts payable in 2014.

3.	Use of Estimates

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

4.	Foreign Currency Translation

The functional currency for our foreign operations is the local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date and sales and expenses are translated at monthly average rates. The resulting gains or losses from translation are included in a separate component of other comprehensive income. Gains and losses resulting from re-measuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary’s functional currency are included in net foreign exchange loss and are included in net income except for intercompany long-term investment nature. The translation gain or losses from long-term investment nature of intercompany balances are treated as translation adjustments and included in comprehensive income (loss).

5.	Fair Value

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

6.	Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $8.9 million and $4.6 million at December 31, 2015 and 2014, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2015, approximately $23.3 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

7.	Restricted Cash/Compensating Balances

The Company is required to maintain a compensation deposit equal to 30% of its bank acceptance notes to vendors with a China bank. The Company’s Taiwan subsidiary also uses time deposits for customs guarantees. As of December 31, 2015 and 2014, the amount of restricted cash was $4.7 million and $0.5 million, respectively.

8.	Short-Term Investments

The Company invests its excess cash in bank certificates of deposit. As of December 31, 2015, the Company invested $7.9 million in certificates of deposit in RMB currencies with Taiwan banks. The maturity dates range from 6 months to 12 months.

The Company arranged a revolving line of credit agreement with the same Taiwan bank by pledging 100% of its certificates of deposit. As of December 31, 2015, the pledged certificate of deposit for such arrangement amount is $7.9 million.

9.	Accounts Receivable/Allowance for Doubtful Accounts

The Company carries its accounts receivable at the net amount that it estimates to be collectible. An allowance for uncollectable accounts is maintained through a charge against operations. The allowance is determined by management review of outstanding amounts per customer, historical payments and the aging of accounts.

10.	Notes Receivable

The Company carries its bank acceptance receivables at face value or discounted value if they are not interest bearing. The maturity date of the receivables are all within one year of the original issuance date and are carried at face value.

11.	Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company places all cash and cash equivalents with high-credit quality financial institutions.

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2015, 2014 and 2013, its top five customers represented 81.8%, 72.0% and 59.1% of its revenue, respectively. In 2015, Amazon, Microsoft and Cisco represented 52.5%, 11.6% and 10.4% of its revenue, respectively. The five largest receivable balances for customers represented an aggregate of 80%, and 70% of total accounts receivable at December 31, 2015 and 2014, respectively. As of December 31, 2015, Amazon and Wesco represented 51.4% and 14.4% of total accounts receivable, respectively.

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

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2015, the Company had 178 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life of 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

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

19.	Product Warranty

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defective occurs. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While we believe that our warranty accrual is adequate, our actual warranty costs may exceed the accrual, cost of sales will increase in the future. As of December 31, 2015 and 2014, the amount of accrued warranty was $412,000 and $247,000, respectively.

20.	Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $104,000, $100,000 and $121,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

21.	Research and Development

Research and development costs are charged to operations as incurred. The Company receives reimbursement for certain development costs, which are capitalized when incurred, up to the reimbursable amount.

22.	Income Taxes

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

23.	New Accounting Standards

On February 25, 2016, the FASB released ASU 2016-02, Leases to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new guidance will require lessees to recognize most leases on the balance sheet for capital and operating leases. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2018. The Company is evaluating the impact of the accounting standard on its financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company is evaluating the impact of the accounting standard on its financial statements.

The FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during November 2015, which simplifies the presentation of deferred income taxes. This ASU provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted this standard effective December 31, 2015 on a retrospective basis which resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset as of December 31, 2015. The adoption of this ASU had no impact on the balance sheet or income statement as the Company had a full valuation allowance.

The FASB has issued Accounting Standards Update (ASU) No. 2015-11, Inventory in July 2015 to require entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The Company adopted this ASU which had no material impact on the financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is evaluating the impact of the accounting standard on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of the accounting standard on its financial statements.

24.	Reverse Stock Split

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

The following table presents the calculation of basic and diluted EPS:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Numerator:
Net income (loss)	$10,793	$4,283	$(1,406)
Denominator:
Weighted average shares used to
compute net income (loss) per share
Basic	15,627	14,307	9,965
Effective of dilutive options, restricted stock units and warrants	906	880	–
Diluted	16,533	15,187	9,965
Net income (loss) per share
Basic	$0.69	$0.30	$(0.14)
Diluted	$0.65	$0.28	$(0.14)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive:

	As of December 31,
	2015	2014	2013
		(in thousands)
Employee stock options	–	–	595
Restricted stock units	–	–	33
Preferred stock warrants	–	–	33
	–	–	661

NOTE D—INVENTORIES

At December 31, 2015 and 2014, inventories consisted of the following:

	2015	2014
	(in thousands)
Raw materials	$22,240	$16,243
Work in process and sub-assemblies	30,766	13,379
Finished goods	13,232	4,158
	$66,238	$33,780

For the years ended December 31, 2015, 2014 and 2013, the lower of cost or market adjustment expensed for inventory was $2.8 million, $0.9 million and $0.5 million, respectively.

NOTE E—PROPERTY, PLANT AND EQUIPMENT

At December 31, 2014 and 2013, property, plant and equipment consisted of the following:

	2015	2014
	(in thousands)
Land improvements	$863	$103
Building and improvements	27,255	16,196
Machinery and equipment	88,882	61,529
Furniture and fixtures	2,422	1,938
Computer equipment and software	5,615	4,712
Transportation equipment	294	270
	125,331	84,748
Less accumulated depreciation and amortization	(37,970)	(32,412)
	87,361	52,336
Construction in progress	21,237	11,371
Land	1,101	1,101
Property, plant and equipment, net	$109,699	$64,808

For the years ended December 31, 2015, 2014 and 2013, depreciation expense of property, plant and equipment was $9.0 million $5.8 million and $3.3 million, respectively.

During the year ended December 31, 2015, there was $0.1 million of capitalized interest recorded in construction in progress.

NOTE F—INTANGIBLE ASSETS

At December 31, 2015 and 2014, intangible assets consisted of the following:

	2015
	Gross Amount	Accumulated amortization	Intangible assets, net
	(in thousands)
Patents	$5,446	$(1,551)	$3,895
Trademarks	14	(9)	5
Total intangible assets	$5,460	$(1,560)	$3,900

	2014
	Gross Amount	Accumulated amortization	Intangible assets, net
	(in thousands)
Patents	$4,968	$(1,141)	$3,827
Trademarks	14	(8)	6
Total intangible assets	$4,982	$(1,149)	$3,833

For the years ended December 31, 2015, 2014 and 2013, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $411,000 $356,000 and $68,000, respectively. The remaining weighted average amortization period for intangible assets is approximately 9.5 years.

In 2014, the Company acquired an intangible asset from an unrelated company in the form of a license to various patents related to transceiver product technology. The weighted-average amortization period for the license is 10 years.

At December 31, 2015, approximate amortization expense for intangible assets was as follows (in thousands):

2016	$424
2017	424
2018	424
2019	424
2020	424
thereafter	1,780
$3,900

NOTE G—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable remaining inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$28,074	$–	$–	$28,074
Restricted cash	4,719	–	–	4,719
Short term investments	7,886	–	–	7,886
Total assets	$40,679	$–	$–	$40,679
Liabilities:
Bank acceptance payable	–	$2,998	–	$2,998
Total liabilities	$–	$2,998	$–	$2,998

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable remaining inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$32,175	$–	$–	$32,175
Restricted cash	509	–	–	509
Short term investments	8,189	980	–	9,169
Total assets	$40,873	$980	$–	$41,853
Liabilities:
Bank acceptance payable	–	$1,271	–	$1,271
Total liabilities	$–	$1,271	$–	$1,271

NOTE H—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31,
	2015	2014

Revolving line of credit with a U.S. bank up to $25,000 with interest at LIBOR plus 2.75% or 3%, maturing June 30, 2018	$23,000	$15,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing July 31, 2019	4,150	5,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing June 30, 2020	2,000	–
Construction loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing January 26, 2022	8,588	–
Revolving line of credit with a Taiwan bank up to $3,000 with interest based on the bank's corporate interest rate index+ 1.5%, or 2.40% maturing on November 30, 2016	2,588	–
Revolving line of credit with a Taiwan bank up to $7,000 with interest at Taiwan deposit index plus 0.41% or LIBOR plus 1.7% maturing on February 6, 2016	4,475	3,605
Revolving line of credit with a Taiwan bank up to $4,000 with interest at Taiwan Time Deposit Interest Rate Index plus 1% or LIBOR plus 1% maturing on December 11, 2015	3,407	3,536
Revolving line of credit with the Taiwan branch of a China bank up to $10,000 with interest at LIBOR plus 1.5% or Taiwan Interbank Offered Rate plus 0.9% , maturing April 1, 2016	9,418	–
Note payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018	2,946	443
Note payable to a finance company due in monthly installments with 4.5% interest, maturing June 30, 2018	1,905	–
Revolving line of credit with a China bank up to $12,320 with interest of 3.15% for 3-month term which mature between January to March 2016	2,428	1,064

Total	64,905	28,648
Less current portion	(30,908)	(9,591)
Non-current portion	$33,997	$19,057

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $899, and maturity dates ranging from January 2016 to June 2016	2,998	1,271

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2015.

Maturities of notes payable and long-term debt are as follows for the future years ending December 31(in thousands):

2016	$30,908
2017	3,950
2018	20,877
2019	1,598
2020 thereafter	7,572
Total outstanding	$64,905

On June 30, 2015, the Company entered into a credit agreement with East West Bank and Comerica Bank, a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan. The credit agreement included a $25.0 million revolving line of credit which matures on June 30, 2018 and a $10 million term loan maturing on June 30, 2020. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75% or 3.0%. As of December 31, 2015 and 2014, $23.0 million and $15 million were outstanding under the revolving line of credit. As of December 31, 2015, $2 million was outstanding under the term loans.

The Company also has with East West Bank a term loan of $5 million with monthly payments of principal and interest that matures on July 31, 2019. As of December 31, 2015 and 2014, the outstanding balances were $4.2 million and $5 million respectively.

On January 26, 2015, the Company entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of its campus expansion plan in Sugar Land, Texas. Upon signing the agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. As of December 31, 2015, there was $8.6 million outstanding under this loan agreement and there was zero balance in the restricted bank account.

The loan and security agreements with East West Bank and Comerica Bank require the Company to maintain certain financial covenants, including a minimum current ratio and minimum annual EBITDA. As of December 31, 2015, the Company was in compliance with all covenants contained in these agreements.

On January 6, 2015, the Company’s Taiwan branch entered into a credit facility with CTBC Bank Co. Ltd. in Taipei, Taiwan for 90.0 million New Taiwan dollars, or approximately $3.0 million, one year revolving credit facility. Its obligations under the credit facility are unsecured. Borrowings under the credit facility bear interest at a rate based on the Bank’s corporate interest rate index plus 1.5%, adjusted monthly. As of the execution of the credit facility the Bank’s corporate interest rate index is 0.91%. As of December 31, 2015, $2.6 million was outstanding under this credit facility.

On March 9, 2015, the Company’s Taiwan branch increased its $4.0 million credit facility with E. Sun Commercial Bank to $7.0 million. Its obligations under the credit facility are secured by our $4.0 million cash deposit in a one-year CD with such bank and mature on May 27, 2016. The $4.0 million revolving line of credit with CD security bears interest at a rate equal to Taiwan Deposit Index Rate plus 0.41% for New Taiwan dollar borrowings and a 0.1% service fee for U.S. dollar borrowings. The additional $3.0 million credit facility bears interest at a rate equal to LIBOR plus 1.7% divided by 0.946 and a 0.3% service fee for U.S. dollar borrowings. As of December 31, 2015 and 2014, $4.5 million and $3.6 million were outstanding under this credit facility.

On March 25, 2015, the Company’s Taiwan branch renewed its $4.0 million, one year revolving credit facility agreement, originally dated December 31, 2013, with Mega International Commercial Bank. Obligations under the credit facility are secured by a $4.0 million cash deposit in a CD with such bank. Borrowings under this credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings, New Taiwan dollar borrowings bear interest at a rate equal to the Bank’s base lending rate plus 0.76%. The current effective interest rate is 1.77%. As of December 31, 2015 and 2014, $3.4 million and $3.5 million were outstanding under this credit facility.

On April 1, 2015, the Company’s Taiwan branch entered into a comprehensive credit line agreement with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on April 1, 2016. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the credit line agreement reduce the amounts available under the existing credit line between the bank and the Company’s China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement bear interest at a rate not less than LIBOR plus 1.5% for US dollar borrowings and at a rate of not less than Taiwan Interbank Offered Rate plus 0.9% for New Taiwan dollar borrowings. As of December 31, 2015, $9.4 million was outstanding under this credit facility.

On June 30, 2015, the Company’s Taiwan branch entered into a purchase and sale contract and a finance lease agreement together with the sale contract with Chailease Finance Co, Ltd. in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, the Company sold certain equipment to Chailease and simultaneously leased the equipment back from Chailease pursuant to the finance lease agreement. The finance lease agreement has a three year term, with monthly lease payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to the Company upon the expiration of the finance lease agreement. As of December 31, 2015 and 2014, $4.8 million and $0.4 million were outstanding under this finance lease agreement.

As of December 31, 2015, the Company’s China subsidiary had credit facilities with China Construction Bank totaling $22.3 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. As of December 31, 2015, the Company’s China subsidiary used $10 million of its credit facility and issued standby letters of credit as collateral for the Company’s Taiwan branch line of credit with China Construction Bank. As of December 31, 2015, the Company had a U.S. currency based loan of $2.4 million outstanding under various notes with three-month terms, maturing from January to March 2016 with effective interest rate of 3.15%. As of December 31, 2014, we had $1.1 million outstanding various notes with three-month terms.The outstanding balances of bank acceptance notes issued to vendors were $3.0 million and $1.3 million with zero interest rate as of December 31, 2015 and 2014 respectively.

As of December 31, 2015 and 2014, the Company had $37.7 million and $14.3 million of unused borrowing capacity, respectively.

As of December 31, 2015 and 2014, there was $12.6 million and $8.7 million of restricted cash, investments or security deposit associated mainly with the loan facilities, respectively.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2015	2014
	(in thousands)
Accrued payroll	$6,757	$3,662
Accrued Rent	792	–
Accrued employee benefits	1,379	808
Accrued state and local taxes	372	330
Advance payments	1,258	528
Accrued product warranty	412	247
Accrued other	536	1,180
	$11,506	$6,755

NOTE J—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following as of December 31:

	2015	2014	2013
	(in thousands)
Unrealized foreign exchange loss	(2,568)	(1,299)	(342)
Realized foreign exchange gain (loss)	721	297	(70)
Government subsidy income	217	271	322
Other non-operating gain	117	44	4
Gain (loss) on disposal of assets	(78)	(12)	8
	$(1,591)	$(699)	$(78)

NOTE K—INCOME TAXES

The sources of our income (loss) from operations before income taxes were as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$14,062	$1,226	$(684)
Foreign	(2,894)	3,256	(722)
Total income (loss) before income taxes	$11,168	$4,482	$(1,406)

The provision for income tax expense for the years ended December 31, is as follows:

	2015	2014	2013
Current:	(in thousands)
Federal	$168	$193	$–
State	207	6	–
Foreign	–	–	–
Total	$375	$199	$–
Deferred:
Federal	$–	$–	$–
State	–	–	–
Foreign	–	–	–
Total	$–	$–	$–

Income tax expense	$375	$199	$–

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

	2015	2014
	(in thousands)
NOL carryforward	$14,318	$12,266
Inventory reserves	1,616	676
AMT credit	347	224
Unrealized gains and losses	1,549	470
Stock compensation	1,084	550
Fixed assets and intangibles	(4,432)	(1,537)
Other	244	25
	14,726	12,674
Less valuation allowance	(14,726)	(12,674)
Deferred tax assets, net	$–	$–

The valuation allowance was established to reduce the deferred tax asset for the amount that will likely not be realized. This reduction is primarily necessary due to the uncertainty of the Company’s ability to utilize all of the net operating loss carry forwards. The valuation allowance increased by $2.1 million in 2015 and decreased by approximately $1.5 million in 2014. The increase in 2015 was primarily the result of current year changes in deferred income tax assets and liabilities, including increases in our net operating loss carryforwards. The decrease in 2014 was primarily the result of prior year changes in deferred income tax assets and liabilities.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. In considering whether or not to continue to maintain the valuation allowance, we consider all available positive and negative evidence, including: historical profits and losses, forecasts of future profits or losses, and trends in the industries that we serve that may affect our ability to continue to generate profits. Objective evidence, such as historical losses, limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $14.7 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Company has a U.S. net operating loss carry forward of approximately $50.3 million, which expires between 2022 and 2032. The Company also has U.S. research and development tax credits of $1.5 million which expire between 2024 and 2035. The Company has a net operating loss carryforward from its China operations of approximately $6.2 million, which expires between 2016 and 2020. The Company has a net operating loss carryforward from its Taiwan operations of approximately $2.6 million which expires between 2020 and 2025. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. During 2015, the Company updated its Section 382 analysis resulting in the recognition of additional utilizable net operating losses which had no impact on the Company’s balance sheet or income statement due to the Company having a full valuation allowance. Additional ownership changes could result in the expiration of the net operating loss and tax credit carryforward before utilization.

The U.S. NOL carryforwards and research and development tax credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs and tax credits are presented net of these unrecognized tax benefits.

The Company has approximately $0.9 million of windfall tax benefits from previous stock option exercises that have not been recognized as of December 31, 2015. This amount will not be recognized until the deduction would reduce our U.S. income taxes payable. At such time, the amount will be recorded as an increase in paid-in-capital. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

A reconciliation of the U.S. federal income tax rate of 34% for the years ended December 31, to the Company’s effective income tax rate follows:

	2015	2014	2013
	(in thousands)
Expected (benefit) taxes	$3,797	$1,524	$(467)
Non-deductible expenses	157	138	619
Foreign differences	(1,267)	295	–
Increase (decrease) in valuation allowance	2,052	(1,729)	(7,533)
Section 382 limitation	(4,382)	–	7,423
Other	18	(29)	(42)
Tax expense	$375	$199	$–

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise.  In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2014. Global Technology, Inc. renewed its National high-tech enterprise certificate and was therefore extended its three year tax preferential status from November 2014 to September 2017.

As of December 31, 2015, December 31, 2014 and December 31, 2013, the total amount of unrecognized tax benefit was $1.8 million, $1.6 million, and $2.2 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2015	2014	2013
	(in thousands)
Unrecognized tax benefits — January 1	$1,659	$2,200	$–
Gross increases — tax positions in prior period	332	1,659	2,200
Gross decreases — tax positions in prior period	(194)	(2,200)	–
Unrecognized tax benefits — December 31	$1,797	$1,659	$2,200

As of December 31, 2015, we had $1.8 million of unrecognized tax benefits related to US tax benefits recognized for prior branch losses and research and development credits. As of December 31, 2014, we had $1.7 million of unrecognized tax benefits related to US tax benefits recognized for prior branch losses and research and development credits. As of December 31, 2013, we had $2.2 million of unrecognized tax benefits related to US tax benefits recognized for prior year branch losses.  If recognized, there would be no impact our effective tax rate as a result of the full valuation allowance previously recognized. We believe that it is reasonably possible that $0.3 million of our remaining unrecognized tax positions may be recognized by the end of 2016.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2015 as a result of net operating losses. During 2014, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2012 through 2014. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2008 forward for various foreign jurisdictions.

NOTE L—SHARE-BASED COMPENSATION

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

The following is a summary of option activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except price data)
Outstanding, January 1, 2013	419	$5.94
Granted	1,099	9.21
Exercised	(29)	5.87				$178
Forfeited	(16)	7.10
Expired	(5)	5.99
Outstanding, December 31, 2013	1,468	8.38		4.17		9,731
Granted	108	13.84		7.24		–
Exercised	(104)	6.22		2.57		1,476
Forfeited	(48)	8.23		5.43		628
Expired	(1)	6.21		2.21		11
Outstanding, December 31, 2014	1,423	8.96		4.48		3,486
Exercised	(81)	7.09	$16.53	2.62		762
Forfeited	(32)	8.96		4.43		212
Outstanding, December 31, 2015	1,310	$9.07		$4.59	7.186	$10,598
Exercisable, December 31, 2015	766	$8.54		$4.12	6.880	$6,606
Vested and expected to vest	1,274	$9.04		$4.57	7.172	$10,346

As of December 31, 2015, there was approximately $2.2 million of unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over 1.65 years.

Restricted Stock Unit/Awards

The following is a summary of RSU/RSA activity:

	Number of shares	Weighted Average Share Price on Date of Release	Weighted Average Fair Value	Aggregate Intrinsic Value
	(in thousands, except price data)
Outstanding at January 1, 2013			–
Granted	33		$10.00
Released	–
Cancelled/Forfeited	–
Outstanding at December 31, 2013	33		10.00
Granted	25		18.45
Released	(33)		10.57
Cancelled/Forfeited	(4)		18.20
Outstanding at December 31, 2014	21		18.22	238
Granted	156		11.06	1,722
Released	(19)	$13.62	18.24	257
Cancelled/Forfeited	(6)		10.00	99
Outstanding at December 31, 2015	152		$11.20	$2,611
Exercisable, December 31, 2015	10		$19.45	$170
Vested and expected to vest	148		$11.22	$2,534

The aggregate intrinsic value of RSUs and RSAs outstanding at December 31, 2015 was $2.6 million. Unrecognized compensation expense related to these RSUs and RSAs at December 31, 2015 was $1.2 million. This expense is expected to be recognized over 2.94 years.

Share-Based Compensation

The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award.

The Company estimated the fair value of employee stock options at the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013
Expected volatility	52%	52 to 70%
Risk-free interest rate	1.89%	0.96% to 2.97%
Expected term (years)	6.25	6.25
Expected dividend yield	–	–
Estimated forfeitures	7.5%	7.5%

In 2015, the Company issued RSUs and RSAs as share-based compensation to employees and ceased issuing stock options. The Company estimates the fair value of RSU and RSA at the fair market value on the grant date and assumes an estimated forfeiture rate.

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

Employee share-based compensation expenses recognized for the years ended December 31, were as follows:

Share-Based compensation - by expense type

	2015	2014	2013
	(in thousands)
Cost of goods sold	$70	$88	$56
Research and development	230	115	53
Sales and marketing	217	98	52
General and administrative	1,603	1,760	908
Total share-based compensation expense	$2,120	$2,061	$1,069

Share-Based compensation - by award type

	2015	2014	2013
	(in thousands)
Employee stock options	$1,538	$1,660	$793
Restricted stock units	582	385	220
Warrants	–	16	56
Total share-based compensation expense	$2,120	$2,061	$1,069

NOTE M—STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, all of which have been designated voting common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Warrants

As of December 31, 2015 and 2014, the Company had no outstanding warrants to purchase common or preferred stock.

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

On June 3, 2015, the Company filed a Securities Registration Statement on Form S-3 (the “Form S-3”) with the Securities and Exchange Commission effective June 23, 2015, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $140 million. In connection with the Company’s Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. (the “sales agent”) pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $40 million (the “ATM Offering”) from time to time through the sales agent. On July 16, 2015, the Company commenced sales of common stock through the ATM Offering, and as of December 31, 2015, the Company has sold 1.9 million shares under the ATM Offering at a weighted average price of $21.54 per share, providing proceeds of $38.6 million, net of expenses and underwriting discounts and commissions.

Recovery of Stockholder Short Swing Profit

In November 2015, a member of the board of directors of the Company paid $5,510 to the Company, representing the disgorgement of short swing profits under Section 16(b) under the Exchange Act. The amount was recorded as additional paid-in capital.

NOTE N—SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of product manufacturing plants. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	For the year ended December 31,
	2015	2014	2013
Revenues:	(in thousands)
United States	$53,997	$30,723	$14,705
Taiwan	115,265	77,680	31,863
China	20,641	22,046	31,856
	$189,903	$130,449	$78,424

	As of December 31,
	2015	2014	2013
Long-lived assets:	(in thousands)
United States	$44,280	$15,875	$9,415
Taiwan	45,420	35,688	7,192
China	24,753	18,008	16,337
	$114,453	$69,571	$32,944

The Company serves three primary markets, the internet data center, CATV, and FTTH markets. Of the Company’s total revenues in 2015, the Company earned $123.2 million, or 64.9%, from the internet data center market, $53.7 million, or 28.3%, from the CATV market, $2.5 million, or 1.3%, from the FTTH market, and $10.5 million, or 5.5%, from other markets. Of the Company’s total revenues in 2014, the Company earned $64.4 million, or 49.4%, from the internet data center market, $47.4 million, or 36.3%, from the CATV market, $13.6 million, or 10.4% from the FTTH market, and $5.0 million, or 3.9% from other markets.

NOTE O—MAJOR CUSTOMERS

The Company currently derives its revenues from customers in the United States and throughout the rest of the world. Generally, the Company does not require deposits or other collateral to support customer receivables. The Company performs an initial and periodic credit evaluation of its customers and maintains an allowance for uncollectible accounts for potential uncollectible accounts. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2015, 2014 and 2013, its top five customers represented 81.8%, 72.0% and 59.1% of its revenue, respectively. In 2015, Amazon, Microsoft and Cisco represented 52.5%, 11.6% and 10.4% of its revenue, respectively. The five largest receivable balances for customers represented an aggregate of 80%, and 70% of total accounts receivable at December 31, 2015 and 2014, respectively. As of December 31, 2015, Amazon and Wesco represented 51.4% and 14.4% of total accounts receivable, respectively.

NOTE P—EMPLOYEE BENEFIT PLANS

On August 1, 2000, the Company established a 401(k) profit sharing plan covering employees meeting certain age and service requirements. The plan provides for discretionary Company contributions to be allocated based on the employee’s eligible contributions. The Company made contributions of $0.4 million and $0.2 million to the 401(k) plan for the years ended December 31, 2015 and 2014, respectively, and no contributions for the year ended December 31, 2013.

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

Employees of AOI—Taiwan participates in a pension program under the Taiwan Labor Pension Act. Pension expense for Global was $0.3 million for the year ended December 31, 2015 and $0.4 million for each of the years ended December 31, 2014 and 2013, respectively. Pension expense for AOI—Taiwan was $0.4 million, $0.3 million and $0.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE Q—COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts part of its operations from leased facilities and also leases equipment. Rent expense was $1.1 million, $0.8 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the approximate minimum rental commitments under noncancellable leases in excess of one year that expire at varying dates through 2029 were as follows:

Year ending December 31,	Amount
(in thousands)
2016	$814
2017	788
2018	840
2019	935
thereafter	9,576
$12,953

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

The Company has also entered into employment and indemnification agreement with one other executive officer. These agreements provide that if their employment is terminated as a result of a change of control of the Company, the Company will be required to pay a severance payment in an amount equal to their six months of their annual base salary, and other additional compensation due under the terms of the agreements.

Contingencies

The Company may be party to litigation, claims or assessments in the ordinary course of business. Management is not aware of any of these matters that would have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE R—SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements were issued.

On February 19, 2016, Applied Optoelectronics, Inc. (the “Company”) entered into two, one year revolving credit facilities totaling NT$320 million, or $9.8 million (the “Credit Facilities”) with China Trust Commercial Bank Co., Ltd. in Taiwan (the “Bank”). The first credit facility is in the amount of NT$200 million or $6.1 million (the “First Credit Facility”). The second credit facility is in the amount of NT$120 million or $3.7 million (the “Second Credit Facility”). Borrowing under the Credit Facilities will be used for general corporate purposes. The Company may draw upon the Credit Facilities from February 19, 2016 until February 18, 2017. The term of each draw shall be between 120 and 180 days. At the end of the draw term the Company will make payment for all principal and accrued interest. The Company’s obligations under the First Credit Facility will be secured by the Company’s deposit accounts with the Bank. Borrowings under the First Credit Facility for New Taiwan Dollars will bear interest at a rate equal to the Bank’s monthly Corporate Interest Index Rate plus 1.5%; for all foreign currency borrowing interest will bear at a rate equal to the Bank’s Cost of Fund lending rate plus 1.8%. The Company’s obligations under the Second Credit Facility will be secured by the Company’s certificate of deposit with the Bank. All borrowings under the Second Credit Facility will be based on the Bank’s monthly Corporate Interest Index Rate plus 0.93% annually. The Bank's current monthly Corporate Interest Index Rate is 0.71% annually. The Bank's current Cost of Fund lending rate is 0.50% annually. The Corporate Interest Index Rate and Cost of Fund lending rates are subject to change from time to time. The agreements for the Credit Facilities contain representations and warranties, and events of default applicable to the Company that are customary for agreements of this type.

NOTE S—Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2015 and 2014.

	First	Second	Third	Fourth
Year ended December 31, 2015	Quarter	Quarter	Quarter	Quarter

Revenue	$30,234	$49,632	$57,085	$52,952
Cost of goods sold	20,183	32,901	39,032	37,334
Gross profit	$10,051	$16,731	$18,053	$15,618
Gross margin	33.2%	33.7%	31.6%	29.5%

Operating expenses:
Research and development	$4,805	$4,701	$5,386	$5,960
Sales and marketing	1,559	1,607	1,582	1,633
General and administrative	5,003	4,534	4,963	5,271
Total operating expenses	$11,367	$10,842	$11,931	$12,864

Income from operations	$(1,316)	$5,889	$6,122	$2,754
Interest and other income (expense), net	641	335	(3,016)	(241)
Net income before taxes	$(675)	$6,224	$3,106	$2,513
Income taxes	–	(135)	(406)	166
Net income	$(675)	$6,089	$2,700	$2,679

Net income per share—basic	(0.05)	0.41	0.17	0.16
Net income per share—diluted	(0.05)	0.38	0.16	0.15

	First	Second	Third	Fourth
Year ended December 31, 2014	Quarter	Quarter	Quarter	Quarter

Revenue	$24,859	$32,650	$36,549	$36,391
Cost of goods sold	16,206	21,462	24,403	24,132
Gross profit	$8,653	$11,188	$12,146	$12,259
Gross margin	34.8%	34.3%	33.2%	33.7%

Operating expenses:
Research and development	$3,546	$4,009	$4,194	$4,221
Sales and marketing	1,333	1,497	1,622	1,591
General and administrative	3,554	3,952	4,458	5,131
Total operating expenses	$8,433	$9,458	$10,274	$10,943

Income from operations	$220	$1,730	$1,872	$1,316
Interest and other income (expense), net	(110)	274	(218)	(602)
Net income before taxes	$110	$2,004	$1,654	$714
Income taxes	(25)	(85)	(77)	(12)
Net income	$85	$1,919	$1,577	$702

Net income per share—basic	$0.01	$0.13	$0.11	$0.05
Net income per share—diluted	$0.01	$0.12	$0.10	$0.05

