Form 10-Q
period 2016-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2016-05-10
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 4, 2016 there were 17,077,784 shares of the registrant’s Common Stock outstanding.

1

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$45,528	$28,074
Restricted cash	5,006	4,719
Short-term investments	7,960	7,886
Accounts receivable - trade, net	34,868	38,775
Inventories	60,258	66,238
Prepaid expenses and other current assets	6,859	8,236
Total current assets	160,479	153,928
Property, plant and equipment, net	123,656	109,699
Land use rights, net	852	854
Intangible assets, net	3,959	3,900
Other assets, net	6,915	5,094
TOTAL ASSETS	$295,861	$273,475
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$40,972	$30,908
Accounts payable	25,113	28,668
Bank acceptance payable	2,411	2,998
Accrued liabilities	9,308	11,506
Total current liabilities	77,804	74,080
Notes payable and long-term debt, less current portion	52,178	33,997
TOTAL LIABILITIES	129,982	108,077
Stockholders' equity:
Preferred Stock: 5,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015, $0.001 par value	–	–
Common Stock: 45,000 shares authorized;17,070 and 16,839 shares issued and outstanding at March 31, 2016 and at December 31, 2015, $0.001 par value	17	17
Additional paid-in capital	234,229	233,336
Accumulated other comprehensive gain	1,210	292
Accumulated deficit	(69,577)	(68,247)
TOTAL STOCKHOLDERS' EQUITY	165,879	165,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$295,861	$273,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
Revenue, net	$50,422	$30,234
Cost of goods sold	36,169	20,183
Gross profit	14,253	10,051
Operating expenses
Research and development	8,396	4,805
Sales and marketing	1,680	1,559
General and administrative	5,733	5,003
Total operating expenses	15,809	11,367
Loss from operations	(1,556)	(1,316)
Other income (expense)
Interest income	101	74
Interest expense	(401)	(125)
Other income, net	334	692
Total other income	34	641
Loss before income taxes	(1,522)	(675)
Income tax benefit	192	–
Net loss	$(1,330)	$(675)
Net loss per share
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)
Weighted average shares used to compute net loss per share
Basic	16,930,261	14,844,211
Diluted	16,930,261	14,844,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three months ended March 31,
	2016	2015
Net loss	$(1,330)	$(675)
(Loss) gain on foreign currency translation adjustment, net of tax	918	(23)
Comprehensive loss	$(412)	$(698)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2016

(Unaudited, in thousands)

	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid-in capital	comprehensive gain	Accumulated deficit	stockholders' equity
January 1, 2016	16,839	$17	$233,336	$292	$(68,247)	$165,398
Stock options exercised	15	–	85	–	–	85
Issuance of shares under equity plans	216	–	–	–	–	–
Stock based compensation	–	–	808	–	–	808
Net loss	–	–	–	–	(1,330)	(1,330)
Foreign currency translation adjustment	–	–	–	918	–	918
March 31, 2016	17,070	$17	$234,229	$1,210	$(69,577)	$165,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2016	2015
Operating activities:
Net loss	$(1,330)	$(675)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for obsolete inventory	407	565
Depreciation and amortization	2,957	2,034
Loss on disposal of assets	4	10
Share-based compensation expense	808	516
Unrealized foreign exchange gain (loss)	314	(35)
Changes in operating assets and liabilities:
Accounts receivable	3,945	1,643
Bank acceptance receivable	–	326
Inventory	6,210	(10,141)
Other current assets	1,415	(1,764)
Accounts payable	(3,584)	(5,742)
Accrued liabilities	(2,238)	(570)
Net cash provided by (used in) operating activities	8,908	(13,833)
Investing activities:
Purchase of short-term investments	(35)	(31)
Change in restricted cash for construction in progress	–	(8,993)
Purchase of property, plant and equipment	(16,215)	(6,333)
Proceeds from disposal of equipment	456	–
Deposits and deferred charges	(1,706)	(956)
Purchase of intangible assets	(168)	(94)
Net cash used in investing activities	(17,668)	(16,407)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	20,311	–
Principal payments of long-term debt and notes payable	(867)	(94)
Proceeds from line of credit borrowings	31,149	25,091
Repayments of line of credit borrowings	(23,114)	(16,253)
Proceeds from bank acceptance payable	1,411	1,267
Repayments of bank acceptance payable	(2,007)	(1,086)
Repayments of notes payable	(250)	(250)
Increase in restricted cash	(240)	(537)
Exercise of stock options	85	77
Net cash provided by financing activities	26,478	8,215
Effect of exchange rate changes on cash	(264)	(241)
Net increase (decrease) in cash	17,454	(22,266)
Cash and cash equivalents at beginning of period	28,074	32,175
Cash and cash equivalents at end of period	$45,528	$9,909
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$386	$103
Income taxes	$–	$75

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

The Company has manufacturing and research and development facilities, located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component products. The Company operates a division in Taipei, Taiwan that primarily manufactures transceivers for both the data center and fiber-to-the-home (“FTTH”) markets and performs research and development activities for the transceiver products. The Company operates in Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (incorporated in the British Virgin Islands). Prime World International Holdings, Ltd. is the sole parent of Global Technology, Inc. (incorporated in the People’s Republic of China). Through Global Technology Inc., the Company primarily manufactures Cable TV Broadband (“CATV”) systems and equipment and performs research and development activities for the CATV products.

Interim Financial Statements

The condensed consolidated financial statements of the Company as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and March 31, 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2016, as compared to the significant accounting policies described in its 2015 Annual Report.

Recent accounting pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of accounting for share-based payment transactions, including the following areas: accounting for excess tax benefits and tax deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax withholding requirements; classifying tax payments on behalf of employees on the statement of cash flows; and, for nonpublic entities only, determining the expected term and electing the intrinsic value measurement alternative for stock option awards. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2016, and in the interim periods within those fiscal years. The guidance requires a mix of prospective, modified retrospective and retrospective transition. The Company is evaluating the impact of the accounting standard on its financial statements.

On February 25, 2016, the FASB released Accounting Standards Update (ASU) No. 2016-02, Leases to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new guidance will require lessees to recognize most leases on the balance sheet for capital and operating leases. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2018. The Company is evaluating the impact of the accounting standard on its financial statements.

The FASB has issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of the accounting standard on its financial statements.

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

The FASB has issued ASU No. 2015-11, Inventory in July 2015 to require entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The Company early adopted this ASU which had no material impact on the financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company early adopted this ASU which had no material impact on the financial statements.

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

Note 3.   Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of March 31, 2016				As of December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$45,528	$–	$–	$45,528	$28,074	$–	$–	$28,074
Restricted cash	5,006	–	–	5,006	4,719	–	–	4,719
Short term investments	7,960	–	–	7,960	7,886	–	–	7,886
Total assets	$58,494	$–	$–	$58,494	$40,679	$–	$–	$40,679
Liabilities:
Bank acceptance payable	–	2,411	–	2,411	–	2,998	–	2,998
Total liabilities	$–	$2,411	$–	$2,411	$–	$2,998	$–	$2,998

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

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Numerator:
Net loss	$(1,330)	$(675)
Denominator:
Weighted average shares used to compute net loss per share
Basic	16,930	14,844
Effective of dilutive securities	–	–
Diluted	16,930	14,844
Net loss per share
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2016	2015
Employee stock options	782	412
Restricted stock units/awards	57	4
	839	416

Note 5.   Inventories

Inventories consist of the following for the periods indicated (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$19,332	$22,240
Work in process and sub-assemblies	31,780	30,766
Finished goods	9,146	13,232
	$60,258	$66,238

The lower of cost or market adjustment expensed for inventory for the three months ended March 31, 2016 and 2015 was $0.4 million and $0.6 million, respectively.

Note 6.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2016	December 31, 2015
Land improvements	$863	$863
Building and improvements	27,802	27,255
Machinery and equipment	97,167	88,882
Furniture and fixtures	2,485	2,422
Computer equipment and software	6,088	5,615
Transportation equipment	287	294
	134,692	125,331
Less accumulated depreciation and amortization	(40,972)	(37,970)
	93,720	87,361
Construction in progress	28,835	21,237
Land	1,101	1,101
Property, plant and equipment, net	$123,656	$109,699

For the three months ended March 31, 2016 and 2015, depreciation expense of property, plant and equipment was $2.8 million and $1.9 million, respectively. Among them, $1.9 million and $1.1 million were recorded as cost of sales for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016 and December 31, 2015, there was $0.2 million and $0.1 million of capitalized interest recorded in construction in progress, respectively.

Note 7.   Intangible Assets

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2016
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$5,614	$(1,659)	$3,955
Trademarks	14	(10)	4
Total intangible assets	$5,628	$(1,669)	$3,959

	December 31, 2015
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$5,446	$(1,551)	$3,895
Trademarks	14	(9)	5
Total intangible assets	$5,460	$(1,560)	$3,900

For the three months ended March 31, 2016 and 2015, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $110,000 and $100,000, respectively. The remaining weighted average amortization period for intangible assets is approximately 9 years.

Note 8.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2016	December 31, 2015
Revolving line of credit with a U.S. bank up to $25,000 with interest at LIBOR plus 2.75% or 3%, maturing June 30, 2018	$25,000	$23,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing July 31, 2019	3,774	4,150
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing June 30, 2020	8,600	2,000
Construction loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2.75%, maturing January 26, 2022	14,679	8,588
Revolving line of credit with a Taiwan bank up to $10,333 with interest based on the bank's corporate interest rate index+ 1.5%, or 2.40% maturing on November 30, 2016	6,118	2,588
Revolving line of credit with a Taiwan bank up to $6,600 with interest at Taiwan deposit index plus 0.41% or LIBOR plus 1.7% maturing on February 6, 2017	4,160	4,475
Revolving line of credit with a Taiwan bank up to $5,000 with interest at Taiwan Time Deposit Interest Rate Index plus 1% or LIBOR plus 1% maturing on November 27, 2016	4,622	3,407
Revolving line of credit with the Taiwan branch of a China bank up to $10,000 with interest at LIBOR plus 1.7% or Taiwan Interbank Offered Rate plus 0.9% , maturing March 15, 2017	9,590	9,418
Note payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018	2,690	2,946
Note payable to a finance company due in monthly installments with 4.5% interest, maturing June 30, 2018	1,746	1,905
Note payable to a finance company due in monthly installments with 4% interest, maturing March 31, 2019	7,759	–
Revolving line of credit with a China bank up to $4,734 with interest of 3.15% for 3-month term which mature between April 2016 to June 2016	4,412	2,428
Total	93,150	64,905
Less current portion	(40,972)	(30,908)
Non-current portion	$52,178	$33,997

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $723, and maturity dates ranging from April 2016 to September 2016	2,411	2,998

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2016. The one-month LIBOR rate was 0.4385% on March 31, 2016.

Maturities of long-term debt are as follows for the future one-year periods ending March 31 (in thousands):

2017	$40,972
2018	8,137
2019	27,530
2020	4,409
2021 thereafter	12,102
Total outstanding	$93,150

On June 30, 2015, the Company entered into a credit agreement with East West Bank and Comerica Bank, a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan. The credit agreement included a $25.0 million revolving line of credit which matures on June 30, 2018 and a $10.0 million term loan maturing on June 30, 2020. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75% or 3.0%. As of March 31, 2016, $25.0 million was outstanding under the revolving line of credit. As of March 31, 2016, $8.6 million was outstanding under the term loans.

The Company also has with East West Bank a term loan of $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. As of March 31, 2016, the outstanding balance was $3.8 million.

On January 26, 2015, the Company entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of its campus expansion plan in Sugar Land, Texas. Upon signing the agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. As of March 31, 2016, there was $14.7 million outstanding under this loan agreement and there was zero balance in the restricted bank account.

The loan and security agreements with East West Bank and Comerica Bank require the Company to maintain certain financial covenants, including a minimum current ratio, maximum leverage ratio and minimum annual EBITDA. As of March 31, 2016, the Company was in compliance with all covenants contained in these agreements.

On February 19, 2016, the Company’s Taiwan branch renewed and increased its credit facility originally dated January 6, 2015 with CTBC Bank Co. Ltd. in Taipei, Taiwan for 320 million New Taiwan dollars, or approximately $10.3 million, one year revolving credit facility. The obligations under the credit facility are unsecured up to $6.3 million; the remaining $4.0 million is secured by our certificate of deposit with the bank. Borrowings under the credit facility bear interest at a rate based on the bank’s corporate interest rate index plus 1.5% for the unsecured portion of the credit facility and bank’s corporate interest rate index plus 0.93% for the secured portion of the credit facility, adjusted monthly. As of the execution of the credit facility the bank’s corporate interest rate index is 0.91%. As of March 31, 2016, $6.1 million was outstanding under this credit facility.

On April 8, 2016, the Company renewed its 90 million New Taiwan dollars and 120 million New Taiwan dollars, one year revolving credit facilities, originally dated March 9, 2015, with E. Sun Commercial Bank Co., Ltd. in Taipei, Taiwan. Borrowings under the 90 million New Taiwan dollars credit facility will bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 1.7% divided by 0.946. The Company’s obligations under the 90 million New Taiwan dollars credit facility are secured by the Company’s certificates of deposit with the bank. Borrowings under the 120 million New Taiwan dollars credit facility will bear interest at a rate equal to the bank’s personal monthly time deposit interest rate plus 0.480%. The bank’s personal monthly time deposit interest rate is currently 1.22%. As of March 31, 2016, $4.2 million was outstanding under this credit facility.

On December 22, 2015, the Company’s Taiwan branch renewed its $4.0 million credit facility, originally dated December 20, 2013, and entered into a $2.0 million, one year revolving credit facility agreement with Mega International Commercial Bank (“Mega Bank”). Obligations under the credit facilities are secured by certificate of deposit with Mega Bank. Borrowings under the $4.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76%. Borrowings under the $2.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.2%, divided by 0.946 for U.S. dollar borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76% but shall not be less than 1.90%; and other currency borrowings shall bear interest at a rate at the bank’s based lending rate plus 1.0%, divided by 0.946. As of March 31, 2016, $4.6 million was outstanding under this credit facility.

On April 22, 2016, the Company’s Taiwan branch entered into a comprehensive credit line agreement originally dated April 1, 2015, with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on March 15, 2017. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the credit line agreement reduce the amounts available under the existing credit line between the bank and the Company’s China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement bear interest at a rate negotiated separately for each drawing depending on the nature of the borrowings. As of March 31, 2016, $9.6 million was outstanding under this credit facility.

On June 30, 2015, the Company’s Taiwan branch entered into a purchase and sale contract and a finance lease agreement together with the sale contract with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, the Company sold certain equipment to Chailease for a purchase price of 115,240,903 New Taiwan dollars and simultaneously leased the equipment back from Chailease pursuant to the finance lease agreement. The monthly lease payments range from 2,088,804 New Taiwan dollar to 2,364,650 New Taiwan dollars during the term of the finance lease agreement, including an initial payment in an amount of 40,240,903 New Taiwan dollars. The finance lease agreement has a three year term, with monthly lease payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to the Company upon the expiration of the finance lease agreement. As of March 31, 2016, $4.4 million was outstanding under this finance lease agreement.

On March 31, 2016, the Company’s Taiwan branch entered into a purchase and sale contract and a finance lease agreement together with the sale contract with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, the Company sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars and simultaneously leased the equipment back from Chailease pursuant to the finance lease agreement. The finance lease agreement has a three year term with monthly lease payments range from 6,772,500 New Taiwan dollar to 7,788,333 New Taiwan dollars during the term of the finance lease agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars. Based on the lease payments made under the finance lease agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to the Company upon the expiration of the finance lease agreement. As of March 31, 2016, $7.8 million was outstanding under this finance lease agreement.

As of March 31, 2016, the Company’s China subsidiary had credit facilities with China Construction Bank totaling $4.7 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. As of March 31, 2016, the Company’s China subsidiary used $10.0 million of its credit facility and issued standby letters of credit as collateral for the Company’s Taiwan branch line of credit with China Construction Bank. As of March 31, 2016, the Company had a U.S. currency based loan of $4.4 million outstanding under various notes with three-month terms, maturing from April to June 2016 with effective interest rate of 3.15%. The outstanding balances of bank acceptance notes issued to vendors were $2.4 million with zero interest rate as of March 31, 2016.

As of March 31, 2016, the Company had $15.7 million of unused borrowing capacity.

As of March 31, 2016, there was $11.4 million of restricted cash, investments or security deposit associated mainly with the loan facilities.

Note 9.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll	$4,245	$6,757
Accrued rent	842	792
Accrued employee benefits	772	1,379
Accrued state and local taxes	219	372
Advance payments	1,735	1,258
Accrued product warranty	484	412
Accrued other	1,011	536
	$9,308	$11,506

Note 10.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
Unrealized foreign exchange gain	$410	$43
Realized foreign exchange gain (loss)	(78)	319
Government subsidy income	–	199
Other non-operating gain	6	141
Loss on disposal of assets	(4)	(10)
	$334	$692

Note 11.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

The Company issued stock options, restricted stock awards (“RSAs”) and restricted units (“RSUs”) to employees, consultants and non-employee directors. Stock option awards generally vest over a four year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value on the date of the grant. Nonqualified and Incentive Stock Options, RSAs and RSUs may be granted from these plans. Prior to the Company’s initial public offering, the fair market value of the Company’s stock had been historically determined by the board of directors and from time to time with the assistance of third party valuation specialists.

Stock Options

Options have been granted to the Company’s employees under the five incentive plans and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and 12.5% on a semi-annual basis thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity (in thousands, except per share data):

	Number of shares	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,310	9.07		4.59	–	10,598
Exercised	(15)	6.37	$17.84	1.90	–	165
Forfeited	(1)	8.54		5.07	–	19
Outstanding, March 31, 2016	1,294	$9.10		$4.62	6.958	$7,515
Exercisable, March 31, 2016	891	$8.75		$4.32	6.768	$5,490
Vested and expected to vest	1,267	$9.08		$4.60	6.947	$7,389

As of March 31, 2016, there was approximately $1.8 million of unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over 1.43 years.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

	Number of shares	Weighted Average Share Price on Date of Release	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	152		11.20	2,611
Granted	451		16.15	7,287
Released	(29)	$16.37	8.97	486
Cancelled/Forfeited	(4)		15.39	71
Outstanding at March 31, 2016	570		$15.21	$8,492
Exercisable, March 31, 2016	14		$19.45	$211
Vested and expected to vest	545		$15.20	$8,127

As of March 31, 2016, there was $7.6 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 3.72 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
Share-Based compensation - by expense type
Cost of sales	$37	$16
Research and development	118	53
Sales and marketing	73	50
General and administrative	580	397
	$808	$516

	Three months ended March 31,
	2016	2015
Share-Based compensation - by award type
Employee stock options	$378	$385
Restricted stock units/awards	430	131
	$808	$516

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

Public Offerings of Common Stock

On June 3, 2015, the Company filed a Securities Registration Statement on Form S-3 (the “Form S-3”) with the Securities and Exchange Commission effective June 23, 2015, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $140 million. In connection with the Company’s Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. (the “sales agent”) pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $40 million (the “ATM Offering”) from time to time through the sales agent. On July 16, 2015, the Company commenced sales of common stock through the ATM Offering, and as of March 31, 2016, the Company has sold 1.9 million shares under the ATM Offering at a weighted average price of $21.54 per share, providing proceeds of $38.6 million, net of expenses and underwriting discounts and commissions.

Note 13.  Geographic Information

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended March 31,
	2016	2015
Revenues:
United States	$23,239	$7,294
Taiwan	23,818	18,341
China	3,365	4,599
	$50,422	$30,234

	As of the period ended
	March 31,	December 31,
	2016	2015
Long-lived assets:
United States	$52,297	$44,280
Taiwan	48,447	45,420
China	27,723	24,753
	$128,467	$114,453

Note 14.  Subsequent Events

On April 8, 2016, the Company renewed its 90 million New Taiwan dollars and 120 million New Taiwan dollars, one year revolving credit facilities, originally dated March 9, 2015, with E. Sun Commercial Bank Co., Ltd. in Taipei, Taiwan. Borrowings under the 90 million New Taiwan dollars credit facility will bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 1.7% divided by 0.946. The Company’s obligations under the 90 million New Taiwan dollars credit facility are secured by the Company’s certificates of deposit with the bank. Borrowings under the 120 million New Taiwan dollars credit facility will bear interest at a rate equal to the bank’s personal monthly time deposit interest rate plus 0.480%. The bank’s personal monthly time deposit interest rate is currently 1.22%.

On April 22, 2016, the Company’s Taiwan branch entered into a comprehensive credit line agreement originally dated April 1, 2015, with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on March 15, 2017. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and its China subsidiary. Borrowings under the credit line agreement reduce the amounts available under the existing credit line between the bank and the Company’s China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement bear interest at a rate negotiated separately for each drawing depending on the nature of the borrowings.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are partnered with our manufacturing locations and we have an additional research and development center in Lawrenceville, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE process), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our U.S. facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, FTTH, and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2008. Our China and Taiwan facilities are both certified to ISO 14001:2004.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands):

	Three months ended March 31,		Three months ended March 31,
	2016		2015
Revenue, net	$50,422	100.0%	$30,234	100.0%
Cost of goods sold	36,169	71.7%	20,183	66.8%
Gross profit	14,253	28.3%	10,051	33.2%
Operating expenses
Research and development	8,396	16.7%	4,805	15.9%
Sales and marketing	1,680	3.3%	1,559	5.2%
General and administrative	5,733	11.4%	5,003	16.5%
Total operating expenses	15,809	31.4%	11,367	37.6%
Loss from operations	(1,556)	-3.1%	(1,316)	-4.4%
Other income (expense)
Interest income	101	0.2%	74	0.2%
Interest expense	(401)	-0.8%	(125)	-0.4%
Other income, net	334	0.7%	692	2.3%
Total other expense	34	0.1%	641	2.1%
Loss before income taxes	(1,522)	-3.0%	(675)	-2.2%
Income tax benefit	192	0.4%	–	0.0%
Net loss	$(1,330)	-2.6%	$(675)	-2.2%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. Growth in the first three months of 2016 was driven primarily by increasing revenue from our internet date center, and we also anticipate that our revenue derived from this market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
CATV	15.4%	39.7%
Data Center	77.3%	54.0%
FTTH	0.8%	0.4%
Other	6.5%	5.9%
	100.0%	100.0%

	Three months ended March 31,		Change
	2016	2015	Amount	%
CATV	$7,731	$12,014	$(4,283)	(35.7%	)
Data Center	38,980	16,316	22,664	138.9%
FTTH	421	122	299	245.1%
Other	3,290	1,782	1,508	84.6%
Total Revenue	$50,422	$30,234	$20,188	66.8%

During the first quarter of 2016, revenues in the internet data center market were driven primarily by increasing demand for our 40 gigabits per second and 100 Gbps transceivers as our customers continued to upgrade their technology infrastructure. The increase in revenue in our FTTH market is due to an increase in demand for older legacy products. Demand for these legacy products is expected to fluctuate. The decrease in revenues in the CATV market for the year was a result of lower demand from certain customers who merged in early 2016, as well as lower demand from certain foreign markets due to currency weakening in those countries.

For the three months ended March 31, 2016 and 2015, our top ten customers represented 92.3% and 90.5% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended March 31,
	2016		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$36,169	71.7%	$20,183	66.8%	$15,986	79.2%
Gross margin	14,253	28.3%	10,051	33.2%

Cost of goods sold increased by $16.0 million, or 79.2%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a 66.8% increase in sales over the prior year. The decrease in gross margin for the three months ended March 31, 2016 compared to the same period ended March 31, 2015 was primarily the result of higher production costs associated with certain 40G and 100G products, along with lower pricing on some of these products. Also, the reduction in revenue from our CATV segment during the first quarter of 2016 contributed to the reduction in gross margin in the period.

Operating expenses

	Three months ended March 31,
	2016		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,396	16.7%	$4,805	15.9%	$3,591	74.7%
Sales and marketing	1,680	3.3%	1,559	5.2%	121	7.8%
General and administrative	5,733	11.4%	5,003	16.5%	730	14.6%
Total operating expenses	$15,809	31.4%	$11,367	37.6%	$4,442	39.1%

Research and development expense

Research and development expense increased by $3.6 million, or 74.7%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was primarily due to increases in personnel costs, R&D work orders, R&D material usage and other project costs related to 40G and 100G data center products, DOCSIS 3.1-capable CATV products, and other new product development, and an increase in depreciation expense resulting from additional R&D equipment investments.

Sales and marketing expense

Sales and marketing expense increased by $0.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was due to an increase in personnel costs offset by a decrease in commissions paid to sales personnel. The percentage of sales and marketing expenses over sales decreased from 5.2% for the three months ended March 31, 2015 to 3.3% for the three months ended March 31, 2016.

General and administrative expense

General and administrative expense increased by $0.7 million, or 14.6%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This was primarily due to an increase in personnel costs, professional fees and share-based compensation. The percentage of general and administrative expenses over sales decreased from 16.5% for the three months ended March 31, 2015 to 11.4% for the three months ended March 31, 2016.

Other income (expense), net

	Three months ended March 31,
	2016			2015			Change
	Amount	% of Revenue		Amount	% of Revenue		Amount	%
	(in thousands, except percentages)
Interest income	$101	0.2%		$74	0.2%		$27	36.5%
Interest expense	(401)	(0.8%	)	(125)	(0.4%	)	(276)	220.8%
Other income, net	334	0.7%		692	2.3%		(358)	(51.7%	)
Total other income	$34	0.1%		$641	2.1%		$(607)	(94.7%	)

Interest income increased 36.5% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to higher cash balances during the period.

Interest expense increased 220.8% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to borrowing activities to fund the expansion projects, including the expansion of our Sugar Land facility.

Other income decreased by $0.4 million for the three months ended March 31, 2016 compared to the same period of the prior year. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We did not receive subsidies in the three months ended March 31, 2016 compared to $0.2 million the same period in 2015.

Provision for income taxes

	Three months ended March 31,
	2016	2015	Change
	(in thousands, except percentages)
Benefit for income taxes	$192	$–	192	(100.0%	)

Our income tax benefit consists of U.S. alternative minimum tax, state taxes and Taiwan income tax recorded during the periods. Due to historic losses in the U.S., our net deferred tax assets are fully offset by a deferred tax valuation allowance.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. As of March 31, 2016, we had $15.7 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2016, our cash, cash equivalents, restricted cash and short-term investments totaled $58.5 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$8,908	$(13,833)
Net cash used in investing activities	(17,668)	(16,407)
Net cash provided by financing activities	26,478	8,215
Effect of exchange rates on cash and cash equivalents	(264)	(241)
Net increase (decrease) in cash and cash equivalents	$17,454	$(22,266)

Operating activities

For the three months ended March 31, 2016, net cash provided by operating activities was $8.9 million. During the three months ended March 31, 2016, we recorded a net loss of $1.3 million. The net loss included non-cash charges, including depreciation and amortization of $3.0 million, share-based compensation expense of $0.8 million and non-cash increases to our inventory reserve account of $0.4 million. Cash provided by operating activities primarily related to a $6.2 million decrease in inventory related to sales orders and a decrease in our accounts receivable of $3.9 million from the collection of trade receivables from our customers, offset by cash used to decrease accounts payable to our vendors of $3.6 million and a decrease in accrued expenses of $2.2 million.

For the three months ended March 31, 2015, net cash used in operating activities was $13.8 million. During the three months ended March 31, 2015, we recorded a net loss of $0.7 million. The net loss incorporated non-cash charges, including depreciation and amortization of $2.0 million, share-based compensation expense of $0.5 million and non-cash increases to our inventory reserve account of $0.6 million. Cash used in operating activities primarily related to an increase in inventory related to sales orders of $10.1 million and a decrease in accounts payable to our vendors of $5.7 million.

Investing activities

For the three months ended March 31, 2016, net cash used in investing activities was $17.7 million mainly for the purchase of additional machinery and equipment and investment in construction of our U.S. plant, and increase in deposits and deferred charges.

For the three months ended March 31, 2015, net cash used in investing activities was $16.4 million for the purchase of additional machinery and equipment, for investment in construction in our U.S. plant and the establishment of an escrow account related to the U.S. plant construction.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of common stock and activity associated with our various lending arrangements.

For the three months ended March 31, 2016, our financing activities provided $26.5 million in cash. We received $26.9 million in net borrowings associated with our bank loans, offset by $0.2 million repayment of notes payable and $0.2 million in increase to restricted cash.

For the three months ended March 31, 2015, our financing activities provided $8.2 million in cash. We received $8.7 million in net borrowings associated with our bank loans, offset by $0.2 million repayment of notes payable and $0.5 million in increase to restricted cash.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank and Comerica Bank in the U.S., lines of credit and financing agreements for our Taiwan branch and several lines of credit arrangements for our China subsidiary. As of March 31, 2016, we had $15.7 million of unused borrowing capacity.

On June 30, 2015, we entered into a credit agreement with East West Bank and Comerica Bank, a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan. The credit agreement included a $25.0 million revolving line of credit which matures on June 30, 2018 and a $10.0 million term loan maturing on June 30, 2020. The interest rate on these loans is the LIBOR Borrowing Rate plus 2.75% or 3.0%. As of March 31, 2016, $25.0 million was outstanding under the revolving line of credit. As of March 31, 2016, $8.6 million was outstanding under the term loans.

We also have with East West Bank a term loan of $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. As of March 31, 2016, the outstanding balance was $3.8 million.

On January 26, 2015, we entered into a construction loan agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas. Upon signing the agreement, we deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The loan will have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending April 26, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-nine month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on May 26, 2016 and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the loan agreement, the loan bears interest, at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%. As of March 31, 2016, there was $14.7 million outstanding under this loan agreement and there was zero balance in the restricted bank account.

The loan and security agreements with East West Bank and Comerica Bank require us to maintain certain financial covenants, including a minimum current ratio, maximum leverage ratio and minimum annual EBITDA. As of March 31, 2016, we were in compliance with all covenants contained in these agreements.

On February 19, 2016, our Taiwan branch renewed and increased its credit facility originally dated January 6, 2015 with CTBC Bank Co. Ltd. in Taipei, Taiwan for 320 million New Taiwan dollars, or approximately $10.3 million, one year revolving credit facility. The obligations under the credit facility are unsecured up to $6.3 million; the remaining $4.0 million is secured by our certificate of deposit with the bank. Borrowings under the credit facility bear interest at a rate based on the bank’s corporate interest rate index plus 1.5% for the unsecured portion of the credit facility and bank’s corporate interest rate index plus 0.93% for the secured portion of the credit facility, adjusted monthly. As of the execution of the credit facility the bank’s corporate interest rate index is 0.91%. As of March 31, 2016, $6.1 million was outstanding under this credit facility.

On April 8, 2016, we renewed its 90 million New Taiwan dollars and 120 million New Taiwan dollars, one year revolving credit facilities, originally dated March 9, 2015, with E. Sun Commercial Bank Co., Ltd. in Taipei, Taiwan. Borrowings under the 90 million New Taiwan dollars credit facility will bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 1.7% divided by 0.946. Our obligations under the 90 million New Taiwan dollars credit facility are secured by our certificates of deposit with the bank. Borrowings under the 120 million New Taiwan dollars credit facility will bear interest at a rate equal to the bank’s personal monthly time deposit interest rate plus 0.480%. The bank’s personal monthly time deposit interest rate is currently 1.22%. As of March 31, 2016, $4.2 million was outstanding under this credit facility.

On December 22, 2015, our Taiwan branch renewed its $4.0 million credit facility, originally dated December 20, 2013, and entered into a $2.0 million, one year revolving credit facility agreement with Mega International Commercial Bank (“Mega Bank”). Obligations under the credit facilities are secured by certificate of deposit with Mega Bank. Borrowings under the $4.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76%. Borrowings under the $2.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.2%, divided by 0.946 for U.S. dollar borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76% but shall not be less than 1.90%; and other currency borrowings shall bear interest at a rate at the bank’s based lending rate plus 1.0%, divided by 0.946. As of March 31, 2016, $4.6 million was outstanding under this credit facility.

On April 22, 2016, the our Taiwan branch entered into a comprehensive credit line agreement originally dated April 1, 2015, with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on March 15, 2017. Borrowings under the credit line agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the credit line agreement reduce the amounts available under the existing credit line between the bank and our China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the credit line agreement bear interest at a rate negotiated separately for each drawing depending on the nature of the borrowings. As of March 31, 2016, $9.6 million was outstanding under this credit facility.

On June 30, 2015, our Taiwan branch entered into a purchase and sale contract and a finance lease agreement together with the sale contract with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, we sold certain equipment to Chailease for a purchase price of 115,240,903 New Taiwan dollars and simultaneously leased the equipment back from Chailease pursuant to the finance lease agreement. The monthly lease payments range from 2,088,804 New Taiwan dollar to 2,364,650 New Taiwan dollars during the term of the finance lease agreement, including an initial payment in an amount of 40,240,903 New Taiwan dollars. The finance lease agreement has a three year term, with monthly lease payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to us upon the expiration of the finance lease agreement. As of March 31, 2016, $4.4 million was outstanding under this finance lease agreement.

On March 31, 2016, our Taiwan branch entered into a purchase and sale contract and a finance lease agreement together with the sale contract with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, we sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars and simultaneously leased the equipment back from Chailease pursuant to the finance lease agreement. The finance lease agreement has a three year term with monthly lease payments range from 6,772,500 New Taiwan dollar to 7,788,333 New Taiwan dollars during the term of the finance lease agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars. Based on the lease payments made under the finance lease agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to us upon the expiration of the finance lease agreement. As of March 31, 2016, $7.8 million was outstanding under this finance lease agreement.

As of March 31, 2016, our China subsidiary had credit facilities with China Construction Bank totaling $4.7 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. As of March 31, 2016, our China subsidiary used $10.0 million of its credit facility and issued standby letters of credit as collateral for our Taiwan branch line of credit with China Construction Bank. As of March 31, 2016, we had a U.S. currency based loan of $4.4 million outstanding under various notes with three-month terms, maturing from April to June 2016 with effective interest rate of 3.15%. The outstanding balances of bank acceptance notes issued to vendors were $2.4 million with zero interest rate as of March 31, 2016.

As of March 31, 2016, there was $11.4 million of restricted cash, investments or security deposit associated mainly with the loan facilities.

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

Future liquidity needs

We believe that our existing cash and cash equivalents, and cash flows from our operating activities and borrowings from our lenders, will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the expansion of our manufacturing capacity and the continuing market acceptance of our products. In the event that additional liquidity is required to meet our long-term investments, we may need to explore additional sources of liquidity by additional bank credit facilities or raising capital through additional equity or debt financing. The sale of additional equity or debt security could result in additional dilution to our stockholders, and its terms and prices may not be acceptable to us. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank acceptance payable and long-term debt(1)	$95,561	$43,383	$35,667	$5,042	$11,469
Operating leases(2)	12,938	925	2,671	1,933	7,409

Total commitments	$108,499	$44,308	$38,338	$6,975	$18,878

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, term loans and bank acceptance notes. The amount presented in the table represents the principal portion of the obligations.
(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2016, we did not, and we do not currently, have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2015 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; service and product warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2015.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Part II. Other Information

Item 1.   Legal Proceedings

As of December 31, 2016, we were not involved in any material pending legal proceedings.

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

We generate much of our revenue from a limited number of customers. In 2015, 2014 and 2013 and the three months ended March 31, 2016, our top ten customers represented 88.7%, 87.2%, 76.9% and 92.3% of our revenue, respectively. In 2015, Amazon represented 52.5% of our revenue, Microsoft represented 11.6% of our revenue, and Cisco represented 10.4% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Prior to the sale of new products, our customers typically require us to “qualify” our products for use in their applications. At the successful completion of this qualification process, we refer to the resulting sales opportunity as a “design win.” Additionally, new customers often audit our manufacturing facilities and perform other evaluations during this qualification process. The qualification process involves product sampling and reliability testing and collaboration with our product management and engineering teams in the design and manufacturing stages. If we are unable to accurately predict the amount of time required to qualify our products with customers, or are unable to qualify our products with certain customers at all, then our ability to generate revenue could be delayed or our revenue would be lower than expected and we may not be able to recover the costs associated with the qualification process or with our product development efforts, which would have an adverse effect on our results of operations.

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

For 2015 and 2014, respectively, we generated 1.3%, and 10.4% of our revenue from the FTTH market. We have only recently begun offering products to the FTTH market, and our WDM-PON products designed for this market have not yet, and may never, gain widespread acceptance by large internet service providers. Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. We are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 gigabit per second service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition or results of operations will be adversely affected.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: May 10, 2016	By:	/s/ Stefan J. Murry Stefan J. Murry Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

10.1*	Translation of the Terms of Credit Line, dated January 4, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2016).

10.2*	General Agreement for Omnibus Credit Lines, dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2016).

10.3*	Agreement for Individually Negotiated Terms & Conditions, dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2016).

10.4*	NT$200 million Promissory Note, dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2016).

10.5*	NT$120 million Promissory Note, dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2016).

10.6*	Certificate for Provision of Collateral and Pledge Agreement, dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2016).

10.7*	NT$120 million Promissory Note (Certificate of Deposit), dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2016).

10.8*	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2016).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________

*	Incorporated herein by reference to the indicated filing.

**	Filed herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

