Form 10-Q
period 2016-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2016-08-08
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36083

Applied Optoelectronics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0533927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13139 Jess Pirtle Blvd.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 3, 2016 there were 17,140,181 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$42,289	$28,074
Restricted cash	4,932	4,719
Short-term investments	47	7,886
Accounts receivable - trade, net	41,536	38,775
Inventories	59,833	66,238
Prepaid expenses and other current assets	5,074	8,236
Total current assets	153,711	153,928
Property, plant and equipment, net	136,828	109,699
Land use rights, net	825	854
Intangible assets, net	3,962	3,900
Other assets, net	6,040	5,094
TOTAL ASSETS	$301,366	$273,475
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$28,828	$30,908
Accounts payable	33,130	28,668
Bank acceptance payable	2,435	2,998
Accrued liabilities	13,762	11,506
Total current liabilities	78,155	74,080
Notes payable and long-term debt, less current portion	56,040	33,997
TOTAL LIABILITIES	134,195	108,077
Stockholders' equity:
Preferred Stock: 5,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015, $0.001 par value	–	–
Common Stock: 45,000 shares authorized;17,107 and 16,839 shares issued and outstanding at June 30, 2016 and at December 31, 2015, $0.001 par value	17	17
Additional paid-in capital	235,338	233,336
Accumulated other comprehensive gain	790	292
Accumulated deficit	(68,974)	(68,247)
TOTAL STOCKHOLDERS' EQUITY	167,171	165,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$301,366	$273,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue, net	$55,254	$49,632	$105,676	$79,866
Cost of goods sold	37,952	32,901	74,121	53,084
Gross profit	17,302	16,731	31,555	26,782
Operating expenses
Research and development	7,814	4,701	16,210	9,506
Sales and marketing	1,610	1,607	3,290	3,166
General and administrative	5,906	4,534	11,639	9,537
Total operating expenses	15,330	10,842	31,139	22,209
Income from operations	1,972	5,889	416	4,573
Other income (expense)
Interest income	65	80	166	154
Interest expense	(450)	(300)	(851)	(425)
Other income (expense), net	(932)	555	(598)	1,247
Total other income (expense)	(1,317)	335	(1,283)	976
Income (loss) before income taxes	655	6,224	(867)	5,549
Income tax (expense) benefit	(52)	(135)	140	(135)
Net income (loss)	$603	$6,089	$(727)	$5,414
Net income (loss) per share
Basic	$0.04	$0.41	$(0.04)	$0.36
Diluted	$0.03	$0.38	$(0.04)	$0.34
Weighted average shares used to
compute net income (loss) per share
Basic	17,090,750	14,936,442	17,010,506	14,890,581
Diluted	17,454,552	15,871,745	17,010,506	16,015,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$603	$6,089	$(727)	$5,414
(Loss) gain on foreign currency translation adjustment, net of tax	(956)	119	(38)	96
Comprehensive income (loss)	$(353)	$6,208	$(765)	$5,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2016

(Unaudited, in thousands)

	Common Stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid-in capital	comprehensive gain	Accumulated deficit	stockholders’ equity
January 1, 2016	16,839	$17	$233,336	$292	$(68,247)	$165,398
Stock options exercised	33	–	219	–	–	219
Issuance of shares under equity plans	235	–	–	–	–	–
Stock based compensation	–	–	1,783	–	–	1,783
Foreign currency translation adjustment	–	–	–	(38)	–	(38)
Reclassified realized gains on foreign currency transaction	–	–	–	536	–	536
Net loss	–	–	–	–	(727)	(727)
June 30, 2016	17,107	$17	$235,338	$790	$(68,974)	$167,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$(727)	$5,414
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for obsolete inventory	1,794	1,251
Depreciation and amortization	6,241	4,313
Loss on disposal of assets	85	10
Share-based compensation expense	1,783	1,049
Unrealized foreign exchange gain (loss)	767	(840)
Changes in operating assets and liabilities:
Accounts receivable	(2,798)	(1,234)
Bank acceptance receivable	–	980
Inventories	4,743	(19,280)
Other current assets and other receivables	3,111	(1,908)
Accounts payable	4,862	(1,308)
Accrued liabilities	2,276	128
Net cash provided by (used in) operating activities	22,137	(11,425)
Investing activities:
Purchase of short-term investments	–	(124)
Maturities of short-term investments	7,749	–
Change in restricted cash for construction in progress	–	(5,089)
Purchase of property, plant and equipment	(33,768)	(17,379)
Proceeds from disposal of equipment	755	45
Deposits and prepaid charges	(863)	(418)
Purchase of intangible assets	(283)	(205)
Net cash used in investing activities	(26,410)	(23,170)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	24,864	8,357
Principal payments of long-term debt and notes payable	(2,200)	(870)
Proceeds from line of credit borrowings	71,981	72,006
Repayments of line of credit borrowings	(75,243)	(47,855)
Proceeds from bank acceptance payable	3,501	3,405
Repayments of bank acceptance payable	(3,995)	(2,016)
Repayments of notes payable	(500)	(500)
Increase in restricted cash	(271)	(1,975)
Exercise of stock options	219	327
Net cash provided by financing activities	18,356	30,879
Effect of exchange rate changes on cash	132	(47)
Net increase (decrease) in cash	14,215	(3,763)
Cash and cash equivalents at beginning of period	28,074	32,175
Cash and cash equivalents at end of period	$42,289	$28,412
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$443	$462
Income taxes	$1	$117

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

The Company has manufacturing and research and development facilities, located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component products. The Company operates a division in Taipei, Taiwan that primarily manufactures transceivers for both the data center and fiber-to-the-home (“FTTH”) markets and performs research and development activities for the transceiver products. The Company operates in Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (incorporated in the British Virgin Islands). Prime World International Holdings, Ltd. is the sole parent of Global Technology, Inc. (incorporated in the People’s Republic of China). Through Global Technology Inc., the Company primarily manufactures Cable TV Broadband (“CATV”) systems and equipment and performs research and development activities for the CATV products. The Company’s research and development functions are partnered with its manufacturing locations and the Company has an additional development center in Lawrenceville, Georgia.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and June 30, 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2016, as compared to the significant accounting policies described in its 2015 Annual Report.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company continues to evaluate the impact of the accounting standard on its financial statements. The Company plans to adopt the new standards after December 15, 2017.

Note 3.   Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of June 30, 2016				As of December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$42,289	$–	$–	$42,289	$28,074	$–	$–	$28,074
Restricted cash	4,932	–	–	4,932	4,719	–	–	4,719
Short term investments	47	–	–	47	7,886	–	–	7,886
Total assets	$47,268	$–	$–	$47,268	$40,679	$–	$–	$40,679
Liabilities:
Bank acceptance payable	–	2,435	–	2,435	–	2,998	–	2,998
Total liabilities	$–	$2,435	$–	$2,435	$–	$2,998	$–	$2,998

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. The carrying value of the term loans approximate fair value due to the variable interest rates.

Note 4.   Earnings Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options and restricted stock units/awards outstanding during the period.

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$603	$6,089	$(727)	$5,414
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	17,091	14,936	17,011	14,891
Effective of dilutive securities	364	936	–	1,124
Diluted	17,455	15,872	17,011	16,015
Net income (loss) per share
Basic	$0.04	$0.41	$(0.04)	$0.36
Diluted	$0.03	$0.38	$(0.04)	$0.34

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Employee stock options	–	–	898	–
Restricted stock units/awards	–	–	62	–
	–	–	960	–

Note 5.   Inventories

Inventories consist of the following for the periods indicated (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$18,416	$22,240
Work in process and sub-assemblies	28,899	30,766
Finished goods	12,518	13,232
	$59,833	$66,238

The lower of cost or market adjustment expensed for inventory for the three months ended June 30, 2016 and 2015 was $1.5 million and $0.7 million, respectively. The lower of cost or market adjustment expensed for inventory for the six months ended June 30, 2016 and 2015 was $1.8 million and $1.3 million, respectively.

Note 6.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2016	December 31, 2015
Land improvements	$863	$863
Building and improvements	62,418	27,255
Machinery and equipment	102,018	88,882
Furniture and fixtures	4,014	2,422
Computer equipment and software	6,262	5,615
Transportation equipment	246	294
	175,821	125,331
Less accumulated depreciation and amortization	(43,427)	(37,970)
	132,394	87,361
Construction in progress	3,333	21,237
Land	1,101	1,101
Property, plant and equipment, net	$136,828	$109,699

For the three months ended June 30, 2016 and 2015, depreciation expense of property, plant and equipment was $3.3 million and $2.3 million, respectively. For the six months ended June 30, 2016 and 2015, depreciation expense of property, plant and equipment was $6.2 million and $4.1 million, respectively.

Included in the depreciation expense was $2.0 million and $1.3 million recorded as cost of sales for the three months ended June 30, 2016 and 2015, respectively. Included in the depreciation expense was $3.9 million and $2.4 million recorded as cost of sales for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016 and December 31, 2015, there was $0 and $0.1 million of capitalized interest recorded in construction in progress, respectively.

Note 7.   Intangible Assets

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2016
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$5,729	$(1,771)	$3,958
Trademarks	14	(10)	4
Total intangible assets	$5,743	$(1,781)	$3,962

	December 31, 2015
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$5,446	$(1,551)	$3,895
Trademarks	14	(9)	5
Total intangible assets	$5,460	$(1,560)	$3,900

For the three months ended June 30, 2016 and 2015, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $112,000 and $102,000, respectively. For the six months ended June 30, 2016 and 2015, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $222,000 and $201,000, respectively.

The remaining weighted average amortization period for intangible assets is approximately 9 years.

Note 8.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2016	December 31, 2015
Revolving line of credit with a U.S. bank up to $40,000 with interest at LIBOR plus 2%, maturing June 30, 2018	$25,900	$23,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing July 31, 2019	3,585	4,150
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing June 30, 2020	10,000	2,000
Construction loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2% maturing January 26, 2022	17,832	8,588
Revolving line of credit with a Taiwan bank up to $10,333 with interest based on the bank's corporate interest rate index plus 1.5%, or 1.70% maturing on November 30, 2016	122	2,588
Revolving line of credit with a Taiwan bank up to $6,600 with interest at Taiwan deposit index plus 0.41% or LIBOR plus 1.7% maturing on February 6, 2017	1,157	4,475
Revolving line of credit with a Taiwan bank up to $6,000 with interest at Taiwan Time Deposit Interest Rate Index plus 1% or LIBOR plus 1% maturing on November 27, 2016	1,995	3,407
Revolving line of credit with the Taiwan branch of a China bank up to $10,000 with interest at LIBOR plus 1.5% or Taiwan Interbank Offered Rate plus 0.9% , maturing March 15, 2017	9,576	9,418
Note payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018 and June 30, 2018	3,925	4,851
Note payable to a finance company due in monthly installments with 4% interest, maturing March 31, 2019	7,101	–
Revolving line of credit with a China bank up to $13,421 with interest of 3.15% for 3-month term, maturing between August to September 2016	3,675	2,428
Total	84,868	64,905
Less current portion	(28,828)	(30,908)
Non-current portion	$56,040	$33,997

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2016. The one-month LIBOR rate was 0.4533% on June 30, 2016.

Maturities of long-term debt are as follows for the future one-year periods ending June 30 (in thousands):

2017	$28,828
2018	8,161
2019	27,512
2020	4,654
2021	575
2022 thereafter	15,138
Total outstanding	$84,868

On June 24, 2016, the Company entered into a First Amendment to its Credit Agreement with East West Bank and Comerica Bank (“First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The first amendment increased the Company’s revolving lines of credit from $25 million to $40 million, which mature on June 30, 2018, and retains a $10.0 million term loan maturing on June 30, 2020. The First Amendment also provides for an additional $10.0 million equipment term loan with a one year drawdown period commending April 1, 2016, maturing five years from the closing date of the First Amendment. The interest rate on these loans was lowered by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. As of June 30, 2016, $25.9 million was outstanding under the revolving line of credit. As of June 30, 2016, $10.0 million was outstanding under the term loans.

The Company also has with East West Bank a term loan of $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. As of June 30, 2016, the outstanding balance was $3.6 million.

On June 24, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (“Amended Agreements”) to its Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of the Company’s campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015. Upon signing the original Construction Loan Agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Amended Agreements have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on August 26, 2016, and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bears interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate is reduced to LIBOR Borrowing Rate plus 2.0% under the Amended Agreements. As of June 30, 2016, there was $17.8 million outstanding under this loan agreement and there was zero balance in the restricted bank account.

The loan and security agreements with East West Bank and Comerica Bank require the Company to maintain certain financial covenants, including a minimum cash balance, a current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2016, the Company was in compliance with all covenants contained in these agreements.

On February 19, 2016, the Company’s Taiwan branch renewed and increased its credit facility originally dated January 6, 2015 with CTBC Bank Co. Ltd. in Taipei, Taiwan for 320 million New Taiwan dollars, or approximately $10.3 million, one year revolving credit facility. The obligations under the credit facility are unsecured up to $6.3 million; the remaining $4.0 million is available provided that the Company purchases the same amount of secured certificates of deposit with the bank. Borrowings under the credit facility bear interest at a rate based on the bank’s corporate interest rate index plus 1.5% for the unsecured portion of the credit facility and bank’s corporate interest rate index plus 0.93% for the secured portion of the credit facility, adjusted monthly. As of the execution of the credit facility, the bank’s corporate interest rate index is 0.71%. As of June 30, 2016, no balance was outstanding for the secured loan and $0.1 million was outstanding under this unsecured credit facility.

On April 8, 2016, the Company’s Taiwan branch renewed its 90 million New Taiwan dollars, or approximately $2.8 million, and 120 million New Taiwan dollars, or approximately $3.9 million, one year revolving credit facilities, originally dated March 9, 2015, with E. Sun Commercial Bank Co., Ltd. in Taipei, Taiwan. Borrowings under the 90 million New Taiwan dollars credit facility will bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 1.7% divided by 0.946. The Company paid off its 90 million New Taiwan dollars loan as of June 30, 2016. Any future borrowings under the 90 million New Taiwan dollars credit facility are available provided that the Company purchases certificates of deposit in amounts equal to the borrowing from the bank Borrowings under the 120 million New Taiwan dollars credit facility will bear interest at a rate equal to the bank’s personal monthly time deposit interest rate plus 0.480%. As of June 30, 2016, $1.2 million was outstanding under this credit facility.

On December 22, 2015, the Company’s Taiwan branch renewed its $4.0 million credit facility, originally dated December 20, 2013, and entered into a $2.0 million, one year revolving credit facility agreement with Mega International Commercial Bank (“Mega Bank”). Obligations under the $4.0 million credit facility are available provided that the Company purchases certificates of deposit in amounts equal to the borrowing from Mega Bank. Borrowings under the $4.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76%. Borrowings under the $2.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.2%, divided by 0.946 for U.S. dollar borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76% but shall not be less than 1.90%; and other currency borrowings shall bear interest at a rate at the bank’s based lending rate plus 1.0%, divided by 0.946. As of June 30, 2016, $2.0 million was outstanding under this unsecured credit facility and no balance was outstanding under the $4.0 million credit facility.

On April 22, 2016, the Company’s Taiwan branch entered into a Comprehensive Credit Line Agreement originally dated April 1, 2015, with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on March 15, 2017. Borrowings under the Comprehensive Credit Line Agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the Comprehensive Credit Line Agreement reduce the amounts available under the existing credit line between the bank and the Company’s China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the Comprehensive Credit Line Agreement bear interest at a rate negotiated separately for each drawing depending on the nature of the borrowings. As of June 30, 2016, $9.6 million was outstanding under this credit facility with interest rates ranging from 1.87% to 1.99%.

On June 30, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, the Company's Taiwan branch sold certain equipment to Chailease for a purchase price of 115,240,903 New Taiwan dollars, approximately $3.7 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 2,088,804 New Taiwan dollars, approximately $0.1 million, to 2,364,650 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 40,240,903 New Taiwan dollars, approximately $1.3 million. The Finance Lease Agreement has a three year term, with monthly payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of June 30, 2016, $3.9 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of June 30, 2016, $7.1 million was outstanding under this Finance Lease Agreement.

As of June 30, 2016, the Company’s Chinese subsidiary had credit facilities with China Construction Bank totaling $13.4 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. As of June 30, 2016, the Company’s Chinese subsidiary used $10.0 million of its credit facility and issued standby letters of credit as collateral for the Company’s Taiwan branch line of credit with China Construction Bank. As of June 30, 2016, the Company had a U.S. currency based loan of $3.7 million outstanding under various notes with three-month terms, maturing from August to September 2016 with effective interest rate of 3.15%. The outstanding balances of bank acceptance notes issued to vendors were $2.4 million with zero interest rate as of June 30, 2016.

As of June 30, 2016, the Company had $36.1 million of unused borrowing capacity.

As of June 30, 2016, there was $4.9 million of restricted cash, investments or security deposit associated mainly with the loan facilities.

Note 9.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll	$5,212	$6,757
Accrued rent	877	792
Accrued employee benefits	1,043	1,379
Accrued state and local taxes	288	372
Advance payments	1,756	1,258
Accrued product warranty	481	412
Accrued construction expenses	3,120	–
Accrued other	985	536
	$13,762	$11,506

Note 10.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Unrealized foreign exchange gain (loss)	$(42)	$847	$368	$890
Realized foreign exchange gain (loss)	(835)	(160)	(913)	159
Government subsidy income	20	–	20	199
Other non-operating gain (loss)	6	(132)	12	9
Loss on disposal of assets	(81)	–	(85)	(10)
	$(932)	$555	$(598)	$1,247

Note 11.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

	Number of shares	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,310	9.07		$4.59	–	$10,598
Exercised	(33)	6.76	$13.78	1.98	–	234
Forfeited	(3)	9.02		5.20	–	24
Outstanding, June 30, 2016	1,274	$9.13		$4.66	6.736	$2,811
Exercisable, June 30, 2016	880	$8.76		$4.38	6.550	$2,219
Vested and expected to vest	1,254	$9.11		$4.65	6.728	$2,788

As of June 30, 2016, there was approximately $1.5 million of unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over 1.21 years.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

	Number of shares	Weighted Average Share Price on Date of Release	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	152		$11.20	$2,611
Granted	496		15.72	7,796
Released	(48)	$14.42	12.86	692
Cancelled/Forfeited	(6)		15.28	100
Outstanding at June 30, 2016	594		$14.80	$6,623
Exercisable, June 30, 2016	4		$11.41	$39
Vested and expected to vest	572		$14.78	$6,379

As of June 30, 2016, there was $7.6 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 3.34 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Share-Based compensation - by expense type
Cost of sales	$50	$18	$87	$34
Research and development	154	57	272	110
Sales and marketing	94	54	167	104
General and administrative	677	404	1,257	801
	$975	$533	$1,783	$1,049

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Share-Based compensation - by award type
Employee stock options	$359	$378	$737	$763
Restricted stock units/awards	616	155	1,046	286
	$975	$533	$1,783	$1,049

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

Public Offerings of Common Stock

On June 3, 2015, the Company filed a Securities Registration Statement on Form S-3 (the “Form S-3”) with the Securities and Exchange Commission effective June 23, 2015, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $140 million. In connection with the Company’s Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. (the “sales agent”) pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $40 million (the “ATM Offering”) from time to time through the sales agent. On July 16, 2015, the Company commenced sales of common stock through the ATM Offering, and as of June 30, 2016, the Company has sold 1.9 million shares under the ATM Offering at a weighted average price of $21.54 per share, providing proceeds of $38.6 million, net of expenses and underwriting discounts and commissions.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
United States	$18,018	$10,960	$41,257	$18,254
Taiwan	28,470	32,908	52,288	51,249
China	8,766	5,764	12,131	10,363
	$55,254	$49,632	$105,676	$79,866

	As of the period ended
	June 30,	December 31,
	2016	2015
Long-lived assets:
United States	$61,594	$44,280
Taiwan	48,907	45,420
China	31,114	24,753
	$141,615	$114,453

Note 14.  Subsequent Events

On July 31, 2016, the Company contributed to its wholly-owned subsidiary Prime World International Holdings, Ltd. (incorporated in the British Virgin Islands), Company’s business assets, liabilities and contracts relating to the Taiwan branch. The business assets include all tangible and intangible assets, account receivable, properties, and rights used by the Company to carry out the operation of the Taiwan branch. Upon approval by the Department of Commerce, Ministry of Economic Affairs of Taiwan, Company’s division in Taiwan will operate as a Taiwan branch of Prime World International Holdings, Ltd.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs. We design, manufacture and integrate our own analog and digital lasers using a proprietary Molecular Beam Epitaxy, or MBE, and Metal Organic Chemical Vapor Deposition (MOCVD) fabrication process, which we believe is unique in our industry. We manufacture the majority of the laser chips and optical components that are used in our products. The lasers we manufacture are proven to be reliable over time and highly tolerant of changes in temperature and humidity, making them well-suited to the CATV and FTTH markets where networking equipment is often installed outdoors.

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are partnered with our manufacturing locations and we have an additional research and development center in Lawrenceville, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE process), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our U.S. facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, FTTH, and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2008. Our facilities in Ningbo, China, Taipei, Taiwan, and Sugar Land, TX are all certified to ISO 14001:2004.

During the three months ended June 30, 2016, we moved our headquarters and a portion of our production and R&D equipment, and relocated employees to, two buildings that were recently constructed adjacent to our previous headquarters building in Sugar Land. In June, we vacated the facility on West Airport in Sugar Land, Texas, in order to consolidate substantially all of our operations in Sugar Land, Texas, into the three-building campus. The expanded facilities also provide additional manufacturing, R&D and office space for future expansion.

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

Our principal executive offices are located at 13139 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands):

	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2016		2015		2016		2015
Revenue, net	$55,254	100.0%	$49,632	100.0%	$105,676	100.0%	$79,866	100.0%
Cost of goods sold	37,952	68.7%	32,901	66.3%	74,121	70.1%	53,084	66.5%
Gross profit	17,302	31.3%	16,731	33.7%	31,555	29.9%	26,782	33.5%
Operating expenses
Research and development	7,814	14.1%	4,701	9.5%	16,210	15.3%	9,506	11.9%
Sales and marketing	1,610	2.9%	1,607	3.2%	3,290	3.1%	3,166	4.0%
General and administrative	5,906	10.7%	4,534	9.1%	11,639	11.0%	9,537	11.9%
Total operating expenses	15,330	27.7%	10,842	21.8%	31,139	29.5%	22,209	27.8%
Income from operations	1,972	3.6%	5,889	11.9%	416	0.4%	4,573	5.7%
Other income (expense)
Interest income	65	0.1%	80	0.2%	166	0.2%	154	0.2%
Interest expense	(450)	-0.8%	(300)	-0.6%	(851)	-0.8%	(425)	-0.5%
Other income (expense), net	(932)	-1.7%	555	1.1%	(598)	-0.6%	1,247	1.6%
Total other income (expense)	(1,317)	-2.4%	335	0.7%	(1,283)	-1.2%	976	1.3%
Income (loss) before income taxes	655	1.2%	6,224	12.6%	(867)	-0.8%	5,549	7.0%
Income tax (expense ) benefit	(52)	-0.1%	(135)	-0.3%	140	0.1%	(135)	-0.2%
Net income (loss)	$603	1.1%	$6,089	12.3%	$(727)	-0.7%	$5,414	6.8%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV,FTTH and Telecom markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
CATV	17.2%	33.1%	16.3%	35.6%
Data Center	74.7%	59.7%	75.9%	57.5%
FTTH	0.8%	2.6%	0.8%	1.8%
Telecom	6.4%	4.2%	6.3%	4.7%
Other	0.8%	0.5%	0.6%	0.4%
	100.0%	100.0%	100.0%	100.0%

	Three months ended June 30,		Change			Six months ended June 30,		Change
	2016	2015	Amount	%		2016	2015	Amount	%
CATV	$9,521	$16,428	$(6,907)	(42.0%	)	$17,252	$28,442	$(11,190)	(39.3%	)
Data Center	41,280	29,610	11,670	39.4%		80,260	45,926	34,334	74.8%
FTTH	436	1,287	(851)	(66.1%	)	857	1,409	(552)	(39.2%	)
Telecom	3,563	2,082	1,481	71.1%		6,641	3,789	2,852	75.3%
Other	454	225	229	101.8%		666	300	366	122.0%
Total Revenue	$55,254	$49,632	$5,622	11.3%		$105,676	$79,866	$25,810	32.3%

Growth in the three months ended June 30, 2016 was driven primarily by increasing revenue from our internet data center customers, and we also anticipate that our revenue derived from this market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market.

During the second quarter of 2016 and six months ended June 30, 2016, revenues in the internet data center market were driven primarily by increasing demand for our 40 gigabits per second and 100 Gbps transceivers as our customers continued to upgrade their technology infrastructure, partially offset by a decrease in demand for our older 10G products. The increase in revenue in our FTTH market is due to an increase in demand for older legacy products. Demand for these legacy products is expected to fluctuate. The decrease in revenues in the CATV market for the year was a result of lower demand from certain customers who resold our product into foreign markets where currencies had weakened.

For the three and six months ended June 30, 2016 and 2015, our top ten customers represented 91.6% and 91.5% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended June 30,
	2016		2015		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$37,952	68.7%	$32,901	66.3%	$5,051	15.4%
Gross margin	17,302	31.3%	16,731	33.7%	571	3.4%

	Six months ended June 30,
	2016		2015		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$74,121	70.1%	$53,084	66.5%	$21,037	39.6%
Gross margin	31,555	29.9%	26,782	33.5%	4,773	17.8%

Cost of goods sold increased by $5.1 million, or 15.4%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a 66.3% increase in sales over the prior year. The decrease in gross margin for the three and six months ended June 30, 2016 compared to the same periods ended June 30, 2015 was primarily the result of higher production costs associated with certain 40G and 100G products, along with lower pricing on some of these products. Also, the reduction in revenue from our CATV segment during the second quarter of 2016 contributed to the reduction in gross margin in the period.

Operating expenses

	Three months ended June 30,
	2016		2015		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,814	14.1%	$4,701	9.5%	$3,113	66.2%
Sales and marketing	1,610	2.9%	1,607	3.2%	3	0.2%
General and administrative	5,906	10.7%	4,534	9.1%	1,372	30.3%
Total operating expenses	$15,330	27.7%	$10,842	21.8%	$4,488	41.4%

	Six months ended June 30,
	2016		2015		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$16,210	15.3%	$9,506	11.9%	$6,704	70.5%
Sales and marketing	3,290	3.1%	3,166	4.0%	124	3.9%
General and administrative	11,639	11.0%	9,537	11.9%	2,102	22.0%
Total operating expenses	$31,139	29.5%	$22,209	27.8%	$8,930	40.2%

Research and development expense

Research and development expense increased by $3.1 million, or 66.2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, research and development expense increased $6.7 million, or 70.5% as compared to the six months ended June 30, 2015. This increase was primarily due to increases in personnel costs, R&D work orders, R&D material usage and other project costs related to 40G and 100G data center products, DOCSIS 3.1-capable CATV products, including remote-PHY products, and other new product development, and an increase in depreciation expense resulting from additional R&D equipment investments.

Sales and marketing expense

Sales and marketing expense remained unchanged for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, sales and marketing expense increased $0.1 million as compared to the six months ended June 30, 2015. This increase was due to an increase in personnel costs offset by a decrease in commissions paid to sales personnel.

General and administrative expense

General and administrative expense increased by $1.4 million, or 30.3%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, general and administrative expense increased by $2.1 million, or 22.0% as compared to the six months ended June 30, 2015. This was primarily due to an increase in personnel costs, professional fees and share-based compensation.

Other income (expense), net

	Three months ended June 30,
	2016			2015			Change
		% of			% of
	Amount	Revenue		Amount	Revenue		Amount	%
	(in thousands, except percentages)
Interest income	$65	0.1%		$80	0.2%		$(15)	(18.8%	)
Interest expense	(450)	(0.8%	)	(300)	(0.6%	)	(150)	50.0%
Other income, net	(932)	(1.7%	)	555	1.1%		(1,487)	(267.9%	)
Total Other income (expense), net	$(1,317)	(2.4%	)	$335	0.7%		$(1,652)	(493.1%	)

	Six months ended June 30,
	2016			2015			Change
		% of			% of
	Amount	Revenue		Amount	Revenue		Amount	%
	(in thousands, except percentages)
Interest income	$166	0.2%		$154	0.2%		$12	7.8%
Interest expense	(851)	(0.8%	)	(425)	(0.5%	)	(426)	100.2%
Other income, net	(598)	(0.6%	)	1,247	1.6%		(1,845)	(148.0%	)
Total Other income (expense), net	$(1,283)	(1.2%	)	$976	1.3%		$(2,259)	(231.5%	)

Interest income decreased 18.8% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to lower cash balances during the period. Interest income increased 7.8% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to higher cash balances during the period.

Interest expense increased 50.0% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased 100.2% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This was due to borrowing activities to fund the expansion projects, including the expansion of our Sugar Land facility.

Other income (expense) decreased by $1.5 million for the three months ended June 30, 2016 compared to the same period of the prior year due to unrealized losses resulting from the fluctuation of Asia currencies against the U.S. dollar. Other income (expense) decreased by $1.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to realized losses resulting from the fluctuation of Asia currencies against the U.S. dollar. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We received a marginal amount of subsidies in the three or six months ended June 30, 2016 compared to $0.0 and $0.2 million for the same periods in 2015.

Provision for income taxes

	Three months ended June 30,
	2016	2015	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(52)	$(135)	$(83)	(61.5%	)

	Six months ended June 30,
	2016	2015	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$140	$(135)	$(275)	(203.7%	)

Our income tax benefit (expense) consists of U.S. alternative minimum tax, state taxes and Taiwan income tax recorded during the periods. Due to historic losses in the U.S., our net deferred tax assets are fully offset by a deferred tax valuation allowance.

Liquidity and Capital Resources

From inception until our initial public offering, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. As of June 30, 2016, we had $36.1 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2016, our cash, cash equivalents, restricted cash and short-term investments totaled $47.3 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$22,137	$(11,425)
Net cash used in investing activities	(26,410)	(23,170)
Net cash provided by financing activities	18,356	30,879
Effect of exchange rates on cash and cash equivalents	132	(47)
Net increase (decrease) in cash and cash equivalents	$14,215	$(3,763)

Operating activities

For the six months ended June 30, 2016, net cash provided by operating activities was $22.1 million. During the six months ended June 30, 2016, we recorded a net loss of $0.7 million. The net loss included non-cash charges, including depreciation and amortization of $6.2 million, share-based compensation expense of $1.8 million and non-cash increases to our inventory reserve account of $1.8 million. Cash provided by operating activities primarily related to a $4.7 million decrease in inventory related to sales orders, cash provided by the increase of accounts payable to our vendors of $4.9 million and cash provided by the increase in accrued expenses of $2.3 million. These increases were offset by an increase in our accounts receivable of $2.8 million from the sale of our products in excess of collection of trade receivables.

For the six months ended June 30, 2015, net cash used in operating activities was $11.4 million. During the six months ended June 30, 2015, we recorded net income of $5.4 million. The net income included non-cash charges, including depreciation and amortization of $4.3 million, share-based compensation and warrant expense of $1.0 million and non-cash increases to our inventory reserve account of $1.3 million. Cash used in operating activities primarily related to an increase in inventory related to sales orders, an increase in our accounts receivable from the sale of our products, and an offset by cash provided by an increase in accounts payable to our vendors.

Investing activities

For the six months ended June 30, 2016, net cash used in investing activities was $26.4 million mainly for the purchase of additional machinery and equipment and investment in construction of our U.S. plant of $33.8 million, offset by the maturity of short term investments of $7.8 million.

For the six months ended June 30, 2015, net cash used in investing activities was $23.2 million, $17.4 million for the purchase of additional machinery and equipment and investment in construction of our U.S. plant and $5.1 million used to increase restricted cash related to an escrow account required for construction.

Financing activities

For the six months ended June 30, 2016, our financing activities provided $19.0 million in cash. We received $20.0 million in net borrowings associated with our bank loans, offset by $0.4 million of net repayments of acceptance payable and $0.5 million repayment of notes payable and $0.2 million in increase to restricted cash.

For the six months ended June 30, 2015, our financing activities provided $30.1 million in cash. We received $31.6 million in net borrowings associated with our bank loans, $1.4 million in net proceeds from acceptance payable, offset by increased restricted cash of $2.0 million related to our bank loan requirements.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank and Comerica Bank in the U.S., lines of credit and financing agreements for our Taiwan branch and several lines of credit arrangements for our China subsidiary. As of June 30, 2016, we had $36.1 million of unused borrowing capacity.

On June 24, 2016, we entered into a First Amendment to its Credit Agreement with East West Bank and Comerica Bank (“First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The first amendment increased our revolving lines of credit from $25 million to $40 million, which mature on June 30, 2018, and retains a $10.0 million term loan maturing on June 30, 2020. The First Amendment also provides for an additional $10.0 million equipment term loan with a one year drawdown period commending April 1, 2016, maturing five years from the closing date of the First Amendment. The interest rate on these loans was lowered by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. As of June 30, 2016, $25.9 million was outstanding under the revolving line of credit. As of June 30, 2016, $10.0 million was outstanding under the term loans.

We also have with East West Bank a term loan of $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. As of June 30, 2016, the outstanding balance was $3.6 million.

On June 24, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (“Amended Agreements”) to our Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015. Upon signing the original Construction Loan Agreement, we deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Amended Agreements have a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment is due on August 26, 2016, and will continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bears interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate is reduced to LIBOR Borrowing Rate plus 2.0% under the Amended Agreements. As of June 30, 2016, there was $17.8 million outstanding under this loan agreement and there was zero balance in the restricted bank account.

The loan and security agreements with East West Bank and Comerica Bank require the Company to maintain certain financial covenants, including a minimum cash balance, a current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2016, we were in compliance with all covenants contained in these agreements.

On February 19, 2016, our Taiwan branch renewed and increased its credit facility originally dated January 6, 2015 with CTBC Bank Co. Ltd. in Taipei, Taiwan for 320 million New Taiwan dollars, or approximately $10.3 million, one year revolving credit facility. The obligations under the credit facility are unsecured up to $6.3 million; the remaining $4.0 million is available provided that we purchase the same amount of secured certificates of deposit with the bank. Borrowings under the credit facility bear interest at a rate based on the bank’s corporate interest rate index plus 1.5% for the unsecured portion of the credit facility and bank’s corporate interest rate index plus 0.93% for the secured portion of the credit facility, adjusted monthly. As of the execution of the credit facility, the bank’s corporate interest rate index is 0.71%. As of June 30, 2016, no balance was outstanding for the secured loan and $0.1 million was outstanding under this unsecured credit facility.

On April 8, 2016, our Taiwan branch renewed its 90 million New Taiwan dollars, or approximately $2.8 million, and 120 million New Taiwan dollars, or approximately $3.9 million, one year revolving credit facilities, originally dated March 9, 2015, with E. Sun Commercial Bank Co., Ltd. in Taipei, Taiwan. Borrowings under the 90 million New Taiwan dollars credit facility will bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 1.7% divided by 0.946. We paid off the 90 million New Taiwan dollars loan as of June 30, 2016. Any future borrowings under the 90 million New Taiwan dollars credit facility are available provided that we purchase certificates of deposit in amounts equal to the borrowing from the bank. Borrowings under the 120 million New Taiwan dollars credit facility will bear interest at a rate equal to the bank’s personal monthly time deposit interest rate plus 0.480%. As of June 30, 2016, $1.2 million was outstanding under this credit facility.

On December 22, 2015, our Taiwan branch renewed its $4.0 million credit facility, originally dated December 20, 2013, and entered into a $2.0 million, one year revolving credit facility agreement with Mega International Commercial Bank (“Mega Bank”). Obligations under the $4.0 million credit facility are provided that we purchase certificates of deposit in amounts equal to the borrowing from Mega Bank. Borrowings under the $4.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76%. Borrowings under the $2.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.2%, divided by 0.946 for U.S. dollar borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76% but shall not be less than 1.90%; and other currency borrowings shall bear interest at a rate at the bank’s based lending rate plus 1.0%, divided by 0.946. As of June 30, 2016, $2.0 million was outstanding under this unsecured credit facility and no balance was outstanding under the $4.0 million credit facility.

On April 22, 2016, our Taiwan branch entered into a Comprehensive Credit Line Agreement originally dated April 1, 2015, with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on March 15, 2017. Borrowings under the Comprehensive Credit Line Agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the Comprehensive Credit Line Agreement reduce the amounts available under the existing credit line between the bank and the Company’s China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the Comprehensive Credit Line Agreement bear interest at a rate negotiated separately for each drawing depending on the nature of the borrowings. As of June 30, 2016, $9.6 million was outstanding under this credit facility with interest rates ranging from 1.87% to 1.99%.

On June 30, 2015, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 115,240,903 New Taiwan dollars, approximately $3.7 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 2,088,804 New Taiwan dollars, approximately $0.1 million, to 2,364,650 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 40,240,903 New Taiwan dollars, approximately $1.3 million. The Finance Lease Agreement has a three year term, with monthly payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of June 30, 2016, $3.9 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of June 30, 2016, $7.1 million was outstanding under this Finance Lease Agreement.

As of June 30, 2016, our Chinese subsidiary had credit facilities with China Construction Bank totaling $13.4 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. As of June 30, 2016, our Chinese subsidiary used $10.0 million of its credit facility and issued standby letters of credit as collateral for the Company’s Taiwan branch line of credit with China Construction Bank. As of June 30, 2016, our Chinese subsidiary had a U.S. currency based loan of $3.7 million outstanding under various notes with three-month terms, maturing from August to September 2016 with effective interest rate of 3.15%. The outstanding balances of bank acceptance notes issued to vendors were $2.4 million with zero interest rate as of June 30, 2016.

As of June 30, 2016, there was $4.9 million of restricted cash, investments or security deposit associated mainly with the loan facilities.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank acceptance payable and long-term debt(1)	$87,303	$31,263	$35,673	$5,229	$15,138
Operating leases(2)	12,816	875	2,727	5,016	4,198

Total commitments	$100,119	$32,138	$38,400	$10,192	$19,389

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, term loans and bank acceptance notes. The amount presented in the table represents the principal portion of the obligations.
(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

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

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2016, we did not, and we do not currently, have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Part II. Other Information

Item 1.   Legal Proceedings

As of June 30, 2016, we were not involved in any material pending legal proceedings.

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

We generate much of our revenue from a limited number of customers. In 2015, 2014 and 2013 and the three and six months ended June 30, 2016, our top ten customers represented 88.7%, 87.2%, 76.9%, 91.6% and 91.5% of our revenue, respectively. In 2015, Amazon represented 52.5% of our revenue, Microsoft represented 11.6% of our revenue, and Cisco represented 10.4% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

We expanded to new facilities in our Sugar Land, TX location. These facilities will add significant additional costs and if we fail to adequately utilize the additional production capacity, our results of operations will suffer.

In 2015, we began construction of two new buildings located immediately adjacent to our existing headquarters building in Sugar Land, TX. The construction of these two new buildings was completed in May, 2016. The estimated cost of construction for these new facilities is approximately $33 million, and we expect to invest significant additional resources to add production equipment to the new facilities. Much of this equipment must be ordered far in advance of its delivery date, and accordingly we must make the decision to purchase equipment long before we see additional orders for our products. While we endeavor to order equipment that is flexible in utilization, if we over-estimate aggregate demand for our products, or if we fail to accurately predict the types of products that customers will demand in the future, we may be forced to under-utilize this equipment, which could result in asset impairment charges, additional costs to reconfigure equipment to be used in other production, or other charges that would negatively affect our results of operations.

Our new factory in Sugar Land, TX may experience unforeseen difficulties in commencing operations, or may cost more than we expect to bring online.

We completed our new facility in Sugar Land, TX in the second quarter of 2016. We began to utilize the additional production capacity from the new facility in May, 2016; however, not all equipment and facilities in the new building are fully operational. Any delay to our start-up schedule for these new equipment and facilities could cause us to have insufficient production capacity to meet customer orders. If we are unable to produce sufficient products to meet customer demand, it would negatively affect our sales, competitive position and reputation.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

New Employment Agreements with Named Executive Officers

On August 5, 2016, we entered into new employment agreements (the “Employment Agreements”) with Stefan J. Murry, our Senior Vice President and Chief Financial Officer; Mr. Joshua Yeh, our Asia General Manager; and Dr. Fred Chang, our Senior Vice President - Optical Component Business Unit (each, an “Executive Officer”).

The Employment Agreements commenced on August 5, 2016 and continue until the termination of the Executive Officer's employment with the Company (the "Term"). The Company will pay to the Executive Officer his current annual salary (the "Base Salary"), which may be adjusted from time to time by the Compensation Committee of the Company’s Board of Directors (the "Board"). Pursuant to the Employment Agreements, the current Base Salaries for the Executive Officers are set by the Board, as follows: (i) for Mr. Murry, US$279,287.00, (ii) for Mr. Yeh, TWD NT$ 4,336,436.00 and RMB ¥ 664,658.67, and (iii) for Dr. Chang, US$221,927.00, The Base Salary for each Executive Officer will be reviewed annually by the Compensation Committee based upon the Executive Officer's performance, and for each fiscal year during the Term, the Executive Officer will also be eligible to receive an incentive cash bonus set by the Board if certain performance goals are satisfied.

Under each Employment Agreement, if the Executive Officer’s employment is terminated by the Company, prior to a change in control, for any reason other than cause or the Executive Officer resigns his or her employment with the Company for good reason, then the Executive Officer will be entitled to receive the following benefits (collectively, the "Severance Benefits"): (i) a payment equal to fifty percent (50%) of the then current annual Base Salary; (ii) a payment equal to fifty percent (50%) of the dollar amount of the Executive Officer’s full target bonus percentage as in effect for the twelve (12) month period immediately prior to such termination; and (iii) $15,000 for the purpose of the Executive Officer to fund health coverage continuation benefits.

If the Executive Officer’s employment is terminated by the Company for cause or by the Executive Officer without good reason, then the Executive Officer will be entitled to only any unpaid then current annual Base Salary, and the Executive Officer will not be entitled to or receive any Severance Benefits. The Executive Officer will have no further right to receive any other compensation or benefits after such termination or resignation of employment, except for the continuation of health benefits as provided under applicable law.

Under each Employment Agreement, if within six (6) months immediately preceding a change of control of the Company or within twelve (12) months immediately following a change of control, the Executive Officer’s employment is terminated by the Company for any reason other than cause or is terminated by the Executive Officer for good reason, then the Executive Officer will be entitled to receive the following benefits: (i) a payment equal to one times (1x) the then current annual Base Salary; (ii) a payment equal to the dollar amount of the Executive Officer’s full target bonus percentage as in effect for the twelve (12) month period immediately prior to such termination; (iii) $15,000 for the purpose of the Executive Officer to fund health coverage continuation benefits; and (iv) accelerated vesting of the Executive Officer's awards granted under any incentive share plan or equity incentive plan of the Company,

If the Executive Officer’s employment is terminated for cause within six (6) months immediately preceding a change of control or within twelve (12) months immediately following a change of control, or the Executive Officer's employment is terminated by the Company for cause or by the Executive Officer without good reason after the expiration of twelve (12) months from a change of control; then the Executive Officer will be entitled to only any unpaid then current annual Base Salary.

The Employment Agreements also contain customary inventions, confidentiality, non-competition, and non-solicitation covenants.

The foregoing description of the Employment Agreements does not purport to be a complete statement of the parties’ rights and obligations under the Employment Agreements and is qualified in its entirety by reference to the full text of the Employment Agreements, copies of which are attached as Exhibits 10.20, 10. 21 and 10.22.

Item 6.   Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 8, 2016	By:	/s/ Stefan J. Murry Stefan J. Murry Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

10.1*	Translation of the General Crediting Agreement, dated April 8, 2016, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2016).

10.2*	Translation of the Promissory Note, dated April 8, 2016, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2016).

10.3*	Translation of Loan Approval Notice by E. Sun Commercial Bank Co., Ltd. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2016).

10.4*	Translation of Comprehensive Credit Line Contract and General Agreement, dated April 22, 2016, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2016).

10.5*	Translation of Approval Notice of China Construction Bank, Taipei Branch, dated March 29, 2016 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2016).

10.6*	Translation of the Promissory Note, dated April 22, 2016 between China Construction Bank – Taipei Branch and Applied Optoelectronics, Inc., Taiwan Branch (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2016).

10.7*	Change in Terms Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2016).

10.8*	Notice of Final Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2016).

10.9*

Modification to the Construction Loan Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2016).

10.10*

First Amendment to Credit Agreement and Limited Consent, dated June 24, 2016, between Applied Optoelectronics, Inc., East West Bank and Comerica Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.11*

$17,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.12*	$2,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.13*	$5,000,000 Amended and Restated Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.14*	$5,000,000 Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.15*	$17,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.16*	$2,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.17*	$5,000,000 Amended and Restated Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.18*	$5,000,000 Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.19*	First Modification to Promissory Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.20**	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry.

10.21**	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh.

10.22**	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________

*	Incorporated herein by reference to the indicated filing.

**	Filed herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

