Form 10-Q/A
period 2016-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2016-08-09
CIK 1158114

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

EXPLANATORY NOTE

Applied Optoelectronics, Inc., a Delaware corporation (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2016 (the “Original Form 10-Q”), solely to (i) file Exhibits 10.20, 10.21 and 10.22, which were inadvertently omitted from the Original Form 10-Q, and (ii) to correct and update the Exhibit Index. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment restates in its entirety Item 6 and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q. The Original Form 10-Q has not been amended or updated to reflect events occurring after August 8, 2016, except as specifically set forth in this Amendment.

2

Part II. Other Information

Item 6.   Exhibits

See Exhibit Index.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 9, 2016	By:	/s/ Stefan J. Murry Stefan J. Murry Chief Financial Officer (principal financial officer and principal accounting officer)

4

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

10.1*	Translation of the General Crediting Agreement, dated April 8, 2016, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2016).

10.2*	Translation of the Promissory Note, dated April 8, 2016, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2016).

10.3*	Translation of Loan Approval Notice by E. Sun Commercial Bank Co., Ltd. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2016).

10.4*	Translation of Comprehensive Credit Line Contract and General Agreement, dated April 22, 2016, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2016).

10.5*	Translation of Approval Notice of China Construction Bank, Taipei Branch, dated March 29, 2016 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2016).

10.6*	Translation of the Promissory Note, dated April 22, 2016 between China Construction Bank – Taipei Branch and Applied Optoelectronics, Inc., Taiwan Branch (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2016).

10.7*	Change in Terms Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2016).

10.8*	Notice of Final Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2016).

10.9*	Modification to the Construction Loan Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2016).

10.10*	First Amendment to Credit Agreement and Limited Consent, dated June 24, 2016, between Applied Optoelectronics, Inc., East West Bank and Comerica Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.11*	$17,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.12*	$2,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

5

10.13*	$5,000,000 Amended and Restated Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).
10.14*	$5,000,000 Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.15*	$17,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.16*	$2,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.17*	$5,000,000 Amended and Restated Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.18*	$5,000,000 Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.19*	First Modification to Promissory Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.20**	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry.

10.21**	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh.

10.22**	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________

*	Incorporated herein by reference to the indicated filing.

**	Filed herewith.

***	Filed with the Registrant’s original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016. XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

6