Form 10-Q
period 2016-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2016-11-08
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 3, 2016 there were 17,198,121 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$55,907	$28,074
Restricted cash	4,285	4,719
Short-term investments	47	7,886
Accounts receivable - trade, net	44,242	38,775
Inventories	54,919	66,238
Prepaid expenses and other current assets	4,761	8,236
Total current assets	164,161	153,928
Cash restricted for construction in progress	847	–
Property, plant and equipment, net	140,516	109,699
Land use rights, net	814	854
Intangible assets, net	4,004	3,900
Deferred income tax assets	11,856	–
Other assets, net	4,593	5,094
TOTAL ASSETS	$326,791	$273,475
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$25,092	$30,908
Accounts payable	32,413	28,668
Bank acceptance payable	3,231	2,998
Accrued liabilities	11,316	11,506
Total current liabilities	72,052	74,080
Notes payable and long-term debt, less current portion	67,201	33,997
TOTAL LIABILITIES	139,253	108,077
Stockholders' equity:
Preferred Stock: 5,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015, $0.001 par value	–	–
Common Stock: 45,000 shares authorized; 17,192 and 16,839 shares issued and outstanding at September 30, 2016 and at December 31, 2015, $0.001 par value	17	17
Additional paid-in capital	236,646	233,336
Accumulated other comprehensive gain	2,113	292
Accumulated deficit	(51,238)	(68,247)
TOTAL STOCKHOLDERS' EQUITY	187,538	165,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$326,791	$273,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue, net	$70,137	$57,085	$175,813	$136,951
Cost of goods sold	46,976	39,032	121,097	92,116
Gross profit	23,161	18,053	54,716	44,835
Operating expenses
Research and development	8,362	5,386	24,572	14,892
Sales and marketing	1,594	1,582	4,884	4,748
General and administrative	6,445	4,963	18,084	14,500
Total operating expenses	16,401	11,931	47,540	34,140
Income from operations	6,760	6,122	7,176	10,695
Other income (expense)
Interest income	40	82	206	236
Interest expense	(462)	(351)	(1,313)	(776)
Other income (expense), net	66	(2,747)	(532)	(1,500)
Total other expense	(356)	(3,016)	(1,639)	(2,040)
Income before income taxes	6,404	3,106	5,537	8,655
Income tax benefit (expense)	11,332	(406)	11,472	(541)
Net income	$17,736	$2,700	$17,009	$8,114
Net income per share
Basic	$1.03	$0.17	$1.00	$0.53
Diluted	$0.97	$0.16	$0.95	$0.50
Weighted average shares used to
compute net income per share
Basic	17,151,031	15,868,989	17,057,687	15,220,301
Diluted	18,360,531	16,693,656	17,954,229	16,184,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$17,736	$2,700	$17,009	$8,114
(Loss) gain on foreign currency translation adjustment, net of tax	1,323	(1,009)	1,821	(913)
Comprehensive income	$19,059	$1,691	$18,830	$7,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2016

(Unaudited, in thousands)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain	Accumulated deficit	Total stockholders' equity
January 1, 2016	16,839	$17	$233,336	$292	$(68,247)	$165,398
Stock options exercised	80	–	480	–	–	480
Issuance of shares under equity plans	273	–	–	–	–	–
Stock based compensation	–	–	2,830	–	–	2,830
Foreign currency translation adjustment	–	–	–	1,285	–	1,285
Reclassified realized loss on foreign currency transaction	–	–	–	536	–	536
Net income	–	–	–	–	17,009	17,009
September 30, 2016	17,192	$17	$236,646	$2,113	$(51,238)	$187,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net income	$17,009	$8,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for obsolete inventory	2,799	2,177
Depreciation and amortization	9,926	6,733
Deferred income taxes, net	(11,856)	–
Loss on disposal of assets	89	13
Share-based compensation expense	2,830	1,567
Unrealized foreign exchange (gain) loss	(3,509)	2,193
Changes in operating assets and liabilities:
Accounts receivable	(5,412)	(9,767)
Bank acceptance receivable	–	980
Inventories	9,423	(30,578)
Other current assets and other receivables	3,450	(4,073)
Accounts payable	3,886	1,657
Accrued liabilities	(267)	3,246
Net cash provided by (used in) operating activities	28,368	(17,738)
Investing activities:
Purchase of short-term investments	–	(149)
Maturities of short-term investments	7,749	–
Change in restricted cash for construction in progress	(847)	(953)
Purchase of property, plant and equipment	(40,333)	(31,932)
Proceeds from disposal of equipment	1,306	78
Deposits and prepaid charges	659	(2,370)
Purchase of intangible assets	(440)	(331)
Net cash used in investing activities	(31,906)	(35,657)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	28,858	8,357
Principal payments of long-term debt and notes payable	(3,995)	(1,727)
Proceeds from line of credit borrowings	115,798	99,923
Repayments of line of credit borrowings	(114,542)	(84,727)
Proceeds from bank acceptance payable	5,850	5,680
Repayments of bank acceptance payable	(5,531)	(3,723)
Repayments of notes payable	(750)	(750)
Increase (decrease) in restricted cash	386	(3,108)
Exercise of stock options	480	430
Proceeds from common stock offering, net	–	38,692
Net cash provided by financing activities	26,554	59,047
Effect of exchange rate changes on cash	4,817	(235)
Net increase in cash	27,833	5,417
Cash and cash equivalents at beginning of period	28,074	32,175
Cash and cash equivalents at end of period	$55,907	$37,592
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,277	$843
Income taxes	$(12)	$117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Description of Business

Business Overview

Applied Optoelectronics, Inc., or AOI, was originally incorporated in Texas in February of 1997 and then converted to a Delaware corporation in March of 2013. AOI together with its wholly-owned subsidiaries are collectively referred to as the Company. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data centers, cable television, fiber-to-the-home and telecommunications. The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (incorporated in the British Virgin Islands). Prime World International Holdings, Ltd. is the parent of Global Technology, Inc. (incorporated in the People’s Republic of China). Through Global Technology Inc., the Company primarily manufactures certain of our data center transceiver products, including subassemblies, as well as Cable TV Broadband (“CATV”) systems and equipment, and performs research and development activities for the CATV products. The Company also operates a division, AOI-Taiwan, which primarily manufactures transceivers for both the data center and fiber-to-the-home (“FTTH”) markets and performs research and development activities for the transceiver products. The Company recently contributed to Prime World International Holdings, Ltd., the Company's business assets, liabilities and contracts relating to AOI—Taiwan. Upon approval by the Department of Commerce, Ministry of Economic Affairs of Taiwan, AOI—Taiwan will operate as a Taiwan branch of Prime World International Holdings, Ltd. The Company also has an additional research and development center in Lawrenceville, Georgia. The Company’s research and development functions are partnered with its manufacturing locations.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and September 30, 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2016, as compared to the significant accounting policies described in its 2015 Annual Report, except as described below.

Income Taxes

At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, the Company’s best estimate of operating results and foreign currency exchange rates. The Company’s quarterly income tax rate may differ from its estimated annual effective tax rate because accounting standards require the Company to exclude the actual results of certain entities expected to generate a pretax loss when applying the estimated annual effective tax rate to the Company’s consolidated pretax results in interim periods. In estimating the annual effective tax rate, the Company does not include the estimated impact of unusual and/or infrequent items, including the reversal of certain valuation allowances, which may cause significant variations in the customary relationship between income tax expense (benefit) and pretax income (loss) in quarterly and year-to-date periods. The income tax expense (benefit) for such unusual and/or infrequent items is recorded in the quarterly period such items are incurred.

The Company routinely reviews valuation allowances recorded against deferred tax assets on a more likely than not basis in evaluating whether the Company has the ability to realize the deferred tax assets. In making such a determination, the Company takes into consideration all available and appropriate positive and negative evidence, including projected future taxable income, future reversals of existing taxable temporary differences, available tax planning strategies and taxable income in prior carryback years, if available. Considering these factors, a possibility exists that the Company may record or release a portion of a valuation allowance against some deferred tax assets each quarterly period, which could create volatility in the Company’s future effective tax rate.

The Company recorded an income tax benefit of $11.3 million and $11.5 million for the three and nine months ended September 30, 2016, respectively, and an income tax provision of $0.4 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. The income tax benefit for the three and nine months ended September 30, 2016 includes the release of $11.9 million of the Company’s existing valuation allowance against its U.S. deferred tax assets and additional foreign, U.S. federal, and state income tax expenses. The Company considered all available positive and negative evidence in making a determination to release a portion of its existing valuation allowance. Such evidence included, among others, the Company’s history of profitability and losses, jurisdictional income recognition trends, forecasted income by jurisdiction and three years of cumulative taxable income in the U.S. federal tax jurisdiction as of September 30, 2016.

Therefore, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that it will utilize its U.S. deferred tax assets. As a result of the valuation allowance release, a deferred tax asset of $11.9 million is reflected on the accompanying condensed consolidated balance sheet as of September 30, 2016. The related $11.9 million effect on the accompanying condensed consolidated statement of operations for the fiscal period ended September 30, 2016 is a non-cash income tax benefit.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in the aforementioned valuation allowance, stock option expenses due to disqualifying disposition of incentive stock options, changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

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

The FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during November 2015, which simplifies the presentation of deferred income taxes. This ASU provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted this standard effective December 31, 2015 on a retrospective basis which resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset as of December 31, 2015. The adoption of this ASU had no impact on the balance sheet or income statement as the Company had a full valuation allowance as of December 31, 2015.

The FASB issued ASU No. 2015-11, Inventory in July 2015 to require entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The Company early adopted this ASU which had no material impact on the financial statements.

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

Note 3.   Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of September 30, 2016				As of December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$55,907	$–	$–	$55,907	$28,074	$–	$–	$28,074
Restricted cash	4,285	–	–	4,285	4,719	–	–	4,719
Short term investments	47	–	–	47	7,886	–	–	7,886
Total assets	$60,239	$–	$–	$60,239	$40,679	$–	$–	$40,679
Liabilities:
Bank acceptance payable	–	3,231	–	3,231	–	2,998	–	2,998
Total liabilities	$–	$3,231	$–	$3,231	$–	$2,998	$–	$2,998

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

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Numerator:
Net income	$17,736	$2,700	$17,009	$8,114
Denominator:
Weighted average shares used to compute net income per share
Basic	17,151	15,869	17,058	15,220
Effective of dilutive securities	1,210	825	897	965
Diluted	18,361	16,694	17,954	16,185
Net income per share
Basic	$1.03	$0.17	$1.00	$0.53
Diluted	$0.97	$0.16	$0.95	$0.50

There were no securities that were excluded from the computation of diluted net income per share.

Note 5.   Inventories

Inventories, net of inventory writedowns, consist of the following for the periods indicated (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$7,326	$22,240
Work in process and sub-assemblies	28,852	30,766
Finished goods	18,741	13,232
	$54,919	$66,238

The lower of cost or market adjustment expensed for inventory for the three months ended September 30, 2016 and 2015 was $0.9 million for each period. The lower of cost or market adjustment expensed for inventory for the nine months ended September 30, 2016 and 2015 was $2.8 million and $2.2 million, respectively.

Note 6.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2016	December 31, 2015
Land improvements	$863	$863
Building and improvements	67,716	27,255
Machinery and equipment	105,723	88,882
Furniture and fixtures	4,323	2,422
Computer equipment and software	6,526	5,615
Transportation equipment	244	294
	185,395	125,331
Less accumulated depreciation and amortization	(47,095)	(37,970)
	138,300	87,361
Construction in progress	1,115	21,237
Land	1,101	1,101
Property, plant and equipment, net	$140,516	$109,699

For the three months ended September 30, 2016 and 2015, depreciation expense of property, plant and equipment was $3.6 million and $2.3 million, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expense of property, plant and equipment was $9.6 million and $6.4 million, respectively.

Included in depreciation expense was $2.1 million and $1.4 million recorded as cost of sales for the three months ended September 30, 2016 and 2015, respectively. Included in depreciation expense was $6.0 million and $3.8 million recorded as cost of sales for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016 and December 31, 2015, there was $167,000 and $121,000 of capitalized interest recorded in construction in progress and building, respectively.

Note 7.   Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2016
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$5,894	$(1,893)	$4,001
Trademarks	14	(11)	3
Total intangible assets, net	$5,908	$(1,904)	$4,004

	December 31, 2015
	Gross Amount	Accumulated amortization	Intangible assets, net
Patents	$5,446	$(1,551)	$3,895
Trademarks	14	(9)	5
Total intangible assets, net	$5,460	$(1,560)	$3,900

For the three months ended September 30, 2016 and 2015, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $115,000 and $104,000, respectively. For the nine months ended September 30, 2016 and 2015, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $337,000 and $305,000, respectively.

The remaining weighted average amortization period for intangible assets is approximately 9 years.

Note 8.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2016	December 31, 2015
Revolving line of credit with a U.S. bank up to $40,000 with interest at LIBOR plus 2%, maturing June 30, 2018	$30,000	$23,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing July 31, 2019	3,208	4,150
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing June 30, 2020	9,750	2,000
Construction loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2% maturing January 26, 2022	21,826	8,588
Revolving line of credit with a Taiwan bank up to $10,333 with interest based on the bank's corporate interest rate index plus 1.5%, or 1.70% maturing on November 30, 2016	6,303	2,588
Revolving line of credit with a Taiwan bank up to $6,600 with interest at Taiwan deposit index plus 0.41% or LIBOR plus 1.7% maturing on February 6, 2017	2,204	4,475
Revolving line of credit with a Taiwan bank up to $6,000 with interest at Taiwan Time Deposit Interest Rate Index plus 1% or LIBOR plus 1% maturing on November 27, 2016	1,983	3,407
Revolving line of credit with the Taiwan branch of a China bank up to $10,000 with interest at LIBOR plus 1.5% or Taiwan Interbank Offered Rate plus 0.9% , maturing March 15, 2017	6,856	9,418
Note payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018 and June 30, 2018	3,521	4,851
Note payable to a finance company due in monthly installments with 4% interest, maturing March 31, 2019	6,642	–
Revolving line of credit with a China bank up to $13,300 with interest of 3.15% for 3-month term	–	2,428
Total	92,293	64,905
Less current portion	(25,092)	(30,908)
Non-current portion	$67,201	$33,997

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $730, and maturity dates ranging from October 2016 to January 2017	3,231	2,998

The current portion of long-term debt is the amount payable within one year of the balance sheet date of September 30, 2016. The one-month London Interbank Offered Rate (LIBOR) was 0.4939% on September 30, 2016.

Maturities of long-term debt are as follows for the future one-year periods ending September 30 (in thousands):

2017	$25,092
2018	8,137
2019	36,181
2020	3,681
2021	700
2022 thereafter	18,502
Total outstanding	$92,293

On June 24, 2016, the Company entered into a First Amendment to its Credit Agreement with East West Bank and Comerica Bank (“First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased the Company’s revolving lines of credit from $25 million to $40 million, which mature on June 30, 2018, and retains a $10.0 million term loan maturing on June 30, 2020. The First Amendment also provides for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was lowered by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. As of September 30, 2016, $30.0 million was outstanding under the revolving line of credit. As of September 30, 2016, $9.8 million was outstanding under the term loan.

The Company also has a term loan with East West Bank of $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. As of September 30, 2016, the outstanding balance was $3.2 million.

On June 24, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (“Modification Agreement”) to its Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of the Company’s campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015. Upon signing the original Construction Loan Agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Modification Agreement has a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment commenced on August 26, 2016, and continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bears interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate is reduced to LIBOR Borrowing Rate plus 2.0% under the Modification Agreement. As of September 30, 2016, there was $21.8 million outstanding under this loan agreement and there was $0.8 million in the restricted bank account.

On September 27, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (“Second Modifications”) to its Construction Loan Agreement with East West Bank. The Second Modifications amends and restates in part the Company’s Promissory Note and Construction Loan Agreement which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, is amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance shall be converted to a sixty-four (64) month term loan, amended from a sixty (66) month term loan, with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment is due on October 26, 2016 and will continue on the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and Modification Agreement remain unchanged.

The loan and security agreements with East West Bank and Comerica Bank require the Company to maintain certain financial covenants, including a minimum cash balance, a current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2016, the Company was in compliance with all covenants contained in these agreements.

On February 19, 2016, the Company’s Taiwan branch renewed and increased its credit facility originally dated January 6, 2015 with CTBC Bank Co. Ltd. in Taipei, Taiwan for 320 million New Taiwan dollars, or approximately $10.3 million, one year revolving credit facility. The obligations under the credit facility are unsecured up to $6.3 million; the remaining $4.0 million is available provided that the Company purchases the same amount of secured certificates of deposit with the bank. Borrowings under the credit facility bear interest at a rate based on the bank’s corporate interest rate index plus 1.5% for the unsecured portion of the credit facility and bank’s corporate interest rate index plus 0.93% for the secured portion of the credit facility, adjusted monthly. As of the execution of the credit facility, the bank’s corporate interest rate index is 0.71%. As of September 30, 2016, no balance was outstanding for the secured loan and $6.3 million was outstanding under this unsecured credit facility.

On April 8, 2016, the Company’s Taiwan branch renewed its 90 million New Taiwan dollars, or approximately $2.6 million, and 120 million New Taiwan dollars, or approximately $4.0 million, one year revolving credit facilities, originally dated March 9, 2015, with E. Sun Commercial Bank Co., Ltd. in Taipei, Taiwan. Borrowings under the 90 million New Taiwan dollars credit facility will bear interest at a rate equal to the LIBOR plus 1.7% divided by 0.946. Borrowings under the 120 million New Taiwan dollars credit facility will bear interest at a rate equal to the bank’s personal monthly time deposit interest rate plus 0.480%. Any future borrowings under the 120 million New Taiwan dollars credit facility are available provided that the Company purchases certificates of deposit in amounts equal to the borrowing from the bank. As of September 30, 2016, no balance was outstanding under the 120 million New Taiwan dollars credit facility and $2.2 million was outstanding under the 90 million New Taiwan dollars credit facility.

On December 22, 2015, the Company’s Taiwan branch renewed its $4.0 million credit facility, originally dated December 20, 2013, and entered into a $2.0 million, one year revolving credit facility agreement with Mega International Commercial Bank (“Mega Bank”). Obligations under the $4.0 million credit facility are available provided that the Company purchases certificates of deposit in amounts equal to the borrowing from Mega Bank. Borrowings under the $4.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76%. Borrowings under the $2.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.2%, divided by 0.946 for U.S. dollar borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76% but shall not be less than 1.90%; and other currency borrowings shall bear interest at a rate at the bank’s based lending rate plus 1.0%, divided by 0.946. As of September 30, 2016, $2.0 million was outstanding under the unsecured credit facility and no balance was outstanding under the $4.0 million credit facility.

On April 22, 2016, the Company’s Taiwan branch entered into a Comprehensive Credit Line Agreement originally dated April 1, 2015, with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on March 15, 2017. Borrowings under the Comprehensive Credit Line Agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and the Company’s China subsidiary. Borrowings under the Comprehensive Credit Line Agreement reduce the amounts available under the existing credit line between the bank and the Company’s China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the Comprehensive Credit Line Agreement bear interest at a rate negotiated separately for each drawing depending on the nature of the borrowings. As of September 30, 2016, $6.9 million was outstanding under this credit facility with interest rates at approximately 2.67%.

On June 30, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, the Company's Taiwan branch sold certain equipment to Chailease for a purchase price of 115,240,903 New Taiwan dollars, approximately $3.7 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 2,088,804 New Taiwan dollars, approximately $0.1 million, to 2,364,650 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 40,240,903 New Taiwan dollars, approximately $1.3 million. The Finance Lease Agreement has a three year term, with monthly payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of September 30, 2016, $3.5 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of September 30, 2016, $6.6 million was outstanding under this Finance Lease Agreement.

As of September 30, 2016, the Company’s Chinese subsidiary had credit facilities with China Construction Bank totaling $13.3 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. As of September 30, 2016, the Company’s Chinese subsidiary used $7.0 million of its credit facility and issued standby letters of credit as collateral for the Company’s Taiwan branch line of credit with China Construction Bank. As of September 30, 2016, the Company had no outstanding balance for the U.S. currency based loan. The outstanding balances of bank acceptance notes issued to vendors were $3.2 million with zero interest rate as of September 30, 2016.

As of September 30, 2016, the Company had $24.1 million of unused borrowing capacity.

As of September 30, 2016, there was $4.9 million of restricted cash, investments or security deposit associated mainly with the loan facilities.

Note 9.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll	$6,139	$6,757
Accrued rent	939	792
Accrued employee benefits	1,526	1,379
Accrued state and local taxes	451	372
Accrued income taxes	177	–
Advance payments	386	1,258
Accrued product warranty	486	412
Accrued commission expenses	162	126
Accrued professional fees	221	81
Accrued other	829	329
	$11,316	$11,506

Note 10.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Unrealized foreign exchange gain (loss)	$3,318	$(3,160)	$3,686	$(2,270)
Realized foreign exchange gain (loss)	(3,387)	393	(4,300)	552
Government subsidy income	125	3	145	202
Other non-operating gain	14	20	26	29
Loss on disposal of assets	(4)	(3)	(89)	(13)
	$66	$(2,747)	$(532)	$(1,500)

During the three and nine months ended September 30, 2016, $3.0 million of realized exchange loss was recognized when the company transferred assets and liabilities of its Taiwan branch office to Prime World International Holding Company, its wholly-owned subsidiary.

Note 11.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

The Company issued stock options, restricted stock awards (“RSAs”) and restricted units (“RSUs”) to employees, consultants and non-employee directors. Stock option awards generally vest over a four year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value on the date of the grant. Nonqualified and Incentive Stock Options, RSAs and RSUs may be granted from these plans. Prior to the Company’s initial public offering in September 2013, the fair market value of the Company’s stock had been historically determined by the board of directors and from time to time with the assistance of third party valuation specialists.

Stock Options

Options have been granted to the Company’s employees under the five incentive plans and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and 12.5% on a semi-annual basis thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity (in thousands, except per share data):

	Number of shares	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,310	$9.07		$4.59	–	$10,598
Exercised	(81)	6.79	$14.96	2.18	–	659
Forfeited	(9)	8.26		3.70	–	81
Outstanding at September 30, 2016	1,220	$9.23		$4.76	6.559	$15,839
Exercisable at September 30, 2016	965	$8.99		$4.60	6.460	$12,762
Vested and expected to vest	1,207	$9.22		$4.75	6.555	$15,686

As of September 30, 2016, there was approximately $1.2 million of unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over 1 year.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

	Number of shares	Weighted Average Share Price on Date of Release	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	152		$11.20	$2,611
Granted	496		15.72	7,798
Released	(119)	$13.34	13.95	1,587
Cancelled/Forfeited	(6)		15.30	101
Outstanding at September 30, 2016	523		$14.81	$11,620
Exercisable at September 30, 2016	14		$11.41	$311
Vested and expected to vest	504		$14.80	$11,199

As of September 30, 2016, there was $6.9 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 3.12 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Share-Based compensation - by expense type
Cost of sales	$53	$17	$140	$52
Research and development	165	55	437	165
Sales and marketing	97	58	264	162
General and administrative	732	387	1,989	1,188
	$1,047	$517	$2,830	$1,567

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Share-Based compensation - by award type
Employee stock options	$374	$388	$1,111	$1,152
Restricted stock units/awards	673	129	1,719	415
	$1,047	$517	$2,830	$1,567

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

Public Offerings of Common Stock

On June 3, 2015, the Company filed a Securities Registration Statement on Form S-3 (the “Form S-3”) with the Securities and Exchange Commission effective June 23, 2015, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $140 million. In connection with the Company’s Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. (the “sales agent”) pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $40 million (the “ATM Offering”) from time to time through the sales agent. The Company completed its ATM Offering in August 2015 and sold 1.9 million shares at a weighted average price of $21.54 per share, providing proceeds of $38.6 million, net of expenses and underwriting discounts and commissions.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
United States	$7,277	$5,218	$15,314	$13,295
Taiwan	44,723	43,220	126,991	97,802
China	18,137	8,647	33,508	25,854
	$70,137	$57,085	$175,813	$136,951

	As of the period ended
	September 30,	December 31,
	2016	2015
Long-lived assets:
United States	$61,891	$44,280
Taiwan	51,629	45,420
China	31,814	24,753
	$145,334	$114,453

Note 14.  Subsequent Events

On October 17, 2016, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, effective November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $250 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Overview

We are a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, or CATV, fiber-to-the-home, or FTTH, and telecommunication, or telecom. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within all four of our target markets, which increasingly demand faster connectivity and innovation.

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. To address this increased bandwidth demand, CATV and telecommunications service providers are competing directly against each other by providing bundles of voice, video and data services to their subscribers and investing to enhance the capacity, reliability and capability of their networks. The trend of rising bandwidth consumption also impacts the internet data center market, as reflected in the shift to higher speed server connections. As a result of these trends, fiber-optic networking technology is becoming essential in all four of our target markets, as it is often the only economic way to deliver the desired bandwidth.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are partnered with our manufacturing locations and we have an additional research and development center in Lawrenceville, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE process), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our U.S. facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, FTTH, telecom, and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures and each such facility is certified to ISO 9001:2008. Our facilities in Ningbo, China, Taipei, Taiwan, and Sugar Land, TX are all certified to ISO 14001:2004.

Our sales model focuses on direct engagement and close coordination with our customers to determine product design, qualifications, and performance through coordination of our sales, product engineering and manufacturing teams. Our strategy is to use our direct sales force to sell to key accounts within our markets, increasing product penetration within those customers while also growing our overall customer base in certain international and domestic markets. We have direct sales personnel in each of our U.S., Taiwan and China locations focusing on a direct and local interaction with our CATV, FTTH, telecom and internet data center customers. Throughout our sales cycle, we work closely with our customers to achieve design wins that we believe provide long-lasting relationships and promote higher customer retention.

Our principal executive offices are located at 13139 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands):

	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2016		2015		2016		2015
Revenue, net	$70,137	100.0%	$57,085	100.0%	$175,813	100.0%	$136,951	100.0%
Cost of goods sold	46,976	67.0%	39,032	68.4%	121,097	68.9%	92,116	67.3%
Gross profit	23,161	33.0%	18,053	31.6%	54,716	31.1%	44,835	32.7%
Operating expenses
Research and development	8,362	11.9%	5,386	9.4%	24,572	13.9%	14,892	10.9%
Sales and marketing	1,594	2.3%	1,582	2.8%	4,884	2.8%	4,748	3.5%
General and administrative	6,445	9.2%	4,963	8.7%	18,084	10.3%	14,500	10.5%
Total operating expenses	16,401	23.4%	11,931	20.9%	47,540	26.9%	34,140	24.9%
Income from operations	6,760	9.6%	6,122	10.7%	7,176	4.2%	10,695	7.8%
Other income (expense)
Interest income	40	0.1%	82	0.1%	206	0.1%	236	0.2%
Interest expense	(462)	-0.7%	(351)	-0.6%	(1,313)	-0.7%	(776)	-0.6%
Other income (expense), net	66	0.1%	(2,747)	-4.8%	(532)	-0.3%	(1,500)	-1.1%
Total other expense	(356)	-0.5%	(3,016)	-5.3%	(1,639)	-0.9%	(2,040)	-1.5%
Income before income taxes	6,404	9.1%	3,106	5.4%	5,537	3.3%	8,655	6.3%
Income tax (expense) benefit	11,332	16.2%	(406)	-0.7%	11,472	6.5%	(541)	-0.4%
Net income	$17,736	25.3%	$2,700	4.7%	$17,009	9.8%	$8,114	5.9%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, FTTH and telecom markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
CATV	18.4%	24.9%	17.1%	31.2%
Data Center	75.5%	67.6%	75.8%	61.7%
FTTH	0.7%	1.7%	0.8%	1.7%
Telecom	4.9%	5.4%	5.7%	5.0%
Other	0.5%	0.4%	0.6%	0.4%
	100.0%	100.0%	100.0%	100.0%

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2016	2015	Amount	%		2016	2015	Amount	%
CATV	$12,891	$14,233	$(1,342)	(9.4%	)	$30,143	$42,675	$(12,532)	(29.4%	)
Data Center	52,949	38,591	14,358	37.2%		133,209	84,517	48,692	57.6%
FTTH	476	962	(486)	(50.5%	)	1,333	2,371	(1,038)	(43.8%	)
Telecom	3,441	3,078	363	11.8%		10,082	6,867	3,215	46.8%
Other	380	221	159	71.9%		1,046	521	525	100.8%
Total Revenue	$70,137	$57,085	$13,052	22.9%		$175,813	$136,951	$38,862	28.4%

Growth in the three months ended September 30, 2016 was driven primarily by increasing revenue from our internet data center customers, and we also anticipate that our revenue derived from this market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market.

During the third quarter of 2016 and nine months ended September 30, 2016, revenues in the internet data center market were driven primarily by increasing demand for our 40 gigabits per second and 100 Gbps transceivers as our customers continued to upgrade their technology infrastructure, partially offset by a decrease in demand for our older 10G products. The decrease in revenue in our FTTH market is due to a decline in demand for certain older legacy products. Demand for these legacy products is expected to continue to fluctuate. The decrease in revenues in the CATV market for the year was a result of lower demand from certain customers who resold our product into foreign markets where currencies had weakened. The increase in revenue in our telecom market is due to increased sales of products that were introduced within the last 12-18 months. These products are used in a variety of interconnect applications within telecom networks.

For the three and nine months ended September 30, 2016 and 2015, our top ten customers represented 95.5% and 95.2% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended September 30,
	2016		2015		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$46,976	67.0%	$39,032	68.4%	$7,944	20.4%
Gross margin	23,161	33.0%	18,053	31.6%	5,108	28.3%

	Nine months ended September 30,
	2016		2015		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$121,097	68.9%	$92,116	67.3%	$28,981	31.5%
Gross margin	54,716	31.1%	44,835	32.7%	9,881	22.0%

Cost of goods sold increased by $7.9 million, or 20.4%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a 22.9% increase in sales over the prior year. The increase in gross margin for the three months ended September 30, 2016 compared to the same period ended September 30, 2015 was primarily the result of lower production costs associated with certain 40G and 100G products, along with increased revenue from our CATV products.

Operating expenses

	Three months ended September 30,
	2016		2015		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,362	11.9%	$5,386	9.4%	$2,976	55.3%
Sales and marketing	1,594	2.3%	1,582	2.8%	12	0.8%
General and administrative	6,445	9.2%	4,963	8.7%	1,482	29.9%
Total operating expenses	$16,401	23.4%	$11,931	20.9%	$4,470	37.5%

	Nine months ended September 30,
	2016		2015		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$24,572	14.0%	$14,892	10.9%	$9,680	65.0%
Sales and marketing	4,884	2.8%	4,748	3.5%	136	2.9%
General and administrative	18,084	10.3%	14,500	10.5%	3,584	24.7%
Total operating expenses	$47,540	27.0%	$34,140	24.9%	$13,400	39.3%

Research and development expense

Research and development expense increased by $3.0 million, or 55.3%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, research and development expense increased $9.7 million, or 65.0% as compared to the nine months ended September 30, 2015. This increase was primarily due to increases in personnel costs, R&D work orders, R&D material usage and other project costs related to 40G and 100G data center products, DOCSIS 3.1-capable CATV products, including remote-PHY products, and other new product development, and an increase in depreciation expense resulting from additional R&D equipment investments, and additional depreciation expenses related to our new building in Sugar Land.

Sales and marketing expense

Sales and marketing expense remained unchanged for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, sales and marketing expense increased $0.1 million as compared to the nine months ended September 30, 2015. This increase was due to an increase in personnel costs offset by a decrease in commissions paid to sales personnel.

General and administrative expense

General and administrative expense increased by $1.5 million, or 29.9%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, general and administrative expense increased by $3.6 million, or 24.7% as compared to the nine months ended September 30, 2015. This was primarily due to an increase in personnel costs, professional fees, share-based compensation, and overhead costs associated with our new building in Sugar Land.

Other income (expense), net

	Three months ended September 30,
	2016			2015			Change
		% of			% of
	Amount	Revenue		Amount	Revenue		Amount	%
	(in thousands, except percentages)
Interest income	$40	0.1%		$82	0.1%		(42)	(51.2%	)
Interest expense	(462)	(0.7%	)	(351)	(0.6%	)	(111)	31.6%
Other income (expense), net	66	0.1%		(2,747)	(4.8%	)	2,813	102.4%
Total Other expense, net	$(356)	(0.5%	)	$(3,016)	(5.3%	)	$2,660	88.2%

	Nine months ended September 30,
	2016			2015			Change
		% of			% of
	Amount	Revenue		Amount	Revenue		Amount	%
	(in thousands, except percentages)
Interest income	$206	0.1%		$236	0.2%		$(30)	(12.7%	)
Interest expense	(1,313)	(0.7%	)	(776)	(0.6%	)	(537)	69.2%
Other income (expense), net	(532)	(0.3%	)	(1,500)	(1.1%	)	968	64.5%
Total Other expense, net	$(1,639)	(0.9%	)	$(2,040)	(1.5%	)	$401	19.7%

Interest income decreased 51.2% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased 12.7% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to lower cash balances during the period.

Interest expense increased 31.6% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased 69.2% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This was due to borrowing activities to fund the expansion projects, including the expansion of our Sugar Land facility.

Other income (expense) increased by $2.8 million for the three months ended September 30, 2016 compared to the same period of the prior year due to unrealized exchange gains resulting from the favorable fluctuation of certain Asian currencies against the U.S. dollar. Other income (expense) increased by $1.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to a $5.9 million increase in unrealized gain resulting from the favorable fluctuation of certain Asian currencies against the U.S. dollar, offset by a $4.9 million increase in realized exchange loss arising from foreign currency transactions. $3.0 million of realized exchange loss was recognized when the company transferred assets and liabilities of its Taiwan branch office to Prime World International Holding Company, its wholly-owned subsidiary. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We received $0.1 million of subsidies in each of the three and nine months ended September 30, 2016 compared to $0.0 and $0.2 million for the same periods in 2015.

Provision for income taxes

	Three months ended September 30,
	2016	2015	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$11,332	$(406)	$(11,738)	(2891.1%	)

	Nine months ended September 30,
	2016	2015	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$11,472	$(541)	$(12,013)	(2220.5%	)

We recorded an income tax benefit of $11.3 million and $11.5 million for the three and nine months ended September 30, 2016, respectively, as compared to a tax provision of $0.4 million and $0.5 million for the three and nine months ended September, 2015, respectively. The income tax benefit recorded in the three and nine months ended September 30, 2016 was related to the release of the valuation allowance previously recorded against deferred tax assets.

Liquidity and Capital Resources

From inception until our initial public offering in September 2013, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. As of September 30, 2016, we had $24.1 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2016, our cash, cash equivalents, restricted cash and short-term investments totaled $60.2 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$28,368	$(17,738)
Net cash used in investing activities	(31,906)	(35,657)
Net cash provided by financing activities	26,554	59,047
Effect of exchange rates on cash and cash equivalents	4,817	(235)
Net increase in cash and cash equivalents	$27,833	$5,417

Operating activities

For the nine months ended September 30, 2016, net cash provided by operating activities was $28.4 million. During the nine months ended September 30, 2016, we recorded net income of $17.0 million. The net income included non-cash charges, including depreciation and amortization of $9.9 million, share-based compensation expense of $2.8 million, non-cash increases to our inventory reserve account of $2.8 million, deferred income tax benefit of $11.9 million from the release of our valuation allowance and an unrealized exchange gain of $3.5 million. Cash provided by operating activities primarily related to a $9.4 million decrease in inventory related to sales orders and cash provided by the increase of accounts payable to our vendors of $3.9 million. These increases were offset by an increase in our accounts receivable of $5.4 million from the sale of our products in excess of collection of trade receivables.

For the nine months ended September 30, 2015, net cash used in operating activities was $17.7 million. During the nine months ended September 30, 2015, we recorded net income of $8.1 million. The net income included non-cash charges, including depreciation and amortization of $6.7 million, share-based compensation expense of $1.6 million and non-cash increases to our inventory reserve account of $2.2 million. Cash used in operating activities was primarily related to a $30.6 million increase in inventory related to sales orders, an increase of $9.8 million in our accounts receivable from the sale of our products, a decrease of $4.1 million in other current assets, offset by $1.7 million of cash provided by an increase in accounts payable to our vendors.

Investing activities

For the nine months ended September 30, 2016, net cash used in investing activities was $31.9 million mainly for the purchase of additional machinery and equipment and investment in construction of our U.S. plant of $40.3 million, offset by the maturity of short term investments of $7.7 million.

For the nine months ended September 30, 2015, net cash used in investing activities was $35.7 million, $31.9 million for the purchase of additional machinery and equipment and investment in construction of our U.S. plant and $2.4 million used to increase deposits and deferred charges.

Financing activities

For the nine months ended September 30, 2016, our financing activities provided $26.6 million in cash. We received $28.9 million in net long-term borrowings associated with our bank loans, offset by $4.0 million of principal payment. In addition, we received net $1.3 million cash from our line of credit facility and $0.3 million of net cash receipt from acceptances payable.

For the nine months ended September 30, 2015, our financing activities provided $59.0 million in cash. We received $21.8 million in net borrowings associated with our bank loans, $2.0 million in net proceeds from acceptances payable, offset by increased restricted cash of $3.1 million related to our bank loan requirements. We also received $38.7 million in net proceeds from our ATM Offering which was completed in August, 2015.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank and Comerica Bank in the U.S., lines of credit and financing agreements for our Taiwan branch and several lines of credit arrangements for our China subsidiary. As of September 30, 2016, we had $24.1 million of unused borrowing capacity.

On June 24, 2016, we entered into a First Amendment to our Credit Agreement with East West Bank and Comerica Bank (“First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased our revolving lines of credit from $25 million to $40 million, which mature on June 30, 2018, and retains a $10.0 million term loan maturing on June 30, 2020. The First Amendment also provides for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was lowered by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. As of September 30, 2016, $30.0 million was outstanding under the revolving line of credit. As of September 30, 2016, $9.8 million was outstanding under the term loan.

We also have a term loan with East West Bank of $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. As of September 30, 2016, the outstanding balance was $3.2 million.

On June 24, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (“Modification Agreement”) to our Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of the Company’s campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015. Upon signing the original Construction Loan Agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Modification Agreement has a fifteen month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment commenced on August 26, 2016, and continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bears interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate is reduced to LIBOR Borrowing Rate plus 2.0% under the Modification Agreement. As of September 30, 2016, there was $21.8 million outstanding under this loan agreement and there was $0.8 million in the restricted bank account.

On September 27, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (“Second Modifications”) to its Construction Loan Agreement with East West Bank. The Second Modifications amends and restates in part the Company’s Promissory Note and Construction Loan Agreement which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, is amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance shall be converted to a sixty-four (64) month term loan, amended from a sixty (66) month term loan, with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment is due on October 26, 2016 and will continue on the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remain unchanged.

The loan and security agreements with East West Bank and Comerica Bank require us to maintain certain financial covenants, including a minimum cash balance, a current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2016, we were in compliance with all covenants contained in these agreements.

On February 19, 2016, our Taiwan branch renewed and increased its credit facility originally dated January 6, 2015 with CTBC Bank Co. Ltd. in Taipei, Taiwan for 320 million New Taiwan dollars, or approximately $10.3 million, one year revolving credit facility. The obligations under the credit facility are unsecured up to $6.3 million; the remaining $4.0 million is available provided that we purchase the same amount of secured certificates of deposit with the bank. Borrowings under the credit facility bear interest at a rate based on the bank’s corporate interest rate index plus 1.5% for the unsecured portion of the credit facility and bank’s corporate interest rate index plus 0.93% for the secured portion of the credit facility, adjusted monthly. As of the execution of the credit facility, the bank’s corporate interest rate index is 0.71%. As of September 30, 2016, no balance was outstanding for the secured loan and $6.3 million was outstanding under this unsecured credit facility.

On April 8, 2016, our Taiwan branch renewed its 90 million New Taiwan dollars, or approximately $2.6 million, and 120 million New Taiwan dollars, or approximately $4.0 million, one year revolving credit facilities, originally dated March 9, 2015, with E. Sun Commercial Bank Co., Ltd. in Taipei, Taiwan. Borrowings under the 90 million New Taiwan dollars credit facility will bear interest at a rate equal to the LIBOR plus 1.7% divided by 0.946. Borrowings under the 120 million New Taiwan dollars credit facility will bear interest at a rate equal to the bank’s personal monthly time deposit interest rate plus 0.480%. Any future borrowings under the 120 million New Taiwan dollars credit facility are available provided that we purchase certificates of deposit in amounts equal to the borrowing from the bank. As of September 30, 2016, we have no balance outstanding under the 120 million New Taiwan dollars credit facility and we have $2.2 million outstanding under the 90 million New Taiwan dollars credit facility.

On December 22, 2015, our Taiwan branch renewed its $4.0 million credit facility, originally dated December 20, 2013, and entered into a $2.0 million, one year revolving credit facility agreement with Mega International Commercial Bank (“Mega Bank”). Obligations under the $4.0 million credit facility are available provided that we purchase certificates of deposit in amounts equal to the borrowing from Mega Bank. Borrowings under the $4.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76%. Borrowings under the $2.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.2%, divided by 0.946 for U.S. dollar borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76% but shall not be less than 1.90%; and other currency borrowings shall bear interest at a rate at the bank’s based lending rate plus 1.0%, divided by 0.946. As of September 30, 2016, $2.0 million was outstanding under the unsecured credit facility and no balance was outstanding under the $4.0 million credit facility.

On April 22, 2016, our Taiwan branch entered into a Comprehensive Credit Line Agreement originally dated April 1, 2015, with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on March 15, 2017. Borrowings under the Comprehensive Credit Line Agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the Comprehensive Credit Line Agreement reduce the amounts available under the existing credit line between the bank and our China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the Comprehensive Credit Line Agreement bear interest at a rate negotiated separately for each drawing depending on the nature of the borrowings. As of September 30, 2016, $6.9 million was outstanding under this credit facility with interest rates at approximately 2.67%..

On June 30, 2015, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 115,240,903 New Taiwan dollars, approximately $3.7 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 2,088,804 New Taiwan dollars, approximately $0.1 million, to 2,364,650 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 40,240,903 New Taiwan dollars, approximately $1.3 million. The Finance Lease Agreement has a three year term, with monthly payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of September 30, 2016, $3.5 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of September 30, 2016, $6.6 million was outstanding under this Finance Lease Agreement.

As of September 30, 2016, our Chinese subsidiary had credit facilities with China Construction Bank totaling $13.3 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. As of September 30, 2016, our Chinese subsidiary used $7.0 million of its credit facility and issued standby letters of credit as collateral for our Taiwan branch line of credit with China Construction Bank. As of September 30, 2016, we had no outstanding balance for the U.S. currency based loan. The outstanding balances of bank acceptance notes issued to vendors were $3.2 million with zero interest rate as of September 30, 2016.

As of September 30, 2016, there was $4.9 million of restricted cash, investments or security deposit associated mainly with the loan facilities.

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

Future liquidity needs

We believe that our existing cash and cash equivalents, and cash flows from our operating activities and borrowings from our lenders, will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the expansion of our manufacturing capacity and the continuing market acceptance of our products. In the event that additional liquidity is required to meet our long-term investments, we may need to explore additional sources of liquidity by additional bank credit facilities or raising capital through additional equity or debt financing including our equity financing under our Registration Statement filed with the SEC in October 2016. The sale of additional equity or debt security could result in additional dilution to our stockholders, and its terms and prices may not be acceptable to us. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank acceptance payable and long-term debt(1)	$95,524	$28,323	$44,319	$4,381	$18,501
Operating leases(2)	13,039	913	2,893	5,187	4,046

Total commitments	$108,563	$29,236	$47,212	$9,568	$22,547

(1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, term loans and bank acceptance notes. The amount presented in the table represents the principal portion of the obligations.
(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan.

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

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2016, we did not, and we do not currently, have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Part II. Other Information

Item 1.   Legal Proceedings

As of September 30, 2016, we were not involved in any material pending legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in our Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. If any of the following risks actually occur, we may be unable to conduct our business as currently planned and our financial condition and results of operations could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks and you may lose all or part of your investment.

Risks Inherent in Our Business

We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. In 2015, 2014 and 2013 and the three and nine months ended September 30, 2016, our top ten customers represented 88.7%, 87.2%, 76.9%, 95.5% and 95.2% of our revenue, respectively. In 2015, Amazon represented 52.5% of our revenue, Microsoft represented 11.6% of our revenue, and Cisco represented 10.4% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

Adverse events affecting our key customers could also negatively affect our ability to retain their business and obtain new purchase orders, which could adversely affect our revenue and results of operations. For example, in recent years, there has been consolidation among various network equipment manufacturers and this trend is expected to continue. For example, in January 2016, Arris Group Inc. (“Arris”) completed its purchase of Pace Plc (“Pace”). Pace and Arris have historically been our customers, and if we fail to achieve historical levels of sales of our products to the new entity, the loss or reduction in sales could have an adverse effect on our business, financial condition, results of operations, and cash flows. We are unable to predict the impact that industry consolidation would have on our existing or potential customers. We may not be able to offset any potential decline in revenue arising from the consolidation of our existing customers with revenue from new customers or additional revenue from the merged company.

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

In 2015, we began construction of two new buildings located immediately adjacent to our existing headquarters building in Sugar Land, TX. The construction of these two new buildings was completed in May, 2016. The estimated cost of construction for these new facilities is approximately $33 million, and we expect to invest significant additional resources to add production equipment to the new facilities. Much of this equipment must be ordered far in advance of its delivery date, and accordingly we must make the decision to purchase equipment long before we see additional orders for our products. While we endeavor to order equipment that is flexible in utilization, if we over-estimate aggregate demand for our products, or if we fail to accurately predict the types of products that customers will demand in the future, we may be forced to under-utilize this equipment, which could result in asset impairment charges, additional costs to reconfigure equipment to be used in other production, or other charges that would negatively affect our results of operations. Any delay to our start-up schedule for this new equipment could cause us to have insufficient production capacity to meet customer orders.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our wafer fabrication facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use our Molecular Beam Epitaxy, or MBE, fabrication process to make our lasers, in addition to Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our MBE fabrication process relies on custom-manufactured equipment. If our MBE or MOCVD fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers, which would negatively affect our sales, competitive position and reputation. We may also experience delays in production, typically in February, during the Chinese New Year holiday when our facilities in China and Taiwan are closed.

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

If we raise additional funds through the issuance of our common stock or convertible securities, the ownership interests of our stockholders could be significantly diluted. These newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Additional financing may not, however, be available on terms favorable to us, or at all, if and when needed, and our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our infrastructure or respond to competitive pressures could be significantly limited. If we cannot raise required capital when needed, including under our Registration Statement filed with the SEC in October 2016, we may be unable to meet the demands of existing and prospective customers, adversely affecting our sales and market opportunities and consequently our business, financial condition and results of operations.

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

As of December 31, 2015, we had U.S. accumulated net operating losses, or NOLs, of approximately $50.3 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Based upon an analysis of our equity ownership, we believe that we have experienced ownership changes and therefore our annual utilization of our NOLs is limited. In addition, should we experience additional ownership changes, our NOL carry forwards may be further limited.

Changes in our effective tax rate may adversely affect our results of operation and our business.

We are subject to income taxes in the U.S. and other foreign jurisdictions, including China and Taiwan. In addition, we are subject to various state taxes in states where we have nexus. We base our tax position on the anticipated nature and conduct of our business and our understanding of the tax laws of the countries and states in which we have assets or conduct activities. Our tax position may be reviewed or challenged by tax authorities. Moreover, the tax laws currently in effect may change, and such changes may have retroactive effect. We have inter-company arrangements in place providing for administrative and financing services and transfer pricing, which involve a significant degree of judgment and are often subject to close review by tax authorities. The tax authorities may challenge our positions related to these agreements. If the tax authorities successfully challenge our positions, our effective tax rate may increase, adversely affecting our results of operation and our business.

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

Public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company. We filed our initial conflict minerals report on Form SD on May 31, 2016. We may determine, as part of our compliance efforts, that certain products or components we obtain from our suppliers contain conflict minerals. If we are unable to conclude that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on our business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $20.6 million, $22.0 million and $31.9 million or 11.0% 16.9% and 40.6%, of our revenue in the years ended December 31, 2015, 2014 and 2013 was attributable to our product manufacturing plants in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 22% and 26% as of December 31, 2015 and 2014, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

The China Labor Contract Law, together with its implementing rules, provides increased rights to Chinese employees. Previously, an employer had discretionary power in deciding the probation period, not to exceed six months. Additionally, the employment contract could only be terminated for cause. Under these rules, the probation period varies depending on contract terms and the employment contract can only be terminated during the probation period for cause upon three days’ notice. Additionally, an employer may not be able to terminate a contract during the probation period on the grounds of a material change of circumstances or a mass layoff. The law also has specific provisions on conditions when an employer has to sign an employment contract with open-ended terms. If an employer fails to enter into an open-ended contract in certain circumstances, the employer must pay the employee twice their monthly wage beginning from the time the employer should have executed an open-ended contract. Additionally, an employer must pay severance for nearly all terminations, including when an employer decides not to renew a fixed-term contract. These laws may increase our costs and reduce our flexibility.

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

The trading market for our common stock depends on the research and reports that research analysts publish about us and our business. The price of our common stock could decline if one or more research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

As an “emerging growth company” within the meaning of the Securities Act, we utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

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

APPLIED OPTOELECTRONICS, INC.

Date: November 8, 2016	By:	/s/ Stefan J. Murry Stefan J. Murry Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).
10.1*	Change in Terms Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2016).
10.2*	Notice of Final Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2016).
10.3*	Second Modification to the Construction Loan Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2016).
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________

*	Incorporated herein by reference to the indicated filing.

**	Filed herewith.

