Form 10-K
period 2016-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2017-03-09
CIK 1158114

Mp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2016, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $180.9 million based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 30, 2016 of $11.15 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2017, the Registrant had 18,677,878 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2016.

Applied Optoelectronics, Inc.

PART I

Item 1. Business

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management, including statements appearing under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,” “strategy,” “future,” “likely,” or “would” or by other similar expressions that convey uncertainty of future events or outcomes.  These forward-looking statements involve risks and uncertainties, as well as assumptions and current expectations, which could cause the company’s actual results to differ materially from those anticipated in such forward-looking statements. These risks and uncertainties include but are not limited to: reduction in the size or quantity of customer orders; change in demand for the company’s products due to industry conditions; changes in manufacturing operations; volatility in manufacturing costs; delays in shipments of products; disruptions in the supply chain; change in the rate of design wins or the rate of customer acceptance of new products; the company’s reliance on a small number of customers for a substantial portion of its revenues;  pricing pressure; a decline in demand for our customers products or their rate of deployment of their products; general conditions in the CATV, internet data center, FTTH, or telecom markets; changes in the world economy (particularly in the United States and China); the negative effects of seasonality; and other risks and uncertainties described more fully under “Risk Factors” in this Annual Report on Form 10-K and those discussed in the company’s other documents filed with or furnished to the Securities and Exchange Commission. You should not rely on forward-looking statements as predictions of future events. All forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date hereof, and qualified in their entirety by this cautionary statement. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in the company’s expectations.

BUSINESS

Overview

We are a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, or CATV, fiber-to-the-home, or FTTH, and telecommunications, or telecom. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

The CATV market is our most established market, for which we supply a broad array of products including lasers, transmitters and transceivers, and turn-key equipment. Sales of headend, node and distribution equipment have contributed significantly to our revenue in recent years as a result of our ability to meet the needs of CATV equipment vendors who have continued to outsource both the design and manufacturing of this equipment. While equipment vendors have relied upon third parties to assemble portions of their products, within the past seven years certain of our customers have accelerated the outsourcing of the design and manufacturing of both headend equipment and node equipment to third parties. The shift is due in part to the sophisticated engineering expertise needed to perform this work. We believe that our extensive high-speed optical, mixed-signal semiconductor and mechanical engineering capabilities position us well to benefit from these industry dynamics.

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

In 2016, our revenue was $260.7 million and our gross margin was 33.4%. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 34.1% between 2009 and 2016. In the years ended December 31, 2016, 2015 and 2014, we had net income of $31.2 million, $10.8 million and $4.3 million, respectively, and our accumulated deficit at December 31, 2015 and December 31, 2016 was $68.2 million and $37.0 million, respectively. In 2016, we earned 77.2% of our total revenue from the internet data center market, and 16.7% of our total revenue from the CATV market. In 2016, our key customers in the data center market included Amazon.com (Amazon) and Microsoft Corp (Microsoft). In 2016, 2015, and 2014, Amazon accounted for 54.6%, 52.5%, and 45.8% of our revenue, respectively, and Microsoft accounted for 18.3%, 11.6%, and 3.6% of our revenue, respectively. In 2016, our key customers in the CATV market included Cisco Systems, Inc. (Cisco) and Arris Group, Inc. (Arris). In 2016, 2015 and 2014, Cisco accounted for 5.4%, 10.4%, and 8.9%, respectively, of our revenue and Arris accounted for 5.8%, 4.5% and 4.5%, respectively, of our revenue.

Industry Background

During 2016, our four target markets, internet data center, CATV, FTTH, and telecom experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

The prevailing trends in our target markets include:

•

Trends in the Internet Data Center Market. To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and accelerating data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds up to 1 gigabit per second (Gbps), to optical fiber as a transport medium, typically providing speeds from 10 Gbps to 100 Gbps. In recent years, a number of leading internet companies have adopted more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and consequently, these companies are more willing to work with non-traditional equipment vendors, which we believe creates an open and growing opportunity for optical device vendors.  Moreover, transmission speeds have continued to increase among the companies who have previously transitioned from copper-based to fiber-based infrastructure, resulting in opportunities for optical device vendors to supply new optical transceivers capable of operating at these higher data rates.

•

Trends in the CATV Market. In recent years, CATV service providers have invested extensively to support high speed, two-way communications and we expect that they will continue to do so. In North America, in particular, CATV service providers have begun to upgrade their networks with new technologies like DOCSIS 3.1, which enables them to offer higher speed connections to their customers. In order to increase available bandwidth for their customers beyond the bandwidth possible with the introduction of DOCSIS 3.1, cable MSOs have been reducing the number of customers that are connected to a single node. By reducing the number of “homes per node,” the average bandwidth available to each customer is increased. Other new technologies, such as Converged Cable Access Platform (CCAP) and “Remote PHY” are under development by cable equipment suppliers. These technologies are being developed to be a cost-effective solution to provide higher available bandwidth to CATV customers.

While equipment vendors have historically relied upon third parties to assemble portions of their products, within the past seven years, certain of our customers have accelerated the outsourcing of both the design and manufacturing of both headend equipment and node equipment to third parties. The shift is due in part to the sophisticated engineering expertise needed to perform this work, along with the proliferation of new equipment designs needed to support DOCSIS 3.1.

•

Trends in the FTTH Market. The FTTH market generally refers to the Passive Optical Networks, or PONs, that telecommunications service providers deploy. The most commonly deployed PON technology is Gigabit PON, or GPON, which delivers up to 2.5 Gbps of data, but due to the splitting of the bandwidth among multiple users, the actual bandwidth delivered to an individual subscriber is far less than 2.5 Gbps. One approach that does support true 1 Gbps service to the home is wavelength division multiplexing PON, or WDM-PON, a technology that enables the transmission of multiple wavelengths of data over a single fiber-optic strand.

•

Trends in the Telecom Market.  The telecom market is composed of customers who deploy wireline optical networks, other than PONs, for telecommunications access networks, including for backhaul of cellular telephone signals.  As demand for mobile internet connectivity has increased in recent years, reliable and high-speed optical networks have become increasingly important.  In particular, the use of wavelength division multiplexing (WDM) to expand the capacity of mobile networks has led to increased demand for WDM components (including lasers and transceivers) by telecom equipment manufacturers.

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

•

Highly customized products. Many of our products have some level of customization, making it more difficult for our customers to switch rapidly to another supplier. We believe this element of customization contributes to longer product lifecycles and more stable product pricing.

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

Our Strategy

We seek to be the leading global provider of optical components, modules and equipment for each of our four target markets, internet data centers, CATV, FTTH, and telecom. Our strategy includes the following key elements:

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

Patents

As of December 31, 2016, we owned a total of 90 U.S. issued patents and 120 patents issued in China and Taiwan, plus a number of pending U.S. and foreign/international patent applications. Our issued U.S. and foreign patents will expire between 2017 and 2035.  While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2017, and we continue to obtain new patents through our ongoing research and development.

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

Research and Development

To maintain our growth and competitiveness, we engage in an active research and development program to develop new products and enhance existing products. As a result of these efforts, we anticipate releasing various new or enhanced products over the next several years. Our research and development expenses were approximately $31.8 million, $20.9 million, and $16.0 million for the years 2016, 2015 and 2014, respectively.

As of December 31, 2016, we had a total of 276 employees working in the R&D department, including 16 with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Manufacturing and Operations

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations. In our U.S. facility, we manufacture laser chips (utilizing our MBE and MOCVD process), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our U.S. facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our U.S. facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, FTTH, telecom and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2008.

We sell our products to customers worldwide, and in addition to these external customer sales many of our products are used internally in the production of transceivers and equipment that we manufacture. With a vertically integrated manufacturing process, we produce many of our own laser chips and other parts required to manufacture our optical components. Through this model, we are able to reduce development time and product costs as well as enhance quality control. We incorporate our own components into our transceivers, subsystems and equipment products wherever possible. In instances where we do not produce components ourselves, we source them from external suppliers and regularly evaluate these relationships in an attempt to reduce risk and lower cost.

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

Customers

Our customers are primarily internet data center operators, CATV and telecommunications equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2016, 2015 and 2014, we obtained 96.0%, 95.7% and 92.6% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In 2016, the two customers who contributed most to our data center revenue were Amazon and Microsoft. Our CATV products were used by the two largest CATV OEMs, consisting of Cisco and Arris (which acquired the Motorola Home Business in 2013 and Pace Plc in 2016). The two customers that contributed most to our revenue in the FTTH market in 2016 were Genexis B.V. and a leading internet service provider. In 2016, revenue from the internet data center market, CATV market, FTTH market, the telecom market and other markets provided 77.2%, 16.7%, 0.6%, 5.0% and 0.5% of our revenue, respectively, compared to 64.9%, 28.3%, 1.3%, 5.1% and 0.4%, respectively, in 2015.

In our telecom market, we manufacture and sell optical products which include transceivers designed to transmit signals used in 4G Long Term Evolution, or LTE, mobile networks, and various products targeted at the metro-scale telecommunications networking market. We have various other products designed for diverse applications, both inside and outside of communications technology, which generally are derivatives of products developed for our four target markets.

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

Seasonality

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality,” regarding seasonality of certain of the Company’s products.

Employees

As of December 31, 2016, we employed 2,776 full-time employees, of which 31 held Ph.D. degrees in a science or engineering field. Of our employees, 287 are located in the U.S., 1,218 are located in Taiwan and 1,271 are located in China. None of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage as a result of an employment related strike or any employee related dispute and believe that we have satisfactory relations with our employees.

Environmental Matters

Our research and development and manufacturing operations and our products are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations, including those governing discharges of pollutants to air and water, the use, storage, handling and disposal of hazardous materials, employee health and safety, and the hazardous material content in our products. Our environmental management systems in our facilities in Sugar Land, Texas, Ningbo, China and Taipei, Taiwan are all certified to meet the requirements of ISO14001:2004. However, there can be no assurance that violations of applicable laws at any of our facilities will not occur in the future as a result of human error, accident, equipment failure or other causes. We use, store and dispose of hazardous materials in our manufacturing operations and hazardous materials are present in our products. We incur costs to comply with environmental, health and safety requirements, and any failure to comply, or the identification of contamination for which we are found liable, could cause us to incur substantial costs, including cleanup costs, monetary fines, or civil or criminal penalties, and subject us to property damage and personal injury claims, and result in the suspension of production, alteration of our manufacturing processes, redesign of our products, or curtailment of sales and adverse publicity. Liability under environmental, health and safety laws can be joint and several and without regard to fault or negligence. For example, pursuant to environmental laws and regulations, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, we may be liable for the full amount of any remediation-related costs at properties we currently own or formerly owned, such as our currently owned Sugar Land, Texas facility, or at properties at which we operated, as well as at properties we will own or operate in the future, and properties to which we have sent hazardous substances, whether or not we caused the contamination.

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

Corporate Information

We were incorporated in the State of Texas in 1997. In March 2013, Applied Optoelectronics, Inc., a Texas corporation, converted into a Delaware corporation. Prime World International Holdings, Ltd. (“Prime World”) is a wholly-owned subsidiary of the Company incorporated in the British Virgin Islands on January 13, 2006. Prime World is the parent company of Global Technology, Inc. (“Global”). Global was established in June 2002 in the People’s Republic of China (“PRC”) and was acquired by Prime World on March 30, 2006. Prime World also operates a division in Taiwan, which is qualified to do business in Taiwan and primarily manufactures transceivers and performs research and development activities.

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

Item 1A.Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in our Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the following risks actually occur, we may be unable to conduct our business as currently planned and our financial condition and results of operations could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks and you may lose all or part of your investment.

Risks Inherent in Our Business

We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. In 2016, 2015 and 2014, our top ten customers represented 95.5%, 88.7% and 87.2% of our revenue, respectively. In 2016, Amazon represented 54.6% of our revenue and Microsoft represented 18.3% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

Adverse events affecting our key customers could also negatively affect our ability to retain their business and obtain new purchase orders, which could adversely affect our revenue and results of operations. For example, in recent years, there has been consolidation among various network equipment manufacturers and this trend is expected to continue. For example, in January 2016, Arris completed its purchase of Pace Plc (“Pace”). Pace and Arris have historically been our customers, and if we fail to achieve historical levels of sales of our products to the new entity, the loss or reduction in sales could have an adverse effect on our business, financial condition, results of operations, and cash flows. We are unable to predict the impact that industry consolidation would have on our existing or potential customers. We may not be able to offset any potential decline in revenue arising from the consolidation of our existing customers with revenue from new customers or additional revenue from the merged company.

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

We are subject to the cyclical nature of some of the markets in which we compete and any future downturn will likely reduce demand for our products and revenue.

In each of our target markets, including the CATV market, our sales depend on the aggregate capital expenditures of service providers as they build out and upgrade their network infrastructure. Some of these markets are highly cyclical and all are characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Our historical results of operations have been subject to these fluctuations, and we may experience substantial period-to-period fluctuations in our future results of operations. Any future downturn in any of the markets in which we compete could significantly reduce the demand for our products and therefore may result in a significant reduction in our revenue. Our revenue and results of operations may be materially and adversely affected in the future due to changes in demand from individual customers or changes in any of the markets utilizing our products. We may not be able to accurately predict these fluctuations and the impact of these fluctuations may have on our revenue and operating results.

If the CATV market does not continue to develop as we expect, or if there is any downturn in this market, our business would be adversely affected.

Historically, we have generated much of our revenue from the CATV market. In 2016, 2015 and 2014, the CATV market represented 16.7%, 28.3% and 36.3% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecommunications, wireless or satellite, will gain the most widespread acceptance. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition or results of operations will be adversely affected. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecommunication service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

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

For 2016 and 2015, respectively, we generated 0.6%, and 1.3% of our revenue from the FTTH market. We have only recently begun offering products to the FTTH market, and our WDM-PON products designed for this market have not yet, and may never, gain widespread acceptance by large internet service providers. Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. We are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 Gbps service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition or results of operations will be adversely affected.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that 2,171 of our employees as of December 31, 2016 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

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

Our quarterly revenue and operating results have varied in the past and will likely continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	the timing, size and mix of sales of our products;

•	fluctuations in demand for our products, including the increase, decrease, rescheduling or cancellation of significant customer orders;

•	our ability to design, manufacture and deliver products which meet customer requirements in a timely and cost-effective manner;

•	new product introductions and enhancements by us or our competitors;

•	the gain or loss of key customers;

•	the rate at which our present and potential customers and end users adopt our technologies;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;
•	seasonality of certain of our products;
•	quality control or yield problems in our manufacturing operations;

•	supply disruption for certain raw materials and components used in our products;

•	capacity constraints of our outside contract manufacturers for a portion of the manufacturing process for some of our products;

•	length and variability of the sales cycles of our products;

•	unanticipated increases in costs or expenses;

•	the loss of key employees;

•	different capital expenditure and budget cycles for our customers, affecting the timing of their spending for our products;

•	political stability in the areas of the world in which we operate;

•	fluctuations in foreign currency exchange rates;

•	changes in accounting rules;

•	the evolving and unpredictable nature of the markets for products incorporating our solutions; and

•	general economic conditions and changes in such conditions specific to our target markets.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2016, 2015 and 2014, 15.8%, 19.0% and 29.5% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan. Our international revenue and operations are subject to a number of material risks, including:

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

Our business could be negatively impacted as a result of shareholder activism.

In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction, and operations of the company. We may in the future become subject to such shareholder activity and demands. Such demands may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

As of December 31, 2016, we had U.S. accumulated net operating losses, or NOLs, of approximately $37.7 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Based upon an analysis of our equity ownership, we believe that we have experienced ownership changes and therefore our annual utilization of our

NOLs is limited. In addition, should we experience additional ownership changes, our NOL carry forwards may be further limited.

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

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, may not be subject to these prohibitions, and therefore may have a competitive advantage over us. If we are not successful in implementing and maintaining adequate preventative measures, we may be responsible for acts of our employees or other agents engaging in such conduct. We could suffer severe penalties and other consequences that may have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $57.4 million, $20.6 million and $22.0 million or 22.0%, 11.0% and 16.9%, of our revenue in the years ended December 31, 2016, 2015 and 2014 was attributable to our product manufacturing plants in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 23% and 22% as of December 31, 2016 and 2015, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our China subsidiary enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including FIEs, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our China subsidiary may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for state-encouraged new high technology enterprises. The preferential rate has applied to calendar years 2012 through 2016. We have not yet realized any benefit from the 10%

reduction in income tax rate due to losses incurred by our China subsidiary; however, if we fail to continue to qualify for this preferential rate in the future, we may incur higher tax rates on our income in China. In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We applied for an additional three years of preferential status with the Chinese government in 2014 and received approval as a high-technology enterprise through September 2017. Any future increase in the enterprise income tax rate applicable to us or the expiration or other limitation of preferential tax rates available to us could increase our tax liabilities and reduce our net income.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We could remain an “emerging growth company” for up to five years after our initial public offering, which was consummated in September 2013, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Item 1B.      Unresolved Staff Comments

Not Applicable.

Item 2.         Properties

We maintain manufacturing, research and development, sales and administrative offices in the U.S., China and Taiwan. Our corporate headquarters is located at our facility in Sugar Land, Texas. The table below provides information regarding our facilities.

	Owned or Lease	Approximate
Location	Expiration Date	Square Footage	Use
Sugar Land, Texas	Owned (1)	139,450	Administration, sales, manufacturing, research and development
Duluth, Georgia	November 30, 2018 (2)	2,983	Research and development
Ningbo, China	Owned (3)	458,849	Administration, sales, manufacturing, research and development
Taipei, Taiwan	May 31, 2029 (4)	268,797	Administration, sales, manufacturing, research and development

(1)

The property is subject to a mortgage in favor of East West Bank and Comerica bank, securing our long-term debt obligations. In May 2016, we completed the expansion of our laser fabrication facilities and office space in Sugar Land, Texas that added 115,600 square feet of additional space to our original facility.

(2)

We relocated our research and development office from a temporary location to the office in Duluth, Georgia at the end of February 2016.  The lease covering the Georgia office commenced on December 1, 2015 and expires on November 30, 2018.

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

Item 4.         Mine Safety Disclosure

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of March 6, 2017 there were 54 holders of record of our common stock (not including beneficial holders of our common stock holder in street name). The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	Low	High
Fiscal Year 2015:
First Quarter	$8.38	$14.08
Second Quarter	$13.02	$19.20
Third Quarter	$16.05	$22.51
Fourth Quarter	$16.11	$21.30

Fiscal Year 2016:
First Quarter	$12.36	$18.33
Second Quarter	$8.49	$16.25
Third Quarter	$10.60	$22.21
Fourth Quarter	$19.15	$26.63

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

PERCENT CHANGE
		NASDAQ	NASDAQ
Date	AAOI	Telecom	Composite
9/26/2013	100.00%	100.00%	100.00%
9/30/2013	100.40%	99.42%	99.58%
12/31/2013	150.70%	102.48%	110.28%
3/31/2014	247.69%	102.84%	110.87%
6/30/2014	232.93%	107.30%	116.39%
9/30/2014	161.65%	106.44%	118.64%
12/31/2014	112.65%	111.61%	125.05%
3/31/2015	139.36%	110.59%	129.40%
6/30/2015	174.30%	109.10%	131.67%
9/30/2015	188.55%	100.38%	121.99%
12/31/2015	172.29%	103.25%	132.21%
3/31/2016	149.70%	106.99%	128.58%
6/30/2016	111.95%	108.00%	127.86%
9/30/2016	222.99%	118.35%	140.25%
12/31/2016	235.34%	118.59%	142.13%

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

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.         Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes. You should read this summary consolidated financial data together with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that have previously been filed with the SEC. Our historical results are not necessarily indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of results for the entire year.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$260,713	$189,903	$130,449	$78,424	$63,421
Cost of goods sold (1)	173,759	129,450	86,203	55,396	44,492
Gross profit	86,954	60,453	44,246	23,028	18,929
Operating expenses:
Research and development (1)	31,780	20,852	15,970	8,512	7,603
Sales and marketing (1)	6,627	6,381	6,043	4,191	3,135
General and administrative (1)	25,527	19,771	17,095	10,632	8,012
Total operating expenses	63,934	47,004	39,108	23,335	18,750
Income (loss) from operations	23,020	13,449	5,138	(307)	179
Interest and other income (expense), net:
Interest income	247	328	369	104	26
Interest expense	(1,717)	(1,018)	(326)	(1,125)	(1,381)
Other income (expense), net	(547)	(1,591)	(699)	(78)	231
Total interest and other income (expense), net	(2,017)	(2,281)	(656)	(1,099)	(1,124)
Income (loss) before income taxes	21,003	11,168	4,482	(1,406)	(945)
Income tax (expense) benefit	10,231	(375)	(199)	—	—
Net income (loss) attributable to common stockholders	$31,234	$10,793	$4,283	$(1,406)	$(945)
Net income (loss) per share attributable to common stockholders:
Basic	$1.82	$0.69	$0.30	$(0.14)	$(3.56)
Diluted	$1.76	$0.65	$0.28	$(0.14)	$(3.56)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	17,201,731	15,626,753	14,307,477	9,964,955	265,576
Diluted	17,712,928	16,532,850	15,186,961	9,964,955	265,576

(1)

These expenses include share-based compensation expense. Share-based compensation expense is accounted for at fair value, using the Black-Scholes option-pricing model for stock options and at the fair market value based on quoted market prices of the Company’s stock as of the grant date for restricted stock units and restricted stock awards. Share-based compensation expense is recognized over the vesting period of the awards and was included in cost of goods sold and operating expenses as follows:

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Cost of goods sold	$190	$70	$88
Research and development	591	230	115
Sales and marketing	357	217	98
General and administrative	2,695	1,603	1,760
Total share-based compensation expense	$3,833	$2,120	$2,061

	Years ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Total cash, restricted cash, cash equivalents and short-term investments	$52,008	$40,679	$40,873	$30,751	$11,226
Working capital (1)	97,579	79,848	64,638	38,879	13,669
Total assets	322,318	273,475	183,670	111,057	65,748
Total debt (2)	43,133	67,903	29,919	28,455	24,584
Convertible preferred stock	—	—	—	—	105,367
Common stock and additional paid-in-capital	265,282	233,353	192,127	144,036	5,542
Total deficit	$(37,013)	$(68,247)	$(79,040)	$(83,323)	$(81,917)

(1)	Working capital is defined as total current assets less total current liabilities.
(2)	Total debt is defined as short-term loans, notes payable, bank acceptance payable and total long-term debt.

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

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target four networking end-markets: internet data centers, CATV, FTTH, and telecom. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the internet data center, CATV, FTTH, and telecom markets which increasingly demand faster connectivity and innovation. Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs.

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. Within the internet data center market, we benefit from the increasing use of higher-capacity optical networking technology as a replacement for copper cables, particularly as speeds reach 10 Gbps and above, as well as the movement to open internet data center architectures and the increasing use of in-house equipment design among leading internet companies. Within the CATV market, we benefit from a number of ongoing trends including the global build-out of CATV infrastructure, the move to higher bandwidth networks among CATV service providers and the outsourcing of system design among CATV networking equipment companies. In the FTTH market, we benefit from continuing PON deployments and system upgrades among telecommunication service providers.  In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators.

We sell our products to leading original equipment manufacturers, or OEMs, in the CATV and FTTH markets as well as internet data center operators. In 2016, we earned 16.7% of our total revenue from the CATV market, and 77.2% of our total revenue from the data center market. In 2016, our key customers in the CATV market included Cisco and Arris In 2016, 2015 and 2014, Cisco accounted for 5.4%, 10.4%, and 8.9%, respectively, of our revenue and Arris accounted for 5.8%, 4.5% and 4.5%, respectively, of our revenue. In 2016, our key customers in the internet data center market included Amazon and Microsoft. In 2016, 2015 and 2014, Amazon accounted for 54.6%, 52.5% and 45.8% of our revenue, respectively, and Microsoft accounted for 18.3%, 11.6% and 3.6% of our revenue, respectively. In 2016, revenue from the internet data center market, CATV market, FTTH market and telecom markets provided 77.2%, 16.7%,  0.6%, and 5.0% of our revenue, respectively, compared to 64.9%, 28.3%, 1.3%, and 5.1% of our 2015 revenue, respectively.

In 2016, our revenue growth of 37.3% over the prior-year was driven primarily by demand for our 40Gbps and 100 Gbps data center transceiver products, as large data center operators continued deployment of high capacity optical interconnect networks within their data centers.  Also significant in our results for the year was the increase in orders from our customers for CATV equipment and modules that meet the new DOCSIS 3.1 cable-internet standard.  We believe that the increase in these orders is being driven by network upgrades mainly by CATV service providers in North America.

We expect continued sales of our 40 Gbps and 100 Gbps products in 2017, and we expect that sales of 100Gbps products will eventually exceed sales of 40 Gbps products. Thus, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition.  Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, raw material cost reduction or increase, volume, manufacturing utilization and ongoing manufacturing process improvements.

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

In 2016, 2015 and 2014, we had 30, 47 and 15 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

We believe we have an attractive financial profile, with strong revenue performance and control over our manufacturing costs through our vertically integrated manufacturing model. While we have incurred substantial losses since our inception, and as of December 31, 2016 had an accumulated deficit of $37.0 million, we achieved profitability in 2015, and we continued to be profitable in 2016. We have grown our revenue at a 34.1% CAGR between 2009 and 2016, including 37.3% growth year-over-year from 2015 to 2016.

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

Our product pricing is established when the product is initially introduced to the market, and thereafter through periodic negotiations with customers. We generally do not agree to periodic automatic price reductions. Furthermore, due to the dynamics in the CATV market and the value of our outsourced design services to our customers, we believe we face less downward price pressure than many of our competitors in this market. We sell a wide variety of products among our four target markets and our gross margin is heavily dependent in any quarter on the product mix achieved during that period.

Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated, first within the CATV market and in 2015 and 2016 within the internet data center market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. In 2015 and 2016, we have taken several actions to increase the diversity of our customer base. These actions include the creation of a new sales incentive program, hiring additional sales staff to improve our ability to serve new customers, and additional customized design of products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. In 2016 and 2015, we had two and three customers that each accounted for more than 10% of our revenue, respectively.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the internet data center, CATV, FTTH, telecom and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2016, 2015 and 2014, as well as the corresponding percentage of our total revenue for each period:

	Years ended December 31,
Market	2016	2015	2014
	(in thousands, except percentages)
CATV	$43,567	$53,675	$47,389
Data Center	201,314	123,286	64,453
FTTH	1,567	2,458	13,591
Telecom	12,938	9,652	3,856
Other	1,327	832	1,160
Total	$260,713	$189,903	$130,449

	Percentage of Revenue
CATV	16.7%	28.3%	36.3%
Data Center	77.2%	64.9%	49.4%
FTTH	0.6%	1.3%	10.4%
Telecom	5.0%	5.1%	3.0%
Other	0.5%	0.4%	0.9%
Total Revenue	100%	100%	100%

In 2016, 2015 and 2014, our top ten customers represented 95.5%, 88.7% and 87.2% of our revenue, respectively. In 2016, our key customers in the CATV market included Cisco, and Arris.  In 2016, 2015 and 2014, Cisco accounted for 5.4%, 10.4%, and 8.9%, respectively, of our revenue and Arris accounted for 5.8%, 4.5% and 4.5%, respectively, of our revenue. In 2016 and 2015, our key customers in the internet data center market included Amazon and Microsoft. In 2016 and 2015, Amazon accounted for 54.6% and 52.5% of our revenue, respectively, and Microsoft accounted for 18.3% and 11.6% of our revenue, respectively.

Revenue is recognized when the product is shipped and title has transferred to the customer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title passes to the customer upon placement by us with a common carrier (upon shipment). A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2016, 22.0% of our total revenue was manufactured at our China-based subsidiary, with $3.3 million denominated in RMB and 71.0% of our total revenue was manufactured at our Taiwan-based facility with an immaterial amount denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2017.

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

We manufacture products in three of our four facilities in the U.S., Taiwan and China. Generally, laser chips and optical components are manufactured in our Sugar Land facility, optical components and subassemblies are manufactured in our Taiwan facility, and optical components and optical equipment are manufactured in our China facility. Because of our vertical integration model, we generally utilize our own optical component products in our semi-finished and finished goods that we sell between and among our respective manufacturing operations. We base those internal sales upon established transfer pricing methodologies. However, we eliminate all of those internal sales, and cost of goods sold transactions, to arrive at total revenue and cost of goods sold on a consolidated basis.

We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated in U.S. or NT dollars or RMB, depending upon the manufacturing location.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 28.3% and 38.0%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we may sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products.  Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

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

Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expense, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their offering or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2016, 2015 and 2014. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2016, 2015 and 2014. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

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

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2016 and 2015, our effective tax rate was (48.7%) and 3.3%, respectively. Our effective U.S. federal income tax rate was 0% prior to 2015 as we incurred operating losses and had recorded a full valuation allowance against those losses, which was removed in July 2016. At December 31, 2016, our U.S. accumulated net operating loss, or NOL, was $37.7 million. If we earn profits in the U.S., we expect to reduce our cash tax obligations by the utilization of NOL carry forwards. Our NOL benefits expire over the twelve-year period from 2021 to 2033. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited going forward. Based upon an analysis of our equity ownership, we have experienced an ownership change; however, our NOL carry forwards are not materially limited in dollar amount. The amount of NOL available each year may decrease by the amount of NOL utilized and may increase by the amount of any operating losses incurred. Should we experience additional ownership changes our NOL carry forwards may be further limited.

Our wholly owned subsidiary, Global Technology, Inc., has received preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a national high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011, Global Technology, Inc. renewed its national high-tech enterprise certificate and therefore extended its three year tax preferential status from November 2011 to November 2014. In 2014, Global Technology, Inc. again renewed its national high-tech enterprise certificate and therefore extended its three year tax preferential status from November 2014 until September 2017.

For the years ended December 31, 2016 and 2015, we had $1.8 million and $1.8 million, respectively, of unrecognized tax benefits related to U.S. tax benefits recognized for which we do not meet the more likely than not threshold.  We believe that it is reasonably possible that none of our remaining unrecognized tax positions may be recognized by the end of 2017.

Seasonality

We believe that the demand for our CATV products is seasonal.  Historically, revenue derived from our CATV products has been highest in the fourth quarter and lowest in the first quarter of each year. The first quarter of the year has historically been negatively affected by reduced economic activity due to the Chinese New Year holiday and the lower level of deployment of outdoor CATV equipment in cold weather environments.

We are uncertain whether the demand for our internet data center, FTTH and telecom products is seasonal, as our sales data does not indicate a significant trend with respect to these products.

Our gross margin varies quarter to quarter and varies primarily due to the product mix in a particular quarter, as well as from the level of manufacturing efficiencies, production yields (particularly in the laser chip fabrication process) and overall supply costs.

Results of Operations

The following table set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our financial results to be achieved in future periods.

	Years ended December 31,
	2016	2015	2014
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	66.6%	68.2%	66.1%
Gross profit	33.4%	31.8%	33.9%
Operating expenses
Research and development	12.2%	11.0%	12.2%
Sales and marketing	2.5%	3.4%	4.6%
General and administrative	9.8%	10.3%	13.1%
Total operating expenses	24.5%	24.7%	30.0%
Income from operations	8.9%	7.1%	3.9%
Interest and other income (expense), net	(0.8)%	(1.2)%	(0.5)%
Income before income taxes	8.1%	5.9%	3.4%
Income tax (expense) benefit	3.9%	(0.2)%	(0.2)%
Net income	12.0%	5.7%	3.3%

Comparison of Years Ended December 31, 2016 and 2015

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, FTTH, telecom and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. We also anticipate that our revenue derived from the internet data center market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015
CATV	16.7%	28.3%
Data Center	77.2%	64.9%
FTTH	0.6%	1.3%
Telecom	5.0%	5.1%
Other	0.5%	0.4%
	100.0%	100.0%

	Years ended December 31,		Change
	2016	2015	Amount	%
CATV	$43,567	$53,675	$(10,108)	(18.8)%
Data Center	201,314	123,286	78,028	63.3%
FTTH	1,567	2,458	(891)	(36.2)%
Telecom	12,938	9,652	3,286	34.0%
Other	1,327	832	495	59.5%
Total Revenue	$260,713	$189,903	$70,810	37.3%

Revenues in the internet data center market were driven primarily by increasing demand for our 40 Gbps and 100 Gbps transceivers as our customers continued to upgrade their technology infrastructure. The decrease in revenue in our FTTH market is due to decreased demand from our major FTTH customer as a result of their decision to halt their deployments. The decrease in revenue in the CATV market for the year was a result of decreased customer orders, primarily in the first half of the year, due to uncertainty of timing surrounding various network upgrades by North American CATV operators.  The increase in revenue in our telecom segment was driven primarily by sales of recently designed products and increased deployments of high-speed telecom access networks by telecom operators.

In the years ended December 31, 2016 and 2015, our top ten customers represented 95.5% and 88.7% of our revenue, respectively.

Cost of goods sold and gross margin

	Years ended December 31,
	2016		2015		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$173,759	66.6%	$129,450	68.2%	$44,309	34.2%
Gross margin	86,954	33.4%	60,453	31.8%

Cost of goods sold increased by $44.3 million, or 34.2%, from 2015 to 2016, primarily due to a 37.3% increase in sales over the prior year. Within our markets, we may sell similar products in different geographic regions at different prices, resulting in different gross margins among our products. Also, within our business there are various different product types which may have different gross margins. The increase in gross margin for the year ended December 31, 2016 compared to the same period ended December 31, 2015 was primarily the result of cost reduction of our data center products, along with higher gross margin on our 100 Gbps products compared to earlier sales of 40 Gbps products.

Operating expenses

	Years ended December 31,
	2016		2015		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$31,780	12.2%	$20,852	11.0%	$10,928	52.4%
Sales and marketing	6,627	2.5%	6,381	3.4%	246	3.9%
General and administrative	25,527	9.8%	19,771	10.3%	5,756	29.1%
Total operating expenses	$63,934	24.5%	$47,004	24.7%	$16,930	36.0%

Research and development expense

Research and development expense increased by $10.9 million, or 52.4%, from 2015 to 2016. This was primarily due to increases in personnel costs, R&D work orders and project costs related to 100 Gbps data center products, 200 Gbps/400 Gbps data center products, DOCSIS 3.1-capable CATV products, other new product development and an increase in depreciation expense resulting from additional R&D equipment investments. The percentage of research and development expenses over sales increased from 11.0% to 12.2%, from the year ended December 31, 2015 compared to the year ended December 31, 2016.

Sales and marketing expense

Sales and marketing expense increased by $0.2 million, or 3.9%, from 2015 to 2016. This was due to an increase in personnel costs. The percentage of sales and marketing expenses over sales decreased from 3.4% to 2.5% from the year ended December 31, 2015 compared to the year ended December 31, 2016.

General and administrative expense

General and administrative expense increased by $5.8 million, or 29.1%, from 2015 to 2016. This was primarily due to an increase in personnel costs, professional fees associated with being a public company and depreciation expense related to our factory in Sugar Land, Texas. The percentage of general and administrative expenses over sales decreased from 10.3 % to 9.8% from the year ended December 31, 2015 compared to the year ended December 31, 2016.

Other income (expense), net

	Years ended December 31,
	2016		2015		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$247	0.1%	$328	0.2%	$(81)	(24.7)%
Interest expense	(1,717)	(0.7)%	(1,018)	(0.5)%	(699)	68.7%
Other income (expense), net	(547)	(0.2)%	(1,591)	(0.8)%	1,044	(65.6)%
Total other expense, net	$(2,017)	(0.8)%	$(2,281)	(1.2)%	$264	(11.6)%

Interest income decreased over the same prior year periods due to lower investment balances.

Interest expense increased overall for the periods with additional borrowing activities during the year ended December 31, 2016 to fund facility expansion projects in the U.S. and Taiwan.

Other expense, net decreased by $1.0 million from 2015 to 2016 due to foreign currency gains mainly due to the appreciation of New Taiwan Dollars against U.S. dollars at the end of 2016 compared to the 2015. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing, which are recorded as other income. We received $0.2 million and $0.3 million in subsidy during each of the years ended December 31, 2016 and 2015, respectively.

Benefit (provision) for income taxes

	Years ended December 31,
	2016	2015	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$10,231	$(375)	10,606	(2,828.3)%

Our income tax expense consists of U.S. income tax, U.S. alternative minimum tax, state taxes and Taiwan income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

We recorded a tax benefit of $10.2 million for the year ended December 31, 2016 as compared to the tax provision of $0.4 million for the year ended December 31, 2015, respectively.  The income tax benefit recorded in the year ended December 31, 2016 was primarily related to the release of the valuation allowance previously recorded against U.S. and Taiwan deferred tax assets.

Comparison of Years Ended December 31, 2015 and 2014

Revenue

The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
CATV	28.3%	36.3%
Data Center	64.9%	49.4%
FTTH	1.3%	10.4%
Other	5.5%	3.9%
Total Revenue	100.0%	100.0%

	Years ended December 31,		Change
	2015	2014	Amount	%
	(in thousands, except percentages)
CATV	$53,675	$47,389	$6,286	13.3%
Data Center	123,286	64,453	58,833	91.3%
FTTH	2,458	13,591	(11,133)	(81.9)%
Telecom	9,652	3,855	5,797	150.4%
Other	832	1,161	(329)	(28.3)%
Total Revenue	$189,903	$130,449	$59,454	45.6%

Revenues in the internet data center market were driven primarily by increasing demand for our 40 Gbps transceivers as our customers continued to upgrade their technology infrastructure. The decrease in revenue in our FTTH market is due to decreased demand from our major FTTH customer as a result of their decision to continue using an existing technology in their deployments. The increase in revenues in the CATV market for the year was a result of revenue derived from newly-designed products that have begun to be sold in higher quantities by our customers, as well as increased demand for new and existing products in certain international markets, especially in Latin America earlier in the year.

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

Research and development expense

Research and development expense increased by $4.9 million, or 30.6%, from 2014 to 2015. This was primarily due to increases in personnel costs, rent and utilities, R&D work orders and project costs related to 100 Gbps data center products, DOCSIS 3.1-capable CATV products, other new product development, increase in depreciation expense resulting from additional R&D equipment investments, and costs associated with our new R&D center in Lawrenceville, Georgia. The percentage of research and development expenses over sales decreased from 12.2% to 11.0%, from the year ended December 31, 2014 compared to the year ended December 31, 2015.

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

General and administrative expense

General and administrative expense increased by $2.7 million, or 15.7%, from 2014 to 2015. This was primarily due to an increase in payroll and benefits, professional fees associated with being a public company and depreciation expense related to relocation of our factory in Taiwan. The percentage of general and administrative expenses over sales decreased from 13.1% to 10.3% from the year ended December 31, 2014 compared to the year ended December 31, 2015.

Other income (expense), net

	Years ended December 31,
	2015		2014		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$328	0.2%	$369	0.3%	$(41)	(11.1)%
Interest expense	(1,018)	(0.5)%	(326)	(0.2)%	(692)	212.3%
Other income (expense), net	(1,591)	(0.8)%	(699)	(0.5)%	(892)	127.6%
Total other expense, net	$(2,281)	(1.2)%	$(656)	(0.4)%	$(1,625)	247.7%

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

Our income tax expense consisted of U.S. alternative minimum tax, state taxes and Taiwan income tax recorded during the periods. Our effective tax rate was affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It was also affected by the change in the valuation allowance, as our deferred tax assets was fully offset by a deferred tax valuation allowance.

We recorded a valuation allowance against all of our deferred tax assets as of December 31, 2015, and 2014. We had determined a full valuation allowance on our deferred tax assets was required until there was sufficient evidence to support that our deferred taxes were realizable. However, given the previous two years of earnings and uncertainty of anticipated future earnings, we believed that there was a reasonable possibility that within that next 12-month period, sufficient positive evidence would become available to allow us to reach a conclusion that a significant portion of the valuation allowance was no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release would be subject to change on the basis of the level of profitability that we would be able to actually achieve.

In considering whether or not to continue to maintain the valuation allowance, we considered all available positive and negative evidence, including: historical profits and losses, forecasts of future profits or losses, and trends in the industries that we serve that may have affected our ability to continue to generate profits. In projecting future taxable income, we began with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income required the use of significant judgment and were consistent with the plans and estimates we were using to manage the underlying businesses. We had deferred tax assets in China, Taiwan, and the United States. When considering positive and negative evidence, we analyzed positive and negative evidence in each jurisdiction independently.

Liquidity and Capital Resources

From inception until our initial public offering in September 2013, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. As of December 31, 2016, we had $75.8 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2016, our cash, cash equivalents, restricted cash and short-term investments totaled $52.0 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. In 2016, the Company sold 1.1 million shares of common stock at a weighted average price of $24.85 per share, providing proceeds of $27.2 million, net of expenses and underwriting discounts and commissions.

The table below sets forth selected cash flow data for the periods presented:

	Years ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$57,104	$(15,212)	$8,530
Net cash used in investing activities	(41,543)	(61,620)	(45,388)
Net cash provided by financing activities	4,642	73,114	47,250
Effect of exchange rates on cash and cash equivalents	1,947	(383)	(223)
Net increase (decrease) in cash	$22,150	$(4,101)	$10,169

Operating activities

In 2016, net cash provided by operating activities was $57.1 million. Net cash provided by operating activities consisted of our net income of $31.2 million, after the exclusion of non-cash items of $9.5 million as well as $10.2 million from the reduction of inventories, increase in accounts payable from our vendors of $9.1 million, decrease in prepaid assets of $4.1 million and an increase in accrued liabilities of $4.1 million. These cash increases were offset by an increase in accounts receivable from our customers of $11.1 million in 2016.

In 2015, net cash used in operating activities was $15.2 million. Cash used was primarily from an increase in inventories of $37.5 million to support revenue growth, an increase in accounts receivable from our customers of $7.5 million and a decrease in accounts payable to our vendors of $1.3 million. The cash used was offset by an increase in accrued liabilities of $5.0 million in 2016.

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

In 2016, net cash used in investing activities was $41.5 million.  Spending on property, plant and equipment of $49.4 million was offset by the maturity of short-term investments of $7.7 million.

In 2015, net cash used in investing activities was $61.6 million for the purchase of additional machinery and equipment and for investment in the construction of our U.S. and Taiwan plants. Deferred charges also increased associated with the purchase of new machinery and equipment as well as patent spending.

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

In 2016, our financing activities provided $4.6 million in cash. We repaid $22.9 million in net borrowings associated with our bank loans, $2.5 million in net repayments of acceptance payable, offset by decreased restricted cash of $3.0 million related to our bank loan requirements. We also received $27.2 million in net proceeds from the sale of our common stock pursuant to an at-the-market offering.

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

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank and Comerica Bank in the U.S., lines of credit and financing agreements for our Taiwan branch and several lines of credit arrangements for our China subsidiary. As of December 31, 2016, we had $75.8 million of unused borrowing capacity.

On June 24, 2016, we entered into a First Amendment to our Credit Agreement with East West Bank and Comerica Bank (“First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased our revolving lines of credit from $25 million to $40 million, which mature on June 30, 2018, and retains a $10.0 million term loan maturing on June 30, 2020. The First Amendment also provides for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was lowered by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. As of December 31, 2016, no balance was outstanding under the revolving line of credit. As of December 31, 2016, $9.5 million was outstanding under the term loan.

We also have a term loan with East West Bank of $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. As of December 31, 2016, the outstanding balance was $2.9 million.

On June 24, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (“Modification Agreement”) to our Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015. Upon signing the original Construction Loan Agreement, we deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Modification Agreement has a fifteen (15) month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-six (66) month term loan with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment commenced on August 26, 2016, and continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bears interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate is reduced to LIBOR Borrowing Rate plus 2.0% under the Modification Agreement.

On September 27, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (“Second Modifications”) to the Construction Loan Agreement with East West Bank. The Second Modifications amends and restates in part our Promissory Note and Construction Loan

Agreement, which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, was amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance shall be converted to a sixty-four (64) month term loan, amended from a sixty-six (66) month term loan, with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment was due on October 26, 2016 and will continue on the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remain unchanged. As of December 31, 2016, $21.7 million was outstanding under the construction loan.

The loan and security agreements with East West Bank and Comerica Bank require us to maintain certain financial covenants, including a minimum cash balance, a current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company.  As of December 31, 2016, we were in compliance with all covenants contained in these agreements.

On February 19, 2016, our Taiwan branch renewed and increased its credit facility originally dated January 6, 2015 with CTBC Bank Co. Ltd. in Taipei, Taiwan for 320 million New Taiwan dollars, or approximately $10.3 million, one year revolving credit facility. The obligations under the credit facility are unsecured up to $6.3 million; the remaining $4.0 million is available provided that we purchase the same amount of secured certificates of deposit with the bank. Borrowings under the credit facility bear interest at a rate based on the bank’s corporate interest rate index plus 1.5% for the unsecured portion of the credit facility and bank’s corporate interest rate index plus 0.93% for the secured portion of the credit facility, adjusted monthly. As of the execution of the credit facility, the bank’s corporate interest rate index is 0.71%. As of December 31, 2016, there was no outstanding balance for the secured loan or under the unsecured credit facility and both credit facilities expired without renewal.

On April 8, 2016, our Taiwan branch renewed its 90 million New Taiwan dollars, or approximately $2.6 million, and 120 million New Taiwan dollars, or approximately $4.0 million, one year revolving credit facilities, originally dated March 9, 2015, with E. Sun Commercial Bank Co., Ltd. in Taipei, Taiwan. Borrowings under the 90 million New Taiwan dollars credit facility bear interest at a rate equal to the LIBOR plus 1.7% divided by 0.946. Borrowings under the 120 million New Taiwan dollars credit facility bear interest at a rate equal to the bank’s personal monthly time deposit interest rate plus 0.480%. Any future borrowings under the 120 million New Taiwan dollars credit facility are available provided that we purchase certificates of deposit in amounts equal to the borrowing from the bank. As of December 31, 2016, there was no outstanding balance under the 120 million New Taiwan dollars credit facility or under the 90 million New Taiwan dollars credit facility.

On December 22, 2015, our Taiwan branch renewed its $4.0 million credit facility, originally dated December 20, 2013, and entered into a $2.0 million, one year revolving credit facility agreement with Mega International Commercial Bank (“Mega Bank”). Obligations under the $4.0 million credit facility are available provided that we purchase certificates of deposit in amounts equal to the borrowing from Mega Bank. Borrowings under the $4.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76%. Borrowings under the $2.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.2%, divided by 0.946 for U.S. dollar borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76% but shall not be less than 1.90%; and other currency borrowings shall bear interest at a rate at the bank’s based lending rate plus 1.0%, divided by 0.946. As of December 31, 2016, there was no outstanding balance under either credit facility and both credit facilities expired without renewal.

On April 22, 2016, our Taiwan branch entered into a Comprehensive Credit Line Agreement originally dated April 1, 2015, with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on March 15, 2017. Borrowings under the Comprehensive Credit Line Agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and our China subsidiary. Borrowings under the Comprehensive Credit Line Agreement reduce the amounts available under the existing credit line between the bank and our China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the Comprehensive Credit Line Agreement bear interest at a rate negotiated separately for each drawing depending on the nature of the borrowings. As of December 31, 2016, there was no outstanding balance under this credit facility.

On June 30, 2015, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 115,240,903 New Taiwan dollars, approximately $3.7 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 2,088,804 New Taiwan dollars, approximately $0.1 million, to 2,364,650 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 40,240,903 New Taiwan dollars, approximately $1.3 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of December 31, 2016, $2.9 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three-year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of December 31, 2016, $5.8 million was outstanding under this Finance Lease Agreement.

As of December 31, 2016, our Chinese subsidiary had credit facilities with China Construction Bank totaling $13.2 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. We pledged the land use rights and buildings of our Chinese subsidiary as collateral for the credit facility.  As of December 31, 2016, our Chinese subsidiary used $10.0 million of its credit facility to issue standby letters of credit as collateral for our Taiwan branch line of credit with China Construction Bank. As of December 31, 2016, no balance was outstanding for the U.S. currency based loan. The outstanding balances of bank acceptance notes issued to vendors were $0.3 million with zero interest rate as of December 31, 2016.

As of December 31, 2016, there was $1.7 million of restricted cash, investments or security deposit associated mainly with the loan facilities.

One-month LIBOR rates were 0.77167% and 0.42950% at December 31, 2016 and 2015, respectively.

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

Future liquidity needs

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the expansion of our manufacturing capacity and the continuing market acceptance of our products. In the event that additional liquidity is required to meet our long-term investments, we may need to explore additional sources of liquidity by additional bank credit facilities or raising capital through additional equity or debt financing, including equity financing under our Registration Statement filed with the SEC in October 2016. The sale of additional equity or convertible securities could result in additional dilution to our stockholders, and the terms and prices of any such sale may not be acceptable to us. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2016:

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Notes payable and long-term debt(1)	$46,228	$9,059	$14,401	$4,382	$18,386
Operating leases(2)	12,724	902	2,923	5,167	3,732
Total commitments	$58,952	$9,961	$17,324	$9,549	$22,118

(1)

We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.

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

Off-Balance Sheet Arrangements

During 2016, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue recognition

We generally employ a direct sales model in North America, and in the rest of the world we use both direct and indirect channels. Our revenue recognition policy is to recognize gross revenue whether our products are sold on a direct or indirect basis, because our reseller customers (indirect channel) take title to our products and honor the same terms and conditions as do our direct sales customers. We recognize revenue from the sale of our products provided that persuasive evidence of an arrangement exists, performance obligations have been satisfied, the price is fixed or determinable and collectability is reasonably assured. Contracts or customer purchase orders are used to determine the existence of an arrangement. Shipping documents are used to verify delivery. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and the customer’s payment history. Customers are generally extended net 30 credit terms from the date of shipment, with some extensions for more creditworthy customers.

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

Our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We value on an asset-by-asset basis our long-lived assets and will recognize an impairment loss when the sum of such valuation is less than the carrying amount of such assets. The values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the values projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. We did not record any asset impairment charges in 2016 or 2015.

Valuation of inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. We assess the valuation of our inventory on a periodic basis and provide an allowance for the value of estimated excess and obsolete inventory based on estimates of future demand. During the years ended December 31, 2016, 2015 and 2014, we recorded excess and obsolete inventory charges of $3.7 million, $2.8 million, and $0.9 million, respectively.

We have an accounting policy to write down the value of obsolete inventory. We considered the following factors in our determination of the appropriate reserve level: how often we buy material in bulk; the overall market value of raw material, semi-finished goods and finished goods across our varied product lines and within markets; changes in expected demand for our products; the change in valuations historically; the determined safety stock for key customers; and the likelihood of postponement in delivery schedules for materials already placed in finished goods inventory.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows:  Restricted Cash, providing guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows.  ASU 2016-18 is effective for interim and annual periods beginning after December 31, 2017, with early adoption permitted.  The amendments in this ASU would be applied using a retrospective approach.  We are evaluating the impact of the accounting standard on our financial statements.

In August 2016, the FASB issued ASU NO. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The ASU update addresses eight specific cash flow issues that currently result in diverse practices, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and applicable of the predominance principle.  ASU 2016-15 is effective for interim and annual periods beginning after December 31, 2017, with early adoption permitted.  We are evaluating the impact of the accounting standard on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of accounting for share-based payment transactions, including the following areas: accounting for excess tax benefits and tax deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax withholding requirements; classifying tax payments on behalf of employees on the statement of cash flows; and, for nonpublic entities only, determining the expected term and electing the intrinsic value measurement alternative for stock option awards. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2016, and in the interim periods within those fiscal years. The guidance requires a mix of prospective, modified retrospective and retrospective transition. We expect to recognize approximately $1.3 million of windfall tax benefits as a cumulative effect adjustment to opening retained earnings in the first quarter of 2017 upon adoption of ASU 2016-09.  .

On February 25, 2016, the FASB released Accounting Standards Update (ASU) No. 2016-02, Leases to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new guidance will require lessees to recognize most leases on the balance sheet for capital and operating leases. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2018. We are evaluating the impact of the accounting standard on our financial statements, by reviewing the standard itself as well as reviewing literature about the new standard produced by nationally-recognized accounting firms and other third parties.

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

The FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during November 2015, which simplifies the presentation of deferred income taxes. This ASU provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early adopted this standard effective December 31, 2015 on a retrospective basis which resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset as of December 31, 2015. The adoption of this ASU had no impact on the balance sheet or income statement as we had a full valuation allowance as of December 31, 2015.

The FASB issued ASU No. 2015-11, Inventory in July 2015 to require entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. We early adopted this ASU which had no material impact on the financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We early adopted this ASU which had no material impact on the financial statements.

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

We continue to evaluate the impact of the accounting standard on our financial statements.  In order to determine the effect of the new standard, during 2016 we attended live and web-based training sessions hosted by experts on the new standard, identified key areas in our business that could be affected by the standard and hosted internal training sessions on the new standard for accounting staff.  We have also begun to evaluate our internal controls framework to identify any new controls that may be necessary to comply with the new standard.  Although this determination is subject to change as we continue to evaluate the new standard, based on our review to date, we do not believe that the new standard will have a material effect on our financial statements.  We plan to adopt the new standards after December 15, 2017.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  In the fourth quarter of 2016, we adopted this ASU, which resulted in a determination that no going concern disclosure is needed at this time.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of December 31, 2016, our U.S. debt bears a variable rate of interest that is based on LIBOR. The debt subject to variable rates is subject to fluctuation in the LIBOR. As of December 31, 2016, the interest on our China debt varied based on when each term loan is drawn. Once drawn the interest remains fixed for the term of that draw. As of December 31, 2016, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended December 31, 2016, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.4 million in our interest expense for such period.

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

All transactions in currencies other than their functional currencies during the year are subject to foreign exchange risk when the exchange rate fluctuates on the respective relevant dates of such transactions. Transaction gains and losses are recognized in our statements of operations in other income (expense). Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than the functional currencies are re-measured at the exchange rates prevailing on the Balance Sheet date and unrealized exchange differences are recorded in our consolidated income statement. In October 2015, we determined that certain U.S. loan to foreign subsidiaries are long-term investments. Therefore, exchange gain/(loss) arising from re-measurement of U.S. loans were recorded in the Cumulative Translation Adjustment accounts.

During the year ended December 31, 2016, we recognized $0.6 million of exchange losses arising from foreign currency transactions and re-measurement of monetary assets and liabilities dominated in non-functional currency on balance sheet date.

During the year ended December 31, 2016, 1.27% of our revenue was denominated in RMB and less than 1% of revenue was denominated in NT dollars. In the year ended December 31, 2016, 18.6% of our operating expenses were denominated in RMB and 35.5% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2016, our operating expenses would have been higher by $0.3 million.

As of December 31, 2016, we held the U.S. dollar denominated liabilities net of assets of approximately $2.1 million in our China subsidiary and $7.6 million in our Taiwan branch. With respect to these U.S. Dollar denominated net liabilities as of December 31, 2016, if exchange rates of RMB and NT dollars for U.S. dollars were 1.0% higher during the year ended December 31, 2016, our other operating expenses would have been reduced by $0.1 million. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income as reported in U.S. Dollars.

We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

Item 8.         Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-30 of this Annual Report on Form 10-K

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2016.

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

Item 14.         Principal Accounting Fees and Services

The information required by Part III, Item 14, regarding principal accounting fees and services is incorporated by reference from the information contained in our Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2017.

APPLIED OPTOELECTRONICS, INC.

	By:	/s/ Chih-Hsiang (Thompson) Lin
Chih-Hsiang (Thompson) Lin,
President and Chief Executive Officer and
Chairman of the Board of Directors
March 9, 2017

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

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin
Chih-Hsiang (Thompson) Lin,
President, Chief Executive Officer and	March 9, 2017
Chairman of the Board of Directors
(principal executive officer)

/s/ STEFAN J. MURRY
Stefan J. Murry,
Chief Financial Officer	March 9, 2017
(principal financial officer and
principal accounting officer)

Signature	Date

/s/ William H. Yeh
William H. Yeh,	March 9, 2017
Director

/s/ Richard B. Black
Richard B. Black,	March 9, 2017
Director

/s/ Che-Wei Lin
Che-Wei Lin,	March 9, 2017
Director

/s/ Alex Ignatiev
Alex Ignatiev,	March 9, 2017
Director

/s/ Alan Moore
Alan Moore,	March 9, 2017
Director

/s/ Min-Chu (Mike) Chen
Min-Chu (Mike) Chen,	March 9, 2017
Director

EXHIBIT INDEX

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effec	10-Q	001-36083	3.2	November 14, 2013

4.1		Form of Registration Rights Agreement	S-1	333-190591	4.1	August 13, 2013

4.2		Form of Shareholders’ Agreement	S-1	333-190591	4.2	August 13, 2013

4.3		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	1998 Incentive Share Plan	S-1	333-190591	10.2	August 13, 2013

10.2.1	†	Form of Stock Option Agreement under 1998 Incentive Share Plan	S-1	333-190591	10.2.1	August 13, 2013

10.2.2	†	Form of Stock Option Agreement under 1998 Incentive Share Plan	S-1	333-190591	10.2.2	August 13, 2013

10.3	†	2000 Incentive Share Plan	S-1	333-190591	10.3	August 13, 2013

10.3.1	†	Form of Stock Option Agreement under 2000 Incentive Share Plan	S-1	333-190591	10.3.1	August 13, 2013

10.3.2	†	Form of Stock Option Agreement under 2000 Incentive Share Plan	S-1	333-190591	10.3.2	August 13, 2013

10.4	†	2004 Incentive Share Plan	S-1	333-190591	10.4	August 13, 2013

10.4.1	†	Form of Stock Option Agreement under 2004 Incentive Share Plan	S-1	333-190591	10.4.1	August 13, 2013

10.5	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.5.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.5.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1/A	333-190591	10.5.2	August 27, 2013

10.6	†*	Amended and Restated 2013 Equity Incentive Plan

10.6.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

10.6.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.6.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.6.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7.1	First Amendment to Lease Agreement effective June 15, 2012 between the registrant and 12808 W. Airport, LLC	S-1	333-190591	10.7.1	August 13, 2013

10.7.2	Third Amendment to Office Lease Agreement between the Applied Optoelectronics, Inc. and 12808 Airport, LLC dated July 21, 2014	8-K	001-36083	10.1	July 25, 2014

10.8	Translation of Chinese lease agreement dated January 10, 2012 between the registrant and Admiral Overseas Corporation for space on 4F, NO.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	S-1	333-190591	10.8	August 13, 2013

10.8.1	Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 4F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.4	November 14, 2013

10.9	Translation of Chinese lease agreement dated April 1, 2012 between the registrant and Admiral Overseas Corporation for space on 6-7F, NO.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	S-1	333-190591	10.9	August 13, 2013

10.9.1	Translation of Chinese Amendment to Office Lease Agreement dated August 28, 2013 between the registrant and Admiral Overseas Corporation for space on 6-7F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.5	November 14, 2013

10.10	Translation of Chinese lease agreement dated September 11, 2013 between the registrant and Admiral Overseas Corporation for space on 5F, No.700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.)	10-Q	001-36083	10.3	November 14, 2013

10.11	Amended and Restated Loan and Security Agreement effective May 20, 2009 between registrant and United Commercial Bank	S-1	333-190591	10.10	August 13, 2013

10.11.1	First Amendment to Amended and Restated Loan and Security Agreement effective May 3, 2010 between the registrant and East West Bank (as successor in interest to United Commercial Bank)	S-1	333-190591	10.10.1	August 13, 2013

10.11.2	Second Amendment to Amended and Restated Loan and Security Agreement effective October 28, 2010 between the registrant and East West Bank	S-1	333-190591	10.10.2	August 13, 2013

10.11.3	Third Amendment to Amended and Restated Loan and Security Agreement effective December 6, 2010 between the registrant and East West Bank	S-1	333-190591	10.10.3	August 13, 2013

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11.4	Fourth Amendment to Amended and Restated Loan and Security Agreement effective May 5, 2011 between the registrant and East West Bank	S-1	333-190591	10.10.4	August 13, 2013

10.11.5	Fifth Amendment to Amended and Restated Loan and Security Agreement effective November 30, 2011 between the registrant and East West Bank	S-1	333-190591	10.10.5	August 13, 2013

10.11.6	Sixth Amendment to Amended and Restated Loan and Security Agreement effective March 29, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.6	August 13, 2013

10.11.7	Seventh Amendment to Amended and Restated Loan and Security Agreement effective June 29, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.7	August 13, 2013

10.11.8	Eighth Amendment to Amended and Restated Loan and Security Agreement effective November 2, 2012 between the registrant and East West Bank	S-1	333-190591	10.10.8	August 13, 2013

10.11.9	Ninth Amendment to Amended and Restated Loan and Security Agreement effective April 11, 2013 between the registrant and East West Bank	S-1	333-190591	10.10.9	August 13, 2013

10.11.10	Tenth Amendment to Amended and Restated Loan and Security Agreement effective September 10, 2013 between the registrant and East West Bank	S-1/A	333-190591	10.10.10	September 11, 2013

10.11.11	Eleventh Amendment to Amended and Restated Loan and Security Agreement effective November 13, 2013 between the registrant and East West Bank	8-K	001-36083	10.1	November 19, 2013

10.11.12	Twelfth Amendment to Amended and Restated Loan and Security Agreement effective December 11, 2013 between the registrant and East West Bank	8-K	001-36083	10.1	December 17, 2013

10.11.13	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank	10-K	001-36083	10.11.13	March 6, 2014

10.12	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank	10-K	001-36083	10.11.12	March 6, 2014

10.13	Translation of Chinese Loan Agreement dated December 31, 2013 between the registrant and E. Sun Commercial Bank Co., Ltd.	10-K	001-36083	10.13	March 6, 2014

10.14	Translation of Chinese Loan Agreement dated December 20, 2013 between the registrant and Mega International Commercial Bank Co., Ltd.	10-K	001-36083	10.14	March 6, 2014

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated January 28, 2007	S-1	333-190591	10.12	August 13, 2013

10.15.1	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10.15	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Stefan J. Murry, dated January 28, 2007	S-1	333-190591	10.13	August 13, 2013

10.16	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Shu-Hua (Joshua) Yeh, dated June 1, 2012	S-1	333-190591	10.14	August 13, 2013

10.17	†	Employment Agreement between the registrant and James L. Dunn, Jr., dated April 16, 2013	S-1	333-190591	10.15	August 13, 2013

10.18	†	Employment Agreement between the registrant and Hung-Lun (Fred) Chang, dated April 16, 2013	S-1	333-190591	10.16	August 13, 2013

10.19		Translation of Lease Agreement dated March 18, 2014 between the Company and Taiwan Furniture Manufacturers’ Association for office space at 2F, No. 700, Jhongjheng Rd., Jhonghe District, New Taipei City 23552, Taiwan (R.O.C.).	8-K	001-36083	1.2	March 25, 2014

10.20		Translation of Lease Agreement dated April 1, 2014 between the Company and Taiwan Asset Management Corporation for office and manufacturing space at No. 18, Gong 4th Rd., Gong’er Industrial Park, Linkou District, New Taipei City 244, Taiwan (R.O.C.)	8-K	001-36083	1.01	April 7, 2014

10.21		Business Loan Agreement, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	July 18, 2014

10.21.1		Commercial Security Agreement, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	July 18, 2014

10.21.2		Promissory Note, dated July 15, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	July 18, 2014

10.22		Business Loan Agreement, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	August 5, 2014

10.22.1		Commercial Security Agreement, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	August 5, 2014

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22.2	Promissory Note, dated July 31, 2014, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	August 5, 2014

10.23	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of June 30, 2014)	10-Q	001-36083	10.2	August 12, 2014

10.24	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of June 30, 2014)	10-Q	001-36083	10.3	August 12, 2014

10.25	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of September 30, 2014)	10-Q	001-36083	10.4	November 12, 2014

10.26	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of September 30, 2014)	10-Q	001-36083	10.5	November 12, 2014

10.27	Loan Agreement, dated January 6, 2015, between Applied Optoelectronics, Inc. and CTBC Bank Co. Ltd.	8-K	001-36083	10.1	January 12, 2015

10.28	Construction Loan Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	January 30, 2015

10.28.1	Commercial Security Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	January 30, 2015

10.28.2	Promissory Note, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	January 30, 2015

10.29	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank – Revolving line of credit with a China bank up to $12 million (Schedule updated as of December 31, 2014)	10-K	001-36083	10.29	March 5, 2015

10.30	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank - Revolving line of credit with a China bank up to $3.3 million (Schedule updated as of December 31, 2014)	10-K	001-36083	10.30	March 5, 2015

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.31	Translation of $4 Million Credit Facility Agreement, dated March 9, 2015, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.1	March 13, 2015

10.31.1	Translation of $3 Million Credit Facility Agreement, dated March 9, 2015, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.2	March 13, 2015

10.31.2	Translation of Loan Approval Notice of E. Sun Commercial Bank Co., Ltd., dated March 12, 2015	8-K	001-36083	10.3	March 13, 2015

10.32	Translation of US$4 Million Credit Facility Agreement, dated March 25, 2015, between Applied Optoelectronics, Inc. and Mega International Commercial Bank Co., Ltd	8-K	001-36083	10.1	March 31, 2015

10.33	Translation of Comprehensive Credit Line Contract and General Agreement, dated April 1, 2015, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch	8-K	001-36083	10.1	April 7, 2015

10.33.1	Translation of Approval Notice of China Construction Bank, Taipei Branch	8-K	001-36083	10.2	April 7, 2015

10.34	Translation of Purchase and Sale Contract between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	June 2, 2015

10.34.1	Translation of Finance Lease Agreement between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.2	June 2, 2015

10.35	Fourth Amendment to Office Lease Agreement between Applied Optoelectronics, Inc. and 12808 Airport, LLC dated June 17, 2015	8-K	001-36083	10.1	June 23, 2015

10.36	Credit Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.1	July 7, 2015

10.36.1	Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.2	July 7, 2015

10.36.2	Patent Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.3	July 7, 2015

10.36.3	Trademark Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.4	July 7, 2015

10.36.4	East West Bank Promissory Note, dated June 30, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.5	July 7, 2015

10.36.5	Comerica Bank Promissory Note, dated June 30, 2015, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.6	July 7, 2015

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.36.6		2nd Lien Construction Deed of Trust, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.7	July 7, 2015

10.37		Translation of Purchase and Sale Contract between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	July 7, 2015

10.37.1		Translation of Finance Lease Agreement and Promissory Note between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.2	July 7, 2015

10.38		Office Lease Agreement between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC dated November 5, 2015	10-Q	001-36083	10.1	November 9, 2015

10.39	†	Applied Optoelectronics, Inc. Executive and Key Employee Bonus Plan	8-K	001-36083	10.1	December 21, 2015

10.40		Translation of US$2Million Credit Facility Agreement, dated December 22, 2015, between Applied Optoelectronics, Inc. and Mega International Commercial Bank Co., Ltd.	8-K	001-36083	10.1	December 29, 2015

10.41		Translation of US$4 Million Credit Facility Agreement, dated December 22, 2015, between Applied Optoelectronics, Inc. and Mega International Commercial Bank Co., Ltd.	8-K	001-36083	10.1	December 29, 2015

10.42		Translation of the Terms of Credit Line, dated January 4, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd.	8-K	001-36083	10.1	February 25, 2016

10.42.1		General Agreement for Omnibus Credit Lines, dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd.	8-K	001-36083	10.2	February 25, 2016

10.42.2		Agreement for Individually Negotiated Terms & Conditions, dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd.	8-K	001-36083	10.3	February 25, 2016

10.42.3		NT$200 Million Promissory Note, dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd.	8-K	001-36083	10.4	February 25, 2016

10.42.4		NT$120 Million Promissory Note, dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd.	8-K	001-36083	10.5	February 25, 2016

10.42.5		Certificate for Provision of Collateral and Pledge Agreement, dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd.	8-K	001-36083	10.6	February 25, 2016

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.42.6	NT$120 Promissory Note (Certificate of Deposit), dated February 19, 2016, between Applied Optoelectronics, Inc. and China Trust Commercial Bank Co., Ltd.	8-K	001-36083	10.7	February 25, 2016

10.43	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	April 6, 2016

10.44	Translation of the General Crediting Agreement, dated April 8, 2016, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.1	April 14, 2016

10.44.1	Translation of the Promissory Note, dated April 8, 2016, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.2	April 14, 2016

10.44.2	Translation of Loan Approval Notice by E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.3	April 14, 2016

10.45	Translation of Comprehensive Credit Line Contract and General Agreement, dated April 22, 2016, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch	8-K	001-36083	10.1	April 28, 2016

10.45.1	Translation of Approval Notice of China Construction Bank, Taipei Branch, dated March 29, 2016	8-K	001-36083	10.2	April 28, 2016

10.45.2	Translation of the Promissory Note, dated April 22, 2016 between China Construction Bank – Taipei Branch and Applied Optoelectronics, Inc., Taiwan Branch	8-K	001-36083	10.3	April 28, 2016

10.46	Change in Terms Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	June 17, 2016

10.46.1	Notice of Final Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	June 17, 2016

10.46.2	Modification to the Construction Loan Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	June 17, 2016

10.47	First Amendment to Credit Agreement and Limited Consent, dated June 24, 2016, between Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.1	June 30, 2016

10.47.1	$17,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.2	June 30, 2016

10.47.2	$2,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.3	June 30, 2016

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.47.3		$5,000,000 Amended and Restated Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.4	June 30, 2016

10.47.4		$5,000,000 Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.5	June 30, 2016

10.47.5		$17,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.6	June 30, 2016

10.47.6		$2,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.7	June 30, 2016

10.47.7		$5,000,000 Amended and Restated Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.8	June 30, 2016

10.47.8		$5,000,000 Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.9	June 30, 2016

10.47.9		First Modification to Promissory Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.10	June 30, 2016

10.48		Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016

10.48.1		Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016

10.48.2		Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016

10.49		Change in Terms Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	October 7, 2016

10.49.1		Notice of Final Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	October 7, 2016

10.49.2		Second Modification to the Construction Loan Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	October 7, 2016

21.1		Subsidiaries of the registrant	S-1	333-190591	21.1	August 13, 2013

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see the signature page in this Annual Report on Form 10-K).

Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	*

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

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

†     Management contract, compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Optoelectronics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, TX

March 9, 2017

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$50,224	$28,074
Restricted cash	1,732	4,719
Short-term investments	44	7,886
Accounts receivable - trade, net of allowance of $31 and $51, respectively	49,766	38,775
Inventories	51,817	66,238
Prepaid expenses and other current assets	3,969	8,236
Total current assets	157,552	153,928
Cash restricted for construction in progress	8	—
Property, plant and equipment, net of accumulated depreciation of $49,175 and $37,970, respectively	144,098	109,699
Land use rights, net	778	854
Intangible assets, net	3,993	3,900
Deferred income tax assets	11,421	—
Other assets, net	4,468	5,094
TOTAL ASSETS	$322,318	$273,475
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$7,865	$30,908
Accounts payable	36,375	28,668
Bank acceptance payable	307	2,998
Accrued liabilities	15,426	11,506
Total current liabilities	59,973	74,080
Notes payable and long-term debt, less current portion	34,961	33,997
TOTAL LIABILITIES	94,934	108,077
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2016 or 2015, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 18,400 and 16,839 shares issued and outstanding at December 31, 2016 and 2015, respectively	18	17
Additional paid-in capital	265,264	233,336
Accumulated other comprehensive gain	(885)	292
Accumulated deficit	(37,013)	(68,247)
TOTAL STOCKHOLDERS' EQUITY	227,384	165,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$322,318	$273,475

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2016	2015	2014
Revenue, net	$260,713	$189,903	$130,449
Cost of goods sold	173,759	129,450	86,203
Gross profit	86,954	60,453	44,246
Operating expenses
Research and development	31,780	20,852	15,970
Sales and marketing	6,627	6,381	6,043
General and administrative	25,527	19,771	17,095
Total operating expenses	63,934	47,004	39,108
Income from operations	23,020	13,449	5,138
Other income (expense)
Interest income	247	328	369
Interest expense	(1,717)	(1,018)	(326)
Other expense, net	(547)	(1,591)	(699)
Total other expense	(2,017)	(2,281)	(656)
Income before income taxes	21,003	11,168	4,482
Income tax (expense) benefit	10,231	(375)	(199)
Net income	$31,234	$10,793	$4,283
Net income per share
Basic	$1.82	$0.69	$0.30
Diluted	$1.76	$0.65	$0.28

Weighted average shares used to compute net income per share:
Basic	17,201,731	15,626,753	14,307,477
Diluted	17,712,928	16,532,850	15,186,961

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2016	2015	2014
Net income	$31,234	$10,793	$4,283
Loss on foreign currency translation adjustment, net of tax	(1,177)	(1,633)	(439)
Comprehensive income	$30,057	$9,160	$3,844

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2014, 2015 and 2016

(in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain	deficit	equity
January 1, 2014	—	—	12,644	$13	144,023	$2,364	$(83,323)	$63,077
Public offering of common stock, net	—	—	2,025	2	45,679	—	—	45,681
Issuance of shares under equity plans	—	—	33	—	—	—	—	—
Stock options exercised	—	—	103	—	365	—	—	365
Warrants exercised	—	—	19	—	—	—	—	—
Stock based compensation	—	—	—	—	2,045	—	—	2,045
Net income	—	—	—	—	—	—	4,283	4,283
Loss on foreign currency translation adjustment	—	—	—	—	—	(439)	—	(439)
December 31, 2014	—	$—	14,824	$15	$192,112	$1,925	$(79,040)	$115,012
Public offering of common stock, net	—	—	1,857	2	38,646	—	—	38,648
Issuance of shares under equity plans	—	—	77	—	—	—	—	—
Stock options exercised	—	—	81	—	452	—	—	452
Stock based compensation	—	—	—	—	2,120	—	—	2,120
Net income	—	—	—	—	—	—	10,793	10,793
Loss on foreign currency translation adjustment	—	—	—	—	—	(1,633)	—	(1,633)
Other	—	—	—	—	6	—	—	6
December 31, 2015	—	$—	16,839	$17	$233,336	$292	$(68,247)	$165,398
Public offering of common stock, net	—	—	1,126	1	27,236	—	—	27,237
Issuance of shares under equity plans	—	—	276	—	—	—	—	—
Stock options exercised	—	—	159	—	859	—	—	859
Stock based compensation	—	—	—	—	3,833	—	—	3,833
Net income	—	—	—	—	—	—	31,234	31,234
Loss on foreign currency translation adjustment	—	—	—	—	—	(1,177)	—	(1,177)
December 31, 2016	—	$—	18,400	$18	$265,264	$(885)	$(37,013)	$227,384

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
Operating activities:
Net income	$31,234	$10,793	$4,283
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Lower of Cost or Market Adjustment	3,707	2,832	941
Depreciation and amortization	14,188	9,424	6,169
Deferred income taxes, net	(11,426)	—	—
Loss on disposal of assets	126	78	12
Share-based compensation	3,833	2,120	2,061
Unrealized foreign exchange loss (gain)	(937)	2,462	1,288
Changes in operating assets and liabilities:
Accounts receivable, trade	(11,147)	(7,531)	(9,703)
Notes receivable	—	977	(977)
Inventories	10,207	(37,502)	(16,105)
Other current assets	4,119	(2,624)	(745)
Accounts payable	9,105	(1,258)	18,947
Accrued liabilities	4,095	5,017	2,359
Net cash provided by (used in) operating activities	57,104	(15,212)	8,530
Investing activities:
Purchase of short-term investments	—	(175)	(246)
Maturities of short-term investments	7,752	—	—
Change in restricted cash for construction in progress	(8)	—	—
Purchase of property, plant and equipment	(49,442)	(57,080)	(41,129)
Proceeds from disposal of equipment	14	351	47
Deposits and deferred charges	688	(4,238)	(720)
Purchase of intangible assets	(547)	(478)	(3,340)
Net cash used in investing activities	(41,543)	(61,620)	(45,388)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	28,858	16,944	8,150
Principal payments of long-term debt and notes payable	(5,855)	(2,413)	(8,076)
Proceeds from line of credit borrowings	117,172	144,386	53,658
Repayments of line of credit borrowings	(163,068)	(121,386)	(50,733)
Proceeds from bank acceptance payable	5,850	8,257	5,925
Repayments of bank acceptance payable	(8,398)	(6,361)	(6,986)
Repayments of note payable	(1,000)	(1,000)	(1,000)
Decrease (increase) in restricted cash	2,987	(4,419)	266
Exercise of stock options	859	452	365
Proceeds from common stock offering, net	27,237	38,648	45,681
Other	—	6	—
Net cash provided by financing activities	4,642	73,114	47,250
Effect of exchange rate changes on cash	1,947	(383)	(223)
Net increase (decrease) in cash	22,150	(4,101)	10,169
Cash and cash equivalents at beginning of year	28,074	32,175	22,006
Cash and cash equivalents at end of year	$50,224	$28,074	$32,175
Supplemental disclosure of cash flow information:
Cash paid for (received from):
Interest	$1,689	$1,070	$329
Income taxes	(12)	650	148
Non-cash investing and financing activities:
Purchase of intangible assets with notes payable	$–	$–	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND OPERATIONS

Applied Optoelectronics, Inc. (“AOI” or the “Company”) was incorporated in the State of Texas on February 28, 1997. In March 2013, the Company converted into a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, fiber-to-the-home and telecommunications. The Company designs and manufactures a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

Prime World International Holdings, Ltd. (“Prime World”) is a wholly-owned subsidiary of the Company incorporated in the British Virgin Islands on January 13, 2006. Prime World is the parent company of Global Technology, Inc. (“Global”). Global was established in June 2002 in the People’s Republic of China (“PRC”) and was acquired by Prime World on March 30, 2006. Prime World also operates a division in Taiwan, which is qualified to do business in Taiwan and primarily manufactures transceivers and performs research and development activities.

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

2.            Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.  This reclassification includes the presentation of revenue in Note N – Segment and Geographic Revenue.  In 2015, revenue by geographic region was reclassified between the United States, Taiwan and China to conform to the current year presentation by classifying consigned inventory revenue based on manufacturing location rather than consignment sale location.

3.            Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates in the consolidated financial statements and accompanying notes. Significant estimates and assumptions that impact these financial statements relate to, among other things, allowance for doubtful accounts, inventory reserve, product warranty costs, share-based compensation expense, estimated useful lives of property and equipment, and taxes.

4.            Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date and sales and expenses are translated at monthly average rates. The resulting gains or losses from translation are included in a separate component of other comprehensive income. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely. Transaction gains and losses resulting from re-measuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary’s functional currency are included in net foreign exchange gain and loss and are included in net income except for intercompany long-term investment nature. The after-tax translation gain or losses from long-term investment nature of intercompany balances are treated as translation adjustments and included in comprehensive income.

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

6.            Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $10.7 million and $8.9 million at December 31, 2016 and 2015, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2016, approximately $40.8 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

7.            Restricted Cash/Compensating Balances

The Company is required to maintain a compensation deposit equal to 30% of its bank acceptance notes to vendors and a standby letter of credit issued for guaranty of its Taiwan credit facility with a China bank. The Company’s Taiwan subsidiary also uses time deposits for customs guarantees as well as compensation balances with a Taiwan bank for its credit facility. As of December 31, 2016 and 2015, the amount of restricted cash was $1.7 million and $4.7 million, respectively.

8.	Short-Term Investments

The Company invested its excess cash in bank certificates of deposit. As of December 31, 2016 and 2015, the Company invested $0.0 million and $7.9 million in certificates of deposit in RMB currencies with Taiwan banks, respectively. The maturity dates ranged from 6 months to 12 months.

The Company arranged a revolving line of credit agreement with the same Taiwan bank by pledging 100% of its certificates of deposit. As of December 31, 2016 and 2015, the pledged certificate of deposit for such arrangement amount was $0.0 and $7.9 million, respectively.

9.            Accounts Receivable/Allowance for Doubtful Accounts

The Company carries its accounts receivable at the net amount that it estimates to be collectible. An allowance for uncollectable accounts is maintained through a charge against operations. The allowance is determined by management review of outstanding amounts per customer, historical payments and the aging of accounts.

10.          Notes Receivable

The Company carries its bank acceptance receivables at face value or discounted value if they are interest bearing. The maturity date of the receivables are all within one year of the original issuance date and are carried at face value.

11.         Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company places all cash and cash equivalents with high-credit quality financial institutions.

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2016, 2015 and 2014, its top five customers represented 87.8%, 81.8% and 72.0% of its revenue, respectively. In 2016, Amazon, Microsoft and Arris represented 54.6%, 18.3% and 5.8% of its revenue, respectively. In 2015, Amazon, Microsoft and Cisco respresented 52.5%, 11.6% and 10.4% of its revenue, respectively.  In 2014, Amazon, Cisco and a leading internet service provider represented 45.8%, 8.9% and 6.7% of its revenue, respectively.  The five largest receivable balances for customers represented an aggregate of 88.3%, and 80.0% of total accounts receivable at December 31, 2016 and 2015, respectively. As of December 31, 2016, Amazon and Arris represented 62.1% and 10.6% of total accounts receivable, respectively.  As of December 31, 2015, Amazon and Wesco represented 51.4% and 14.4% of total accounts receivable, respectively.

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

13.          Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the following estimated useful lives:

Useful lives

Buildings	20 - 40 years

Land improvements	10 years

Machinery and equipment	3 - 20 years

Furniture and fixtures	3 - 7 years

Computer equipment and software	3 - 10 years

Leasehold improvements	The shorter of the life of the applicable lease or the useful life of the improvement

Transportation equipment	5 years

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

14.          Intangible Assets

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2016, the Company had 210 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life of 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

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

19.          Product Warranty

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defective occurs. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs may exceed the accrual, cost of sales will increase in the future. As of December 31, 2016 and 2015, the amount of accrued warranty was $705,000 and $412,000, respectively.

20.           Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $157,000, $104,000 and $100,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

23.          New Accounting Standards

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows:  Restricted Cash, providing guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows.  ASU 2016-18 is effective for interim and annual periods beginning after December 31, 2017, with early adoption permitted.  The amendments in this ASU would be applied using a retrospective approach.  The Company is evaluating the impact of the accounting standard on the financial statements.

In August 2016, the FASB issued ASU NO. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The ASU update addresses eight specific cash flow issues that currently result in diverse practices, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and applicable of the predominance principle.  ASU 2016-15 is effective for interim and annual periods beginning after December 31, 2017, with early adoption permitted.  The Company is evaluating the impact of the accounting standard on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of accounting for share-based payment transactions, including the following areas: accounting for excess tax benefits and tax deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax withholding requirements; classifying tax payments on behalf of employees on the statement of cash flows; and, for nonpublic entities only, determining the expected term and electing the intrinsic value measurement alternative for stock option awards. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2016, and in the interim periods within those fiscal years. The guidance requires a mix of prospective, modified retrospective and retrospective transition. The Company expects to recognize approximately $1.3 million of windfall tax benefits as a cumulative effect adjustment to opening retained earnings in the first quarter of 2017 upon adoption of ASU 2016-09.  .

On February 25, 2016, the FASB released Accounting Standards Update (ASU) No. 2016-02, Leases to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new guidance will require lessees to recognize most leases on the balance sheet for capital and operating leases. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2018. The Company is evaluating the impact of the accounting standard on its financial statements, by reviewing the standard itself as well as reviewing literature about the new standard produced by nationally-recognized accounting firms and other third parties.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company continues to evaluate the impact of the accounting standard on its financial statements.   In order to determine the effect of the new standard, during 2016 the Company attended live and web-based training sessions hosted by experts on the new standard, identified key areas in our business that could be affected by the standard and hosted internal training sessions on the new standard for accounting staff.  The Company has also began to evaluate its internal controls framework to identify any new controls that may be necessary to comply with the new standard.  Although this determination is subject to change as the Company continues to evaluate the new standard, based on our review to date, the Company does not believe that the new standard will have a material effect on our financial statements.  The Company plans to adopt the new standards after December 15, 2017.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  In the fourth quarter of 2016, the Company adopted this ASU, which resulted in a determination that no going concern disclosure is needed at this time.

NOTE C—EARNINGS PER SHARE

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

The following table presents the calculation of basic and diluted EPS:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Numerator:
Net income	$31,234	$10,793	$4,283
Denominator:
Weighted average shares used to compute net income per share
Basic	17,202	15,627	14,307
Effective of dilutive options, restricted stock units and warrants	511	906	880
Diluted	17,713	16,533	15,187
Net income per share
Basic	$1.82	$0.69	$0.30
Diluted	$1.76	$0.65	$0.28

NOTE D—INVENTORIES

At December 31, 2016 and 2015, inventories consisted of the following:

	2016	2015
Raw materials	$21,518	$22,240
Work in process and sub-assemblies	24,334	30,766
Finished goods	5,965	13,232
	$51,817	$66,238

For the years ended December 31, 2016, 2015 and 2014, the lower of cost or market adjustment expensed for inventory was $3.7 million, $2.8 million and $0.9 million, respectively.

NOTE E—PROPERTY, PLANT AND EQUIPMENT

At December 31, 2016 and 2015, property, plant and equipment consisted of the following:

	2016	2015
	(in thousands)
Land improvements	$792	$863
Building and improvements	69,368	27,255
Machinery and equipment	108,724	88,882
Furniture and fixtures	4,227	2,422
Computer equipment and software	6,836	5,615
Transportation equipment	236	294
	190,183	125,331
Less accumulated depreciation and amortization	(49,175)	(37,970)
	141,008	87,361
Construction in progress	1,989	21,237
Land	1,101	1,101
Property, plant and equipment, net	$144,098	$109,699

For the years ended December 31, 2016, 2015 and 2014, depreciation expense of property, plant and equipment was $13.7 million $9.0 million and $5.8 million, respectively.

During the year ended December 31, 2016 and 2015, there was $0.0 million and $0.1 million of capitalized interest recorded in construction in progress, respectively

NOTE F—INTANGIBLE ASSETS

At December 31, 2016 and 2015, intangible assets consisted of the following:

	2016
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
	(in thousands)
Patents	$5,987	$(1,997)	$3,990
Trademarks	14	(11)	3
Total intangible assets	$6,001	$(2,008)	$3,993

	2015
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
	(in thousands)
Patents	$5,446	$(1,551)	$3,895
Trademarks	14	(9)	5
Total intangible assets	$5,460	$(1,560)	$3,900

In 2014, the Company acquired an intangible asset from an unrelated company in the form of a license to various patents related to transceiver product technology. The weighted-average amortization period for the license is 10 years.

For the years ended December 31, 2016, 2015 and 2014, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.5 million, $0.4 million and $0.4 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 8.6 years.

At December 31, 2016, approximate amortization expense for intangible assets was as follows (in thousands):

2017	$466
2018	466
2019	466
2020	466
2021	467
thereafter	1,662
$3,993

NOTE G—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$50,224	$—	$—	$50,224
Restricted cash	1,740	—	—	1,740
Short term investments	44	—	—	44
Total assets	$52,008	$—	$—	$52,008
Liabilities:
Bank acceptance payable	—	$307	—	$307
Total liabilities	$—	$307	$—	$307

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$28,074	$—	$—	$28,074
Restricted cash	4,719	—	—	4,719
Short term investments	7,886	—	—	7,886
Total assets	$40,679	$—	$—	$40,679
Liabilities:
Bank acceptance payable	—	$2,998	—	$2,998
Total liabilities	$—	$2,998	$—	$2,998

NOTE H—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31,
	2016	2015

Revolving line of credit with a U.S. bank up to $25,000 with interest at LIBOR plus 2%, maturing June 30, 2018	$—	$23,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing July 31, 2019	2,925	4,150
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing June 30, 2020	9,500	2,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing January 26, 2022	21,670	8,588
Revolving line of credit with a Taiwan bank up to $10,333 with interest based on the bank's corporate interest rate index+ 1.5%, or 1.7%, matured on November 30, 2016	—	2,588
Revolving line of credit with a Taiwan bank up to $6,600 with interest at Taiwan deposit index plus 0.41% or LIBOR plus 1.7%, maturing on February 6, 2017	—	4,475
Revolving line of credit with a Taiwan bank up to $6,000 with interest at Taiwan Time Deposit Interest Rate Index plus 1% or LIBOR plus 1%, matured on November 27, 2016	—	3,407
Revolving line of credit with the Taiwan branch of a China bank up to $10,000 with interest at LIBOR plus 1.5% or Taiwan Interbank Offered Rate plus 0.9%, maturing March 15, 2017	—	9,418
Notes payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018 and June 30, 2018	2,919	4,851
Notes payable to a finance company due in monthly installments with 4% interest, maturing March 31, 2019	5,812	—
Revolving line of credit with a China bank up to $13,300 with interest of 3.15% for 3-month term	—	2,428
Total	42,826	64,905
Less current portion	(7,865)	(30,908)
Non-current portion	$34,961	$33,997

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate, a 30% guarantee deposit of $638, and maturity dates ranging from January 2017 to March 2017	307	2,998

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2016.

Maturities of notes payable and long-term debt are as follows for the future years ending December 31(in thousands):

2017	$7,865
2018	8,200
2019	5,034
2020	2,681
2021	700
2022 thereafter	18,346
Total outstanding	$42,826

On June 24, 2016, the Company entered into a First Amendment to the Credit Agreement with East West Bank and Comerica Bank (“First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased the Company’s revolving lines of credit from $25 million to $40 million, which mature on June 30, 2018, and retains a $10.0 million term loan maturing on June 30, 2020. The First Amendment also provides for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was lowered by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. As of December 31, 2016, no balance was outstanding under the revolving line of credit. As of December 31, 2016, $9.5 million was outstanding under the term loan.

The Company also has a term loan with East West Bank of $5.0 million with monthly payments of principal and interest that matures on July 31, 2019. As of December 31, 2016, the outstanding balance was $2.9 million.

On June 24, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (“Modification Agreement”) to the Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of the Company’s campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015. Upon signing the original Construction Loan Agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Modification Agreement has a fifteen-month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment commenced on August 26, 2016, and continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bears interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate is reduced to LIBOR Borrowing Rate plus 2.0% under the Modification Agreement.

On September 27, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (“Second Modifications”) to the Construction Loan Agreement with East West Bank. The Second Modifications amends and restates in part the Company’s Promissory Note and Construction Loan Agreement, which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, was amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance shall be converted to a sixty-four (64) month term loan, amended from a sixty (66) month term loan, with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment was due on October 26, 2016 and will continue on the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remain unchanged. As of December 31, 2016, $21.7 million was outstanding under the construction loan.

The loan and security agreements with East West Bank and Comerica Bank require the Company to maintain certain financial covenants, including a minimum cash balance, a current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company.  As of December 31, 2016, the Company was in compliance with all covenants contained in these agreements.

On February 19, 2016, the Company’s Taiwan branch renewed and increased its credit facility originally dated January 6, 2015 with CTBC Bank Co. Ltd. in Taipei, Taiwan for 320 million New Taiwan dollars, or approximately $10.3 million, one-year revolving credit facility. The obligations under the credit facility are unsecured up to $6.3 million; the remaining $4.0 million is available provided that the Company purchase the same amount of secured certificates of deposit with the bank. Borrowings under the credit facility bear interest at a rate based on the bank’s corporate interest rate index plus 1.5% for the unsecured portion of the credit facility and bank’s corporate interest rate index plus 0.93% for the secured portion of the credit facility, adjusted monthly. As of the execution of the credit facility, the bank’s corporate interest rate index is 0.71%. As of December 31, 2016, there was no outstanding balance for the secured loan or under the unsecured credit facility and both credit facilities expired without renewal.

On April 8, 2016, the Company’s Taiwan branch renewed its 90 million New Taiwan dollars, or approximately $2.6 million, and 120 million New Taiwan dollars, or approximately $4.0 million, one-year revolving credit facilities, originally dated March 9, 2015, with E. Sun Commercial Bank Co., Ltd. in Taipei, Taiwan. Borrowings under the 90 million New Taiwan dollars credit facility bear interest at a rate equal to the LIBOR plus 1.7% divided by 0.946. Borrowings under the 120 million New Taiwan dollars credit facility bear interest at a rate equal to the bank’s personal monthly time deposit interest rate plus 0.480%. Any future borrowings under the 120 million New Taiwan dollars credit facility are available provided that the Company purchase certificates of deposit in amounts equal to the borrowing from the bank. As of December 31, 2016, there was no outstanding balance under the 120 million New Taiwan dollars credit facility or under the 90 million New Taiwan dollars credit facility.

On December 22, 2015, the Company’s Taiwan branch renewed its $4.0 million credit facility, originally dated December 20, 2013, and entered into a $2.0 million, one-year revolving credit facility agreement with Mega International Commercial Bank (“Mega Bank”). Obligations under the $4.0 million credit facility are available provided that the Company purchase certificates of deposit in amounts equal to the borrowing from Mega Bank. Borrowings under the $4.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.0%, divided by 0.946 for U.S. and other currency borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76%. Borrowings under the $2.0 million credit facility bear interest at a rate not less than the LIBOR borrowing rate plus 1.2%, divided by 0.946 for U.S. dollar borrowings; New Taiwan dollars borrowings bear interest at a rate equal to the bank’s base lending rate plus 0.76% but shall not be less than 1.90%; and other currency borrowings shall bear interest at a rate at the bank’s based lending rate plus 1.0%, divided by 0.946. As of December 31, 2016, there was no outstanding balance under either credit facility and both credit facilities expired without renewal.

On April 22, 2016, the Company’s Taiwan branch entered into a Comprehensive Credit Line Agreement originally dated April 1, 2015, with the Taipei branch of China Construction Bank, providing a revolving credit line of $10 million, maturing on March 15, 2017. Borrowings under the Comprehensive Credit Line Agreement are secured by a standby letter of credit issued by the China branch of the bank under existing agreements between the bank and the Company’s China subsidiary. Borrowings under the Comprehensive Credit Line Agreement reduce the amounts available under the existing credit line between the bank and the Company’s China subsidiary and cannot exceed 97% of the amount of the standby letter of credit issued by the China branch of the bank. Borrowings under the Comprehensive Credit Line Agreement bear interest at a rate negotiated separately for each drawing depending on the nature of the borrowings. As of December 31, 2016, there was no outstanding balance under this credit facility.

On June 30, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 115,240,903 New Taiwan dollars, approximately $3.7 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 2,088,804 New Taiwan dollars, approximately $0.1 million, to 2,364,650 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 40,240,903 New Taiwan dollars, approximately $1.3 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of December 31, 2016, $2.9 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three-year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of December 31, 2016, $5.8 million was outstanding under this Finance Lease Agreement.

As of December 31, 2016, the Company’s Chinese subsidiary had credit facilities with China Construction Bank totaling $13.2 million, which can be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. The Company pledged the land use rights and buildings of our Chinese subsidiary as collateral for the credit facility. As of December 31, 2016, the Company’s Chinese subsidiary used $10.0 million of its credit facility to issue standby letters of credit as collateral for the Company’s Taiwan branch line of credit with China Construction Bank. As of December 31, 2016, no balance was outstanding for the U.S. currency based loan. The outstanding balances of bank acceptance notes issued to vendors were $0.3 million with zero interest rate as of December 31, 2016.

As of December 31, 2016 and 2015, the Company had $75.8 million and $37.7 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 0.77167% and 0.42950% at December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, there was $1.7 million and $12.6 million of restricted cash, investments or security deposit associated mainly with the loan facilities, respectively.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2016	2015
	(in thousands)
Accrued payroll	$9,231	$6,757
Accrued rent	959	792
Accrued employee benefits	1,572	1,379
Accrued state and local taxes	607	372
Accrued income taxes	974	—
Advance payments	252	1,258
Accrued product warranty	705	412
Accrued commission expenses	205	—
Accrued professional fees	163	—
Accrued other	758	536
	$15,426	$11,506

NOTE J—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following as of December 31:

	2016	2015	2014
	(in thousands)
Foreign exchange transaction loss	(617)	(1,847)	(1,002)
Government subsidy income	164	217	271
Other non-operating gain	32	117	44
Loss on disposal of assets	(126)	(78)	(12)
	$(547)	$(1,591)	$(699)

NOTE K—INCOME TAXES

The sources of the Company’s income from operations before income taxes were as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$10,047	$14,062	1,226
Foreign	10,956	(2,894)	3,256
Total income before income taxes	$21,003	$11,168	4,482

The provision for income tax expense for the years ended December 31, was as follows:

	2016	2015	2014
Current:	(in thousands)
Federal	$(15)	$168	$193
State	256	207	6
Foreign	962	—	—
Total	$1,203	$375	$199
Deferred:
Federal	$(10,794)	$—	$—
State	(130)	—	—
Foreign	(510)	—	—
Total	$(11,434)	$—	$—

Income tax (benefit) expense	$(10,231)	$375	$199

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

	2016	2015
	(in thousands)
NOL carryforward	$12,866	$14,318
Inventory reserves	869	1,616
AMT credit	424	347
Unrealized gains and losses	(6)	1,549
Stock compensation	1,453	1,084
Fixed assets and intangibles	(2,777)	(4,432)
Other	255	244
	13,084	14,726
Less valuation allowance	(1,663)	(14,726)
Deferred tax assets, net	$11,421	$—

The valuation allowance was established to reduce the deferred tax asset for the amount that will likely not be realized. This reduction was primarily necessary due to the uncertainty of the Company’s ability to utilize all of the net operating loss carry forwards. The valuation allowance decreased by $13.1 million in 2016 and increased by approximately $2.1 million in 2015. The decrease in 2016 was primarily the result of the removal of our valuation allowance on U.S. and Taiwan deferred income tax assets.  The increase in 2015 was primarily the result of current year changes in deferred income tax assets and liabilities, including increases in our net operating loss carryforwards.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. In considering whether or not to continue to maintain the valuation allowance, the Company considers all available positive and negative evidence, including: historical profits and losses, forecasts of future profits or losses, and trends in the industries that the Company serves that may affect its ability to continue to generate profits. Objective evidence, such as historical losses, limits the ability to consider other subjective evidence, such as its projections for future growth.

On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $1.7 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence is no longer present and additional weight is given to subjective evidence such as its projections for growth.

The Company has a U.S. net operating loss carry forward of approximately $37.7 million, which expires between 2025 and 2032. The Company also has U.S. research and development tax credits of $1.5 million, which expire between 2024 and 2036. The Company has a net operating loss carryforward from its China operations of approximately $8.3 million, which expires between 2017 and 2021. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. During 2015 and 2016, the Company updated its Section 382 analysis resulting in the recognition of additional utilizable net operating losses. Additional ownership changes could result in the expiration of the net operating loss and tax credit carryforward before utilization.

The U.S. NOL carryforwards and research and development tax credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs and tax credits are presented net of these unrecognized tax benefits.

The Company has approximately $1.3 million of windfall tax benefits from previous stock option exercises that have not been recognized as of December 31, 2016. This amount will not be recognized until such time the deduction would reduce our U.S. income taxes payable. The Company used ASC 740 ordering when determining when excess tax benefits had been realized.  Effective January 1, 2017, the Company will adopt new guidance (ASU 2016-09) and will record excess tax benefits or tax deficiencies from stock based compensation to the consolidated statement of income within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital.  However, the Company expects to recognize approximately $1.3 million of windfall tax benefits as a cumulative effect adjustment to opening retained earnings in the first quarter of 2017 upon adoption of ASU 2016-09.  See Note B “New Accounting Standards” for additional information.

A reconciliation of the U.S. federal income tax rate of 35% for the years ended December 31, to the Company’s effective income tax rate follows:

	2016	2015	2014
	(in thousands)
Expected taxes	$7,351	$3,797	$1,524
Non-deductible/non-taxable items	565	157	138
Foreign rate differences	(654)	(1,267)	295
Foreign permanent differences	(1,005)	—	—
Increase (decrease) in valuation allowance	(13,063)	2,052	(1,729)
Section 382 limitation	(3,065)	(4,382)	—
Changes in tax laws or rates	(361)	—	—
Other, net	1	18	(29)
Tax (benefit) expense	$(10,231)	$375	$199

Foreign permanent differences includes the effects of this deduction, along with the effects of other foreign permanent differences and intercompany transactions.

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise.  In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2014. Global Technology, Inc. renewed its National high-tech enterprise certificate and was therefore extended its three-year tax preferential status from November 2014 to September 2017. Effective January 1, 2016, China expanded the scope of the National high-tech enterprise to include additional deductions for qualifying research and development.

In general, it is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2016, the Company had not made a provision for U.S. or additional foreign withholding taxes on approximately $6.6 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

As of December 31, 2016, December 31, 2015 and December 31, 2014, the total amount of unrecognized tax benefit was $1.8 million, $1.8 million, and $1.7 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2016	2015	2014
	(in thousands)
Unrecognized tax benefits — January 1	$1,797	$1,659	$2,200
Gross increases — tax positions in prior period	—	332	1,659
Gross decreases — tax positions in prior period	—	(194)	(2,200)
Unrecognized tax benefits — December 31	$1,797	$1,797	$1,659

As of December 31, 2016 and 2015, the Company had $1.8 million of unrecognized tax benefits related to U.S. tax benefits recognized for prior branch losses and research and development credits, respectively. As of December 31, 2014, the Company had $1.7 million of unrecognized tax benefits related to U.S. tax benefits recognized for prior year branch losses.  If recognized, $1.8 million would have an impact on the Company’s effective tax rate. The Company believes that it is reasonably possible that none of its remaining unrecognized tax positions may be recognized by the end of 2017.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2016 as a result of net operating losses. During 2015, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2013 through 2015. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2008 forward for various foreign jurisdictions.

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

The following is a summary of option activity:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2014	1,468	$8.38		4.17		$9,731
Granted	108	13.84		7.24		—
Exercised	(104)	6.22		2.57		1,476
Forfeited	(48)	8.23		5.43		628
Expired	(1)	6.21		2.21		11
Outstanding, December 31, 2014	1,423	8.96		4.48		3,486
Exercised	(81)	7.09	$16.53	2.62		762
Forfeited	(32)	8.96		4.43		212
Outstanding, December 31, 2015	1,310	9.07		4.59		10,598
Exercised	(159)	6.91	$19.90	2.56		2,071
Forfeited	(21)	7.96		3.29		273
Outstanding, December 31, 2016	1,130	$9.40		$4.90	6.412	$15,872
Exercisable, December 31, 2016	877	$9.18		$4.78	6.333	$12,499
Vested and expected to vest	1,122	$9.39		$4.90	6.409	$15,767

As of December 31, 2016, there was approximately $0.8 million of unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over 0.8 years.

Restricted Stock Unit/Awards

The following is a summary of RSU/RSA activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2014	33		10.00
Granted	25		18.45
Released	(33)		10.57
Cancelled/Forfeited	(4)		18.20
Outstanding, December 31, 2014	21		18.22	238
Granted	156	$13.62	11.06	1,722
Released	(19)		18.24	257
Cancelled/Forfeited	(6)		10.00	99
Outstanding, December 31, 2015	152		11.20	2,611
Granted	497		15.73	7,815
Released	(122)	$13.50	14.08	1,644
Cancelled/Forfeited	(10)		15.38	180
Outstanding, December 31, 2016	517		$14.79	$12,128
Exercisable, December 31, 2016	25		$11.41	$575
Vested and expected to vest	501		$14.77	$11,752

The aggregate intrinsic value of RSUs and RSAs outstanding at December 31, 2016 was $12.1 million. Unrecognized compensation expense related to these RSUs and RSAs at December 31, 2016 was $6.3 million. This expense is expected to be recognized over 2.91 years.

Share-Based Compensation

The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award.

The Company estimated the fair value of employee stock options at the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2014
Expected volatility	52%
Risk-free interest rate	1.89%
Expected term (years)	6.25
Expected dividend yield	—
Estimated forfeitures	7.50%

In 2016, the Company issued RSUs and RSAs as share-based compensation to employees and ceased issuing stock options. The Company estimates the fair value of RSU and RSA at the fair market value on the grant date and assumes an estimated forfeiture rate.

As there had been no market for the Company’s common stock prior to its initial public offering, the expected volatility for options granted to date was derived from an analysis of reported data for a peer group of companies that issued options with similar terms. The expected volatility had been determined using an average of the expected volatility reported by this peer group of companies. The Company used a risk free interest rate based on the 10-year Treasury as reported during the period. The expected term of the options had been determined utilizing the simplified method which calculates a simple average based on vesting period and option life. The Company does not anticipate paying dividends in the near future. Estimated forfeitures are based on historical experience and future work force projections.

Employee share-based compensation expenses recognized for the years ended December 31, were as follows:

Share-Based compensation - by expense type

	2016	2015	2014
	(in thousands)
Cost of goods sold	$190	$70	$88
Research and development	591	230	115
Sales and marketing	357	217	98
General and administrative	2,695	1,603	1,760
Total share-based compensation expense	$3,833	$2,120	$2,061

Share-Based compensation - by award type

	2016	2015	2014
	(in thousands)
Employee stock options	$1,460	$1,538	$1,660
Restricted stock units	2,373	582	385
Warrants	—	—	16
Total share-based compensation expense	$3,833	$2,120	$2,061

NOTE M—STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, all of which have been designated voting common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Warrants

As of December 31, 2016 and 2015, the Company had no outstanding warrants to purchase common or preferred stock.

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

On June 3, 2015, the Company filed a Registration Statement on Form S-3 (the “Form S-3”) with the Securities and Exchange Commission effective June 23, 2015, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $140 million. In connection with the Company’s Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. (the “sales agent”) pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $40 million (the “ATM Offering”) from time to time through the sales agent. On July 16, 2015, the Company commenced sales of common stock through the ATM Offering. The Company completed its ATM Offering in August 2015 and sold 1.9 million shares at a weighted average price of $21.54 per share, providing proceeds of $38.6 million, net of expenses and underwriting discounts and commissions.

On October 17, 2016, the Company filed a Registration Statement on Form S-3 (the “Form S-3”) with the Securities and Exchange Commission effective November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $250 million. In connection with the Company’s Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. (the “sales agent”) pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $50.0 million (the “Second ATM Offering”) from time to time through the sales agent. On November 22, 2016, the Company commenced sales of common stock through the ATM Offering.  As of December 31, 2016, the Company sold 1.1 million shares of common stock at a weighted average price of $24.85 per share, providing proceeds of $27.2 million, net of expenses and underwriting discounts and commissions.

Recovery of Stockholder Short Swing Profit

In November 2015, a member of the board of directors of the Company paid $6,000 to the Company, representing the disgorgement of short swing profits under Section 16(b) under the Exchange Act. The amount was recorded as additional paid-in capital.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	For the year ended December 31,
	2016	2015	2014
Revenues:	(in thousands)
United States	$18,035	$16,766	$30,723
Taiwan	161,611	141,107	77,680
China	81,067	32,030	22,046
	$260,713	$189,903	$130,449

	As of December 31,
	2016	2015	2014
Long-lived assets:	(in thousands)
United States	$66,028	$44,280	$15,875
Taiwan	48,728	45,420	35,688
China	34,113	24,753	18,008
	$148,869	$114,453	$69,571

The Company serves four primary markets, the internet data center, CATV, FTTH  and telecom markets. Of the Company’s total revenues in 2016, the Company earned $201.3 million, or 77.2%, from the internet data center market, $43.6 million, or 16.7%, from the CATV market, $1.6 million, or 0.6%, from the FTTH market and $12.9 million, or 5.0%, from the telecom market.   Of the Company’s total revenues in 2015, the Company earned $123.2 million, or 64.9%, from the internet data center market, $53.7 million, or 28.3%, from the CATV market, $2.5 million, or 1.3%, from the FTTH market and $9.7 million, or 5.1%, from the telecom market. Of the Company’s total revenues in 2014, the Company earned $64.4 million, or 49.4%, from the internet data center market, $47.4 million, or 36.3%, from the CATV market, $13.6 million, or 10.4%, from the FTTH market and $3.9 million, or 3.0%, from the telecom market.

NOTE O—MAJOR CUSTOMERS

The Company currently derives its revenues from customers in the United States and throughout the rest of the world. Generally, the Company does not require deposits or other collateral to support customer receivables. The Company performs an initial and periodic credit evaluation of its customers and maintains an allowance for uncollectible accounts for potential uncollectible accounts. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2016, 2015 and 2014, its top five customers represented 87.8%, 81.8% and 72.0% of its revenue, respectively. In 2016, Amazon, Microsoft and Arris represented 54.6%, 18.3 % and 5.8% of its revenue, respectively. In 2015, Amazon, Microsoft and Cisco represented 52.5%, 11.6% and 10.4% of its revenue, respectively.  In 2014, Amazon, Cisco and a leading internet service provider represented 45.8%, 8.9% and 6.7% of its revenue, respectively. The five largest receivable balances for customers represented an aggregate of 88.3%, and 80.0% of total accounts receivable at December 31, 2016 and 2015, respectively. As of December 31, 2016, Amazon and Arris represented 62.1% and 10.6% of total accounts receivable, respectively. As of December 31, 2015, Amazon and Wesco represented 51.4% and 14.4% of total accounts receivable, respectively.

NOTE P—EMPLOYEE BENEFIT PLANS

On August 1, 2000, the Company established a 401(k) profit sharing plan covering employees meeting certain age and service requirements. The plan provides for discretionary Company contributions to be allocated based on the employee’s eligible contributions. The Company made contributions of $0.6 million, $0.4 million and $0.2 million to the 401(k) plan for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Employees of the Company’s Taiwan branch participate in a pension program under the Taiwan Labor Pension Act. Pension expense for Global was $0.6 million, $0.3 million and $0.4 million in the years ended for the year ended December 31, 2016, 2015 and 2014, respectively. Pension expense for the Company’s Taiwan branch was $0.8 million, $0.6 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE Q—COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts part of its operations from leased facilities and also leases equipment. Rent expense was $1.1 million, $1.1 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, the approximate minimum rental commitments under noncancellable leases in excess of one year that expire at varying dates through 2029 were as follows:

Year ending December 31,	Amount
(in thousands)
2017	$902
2018	945
2019	1,000
2020	995
thereafter	8,882
$12,724

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

NOTE R—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

On January 25, 2017, the Company’s Taiwan branch entered into an early Termination Agreement with Chailease Finance Company Ltd. (Chailease), to terminate the Purchase and Sale Contract and the Finance Lease Agreement (Lease Agreement) executed on June 30, 2015.  Under the terms of the Termination Agreement, the Company agreed to pay approximately $1.2 million to Chailease which includes all costs and expenses associated with the early termination.  Chailease agreed to transfer title to the Company of all property contemplated under the Lease Agreement.

On February 27, 2017, the Company repaid the outstanding balance of $2.9 million on an existing $5.0 million term loan and repaid the outstanding balance of $9.5 million on an existing $10.0 million equipment term loan with East

West Bank.  As a result of such repayments, both the term loan and the equipment loan with East West Bank have been terminated.

Between February 28, 2017 and March 2, 2017, the Company had sold 459,020 shares under the ATM Offering at a weighted average price $47.98 per share, providing proceeds of $21.6 million, net of expenses and underwriting discounts and commissions.  As of March 2, 2017, the Company had completed its ATM Offering and sold a total of 1,584,620 shares at a weighted average price of $31.55, raising net proceeds of $48.8 million, net of expenses and underwriting discounts and commissions.

NOTE S—Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2016 and 2015.

	First	Second	Third	Fourth
Year ended December 31, 2016	Quarter	Quarter	Quarter	Quarter

Revenue	$50,422	$55,254	$70,137	$84,900
Cost of goods sold	36,169	37,952	46,976	52,662
Gross profit	$14,253	$17,302	$23,161	$32,238
Gross margin	28.3%	31.3%	33.0%	38.0%

Operating expenses:
Research and development	$8,396	$7,814	$8,362	$7,208
Sales and marketing	1,680	1,610	1,594	1,743
General and administrative	5,733	5,906	6,445	7,443
Total operating expenses	$15,809	$15,330	$16,401	$16,394

Income (loss) from operations	$(1,556)	$1,972	$6,760	$15,844
Interest and other income (expense), net	34	(1,317)	(356)	(378)
Net income (loss) before taxes	$(1,522)	$655	$6,404	$15,466
Income tax (expense) benefit	192	(52)	11,332	(1,241)
Net income (loss)	$(1,330)	$603	$17,736	$14,225

Net income (loss) per share—basic	(0.08)	0.04	1.03	0.81
Net income (loss) per share—diluted	(0.08)	0.03	0.97	0.77

	First	Second	Third	Fourth
Year ended December 31, 2015	Quarter	Quarter	Quarter	Quarter

Revenue	$30,234	$49,632	$57,085	$52,952
Cost of goods sold	20,183	32,901	39,032	37,334
Gross profit	$10,051	$16,731	$18,053	$15,618
Gross margin	33.2%	33.7%	31.6%	29.5%

Operating expenses:
Research and development	$4,805	$4,701	$5,386	$5,960
Sales and marketing	1,559	1,607	1,582	1,633
General and administrative	5,003	4,534	4,963	5,271
Total operating expenses	$11,367	$10,842	$11,931	$12,864

Income (loss) from operations	$(1,316)	$5,889	$6,122	$2,754
Interest and other income (expense), net	641	335	(3,016)	(241)
Net income (loss) before taxes	$(675)	$6,224	$3,106	$2,513
Income tax (expense) benefit	—	(135)	(406)	166
Net income (loss)	$(675)	$6,089	$2,700	$2,679

Net income (loss) per share—basic	$(0.05)	0.41	0.17	0.16
Net income (loss) per share—diluted	$(0.05)	0.38	0.16	0.15