Form 10-Q
period 2017-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2017-05-09
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(281) 295-1800

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 3, 2017 there were 18,998,632 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$59,672	$50,224
Restricted cash	861	1,732
Short-term investments	42	44
Accounts receivable - trade, net of allowance of $31, respectively	66,759	49,766
Inventories	57,503	51,817
Prepaid expenses and other current assets	9,385	3,969
Total current assets	194,222	157,552
Cash restricted for construction in progress	—	8
Property, plant and equipment, net of accumulated depreciation of $54,000 and $49,175, respectively	150,566	144,098
Land use rights, net	777	778
Intangible assets, net	3,984	3,993
Deferred income tax assets	12,049	11,421
Other assets, net	6,028	4,468
TOTAL ASSETS	$367,626	$322,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$4,690	$7,865
Accounts payable	48,252	36,375
Bank acceptance payable	—	307
Accrued income taxes	4,113	974
Accrued liabilities	10,535	14,452
Total current liabilities	67,590	59,973
Notes payable and long-term debt, less current portion	23,863	34,961
TOTAL LIABILITIES	91,453	94,934
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at March 31, 2017 or December 31, 2016, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 18,984 and 18,400 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	19	18
Additional paid-in capital	288,606	265,264
Accumulated other comprehensive gain	3,572	(885)
Accumulated deficit	(16,024)	(37,013)
TOTAL STOCKHOLDERS' EQUITY	276,173	227,384
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$367,626	$322,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
Revenue, net	$96,224	$50,422
Cost of goods sold	54,752	36,169
Gross profit	41,472	14,253
Operating expenses
Research and development	7,432	8,396
Sales and marketing	1,903	1,680
General and administrative	7,822	5,733
Total operating expenses	17,157	15,809
Income from operations	24,315	(1,556)
Other income (expense)
Interest income	35	101
Interest expense	(299)	(401)
Other income (expense), net	(608)	334
Total other income (expense)	(872)	34
Income (loss) before income taxes	23,443	(1,522)
Income tax (expense) benefit	(3,654)	192
Net income (loss) per share	$19,789	$(1,330)
Net income (loss) per share
Basic	$1.06	$(0.08)
Diluted	$1.00	$(0.08)

Weighted average shares used to compute net income (loss) per share:
Basic	18,597,607	16,930,261
Diluted	19,702,047	16,930,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2017	2016
Net income (loss)	$19,789	$(1,330)
Gain on foreign currency translation adjustment, net of tax	4,457	918
Comprehensive income (loss)	$24,246	$(412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2017

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity

January 1, 2017	—	$—	18,400	$18	$265,264	$(885)	$(37,013)	$227,384
Public offering of common stock, net	—	—	459	1	21,571	—	—	21,572
Stock options exercised	—	—	98	—	623	—	—	623
Issuance of shares under equity plans	—	—	27	—	(366)	—	—	(366)
Stock based compensation	—	—	—	—	1,507	—	—	1,507
Cumulative effect of previously unrecognized tax benefits	—	—	—	—	—	—	1,207	1,207
Foreign currency translation adjustment	—	—	—	—	—	4,457	—	4,457
Other	—	—	—	—	7	—	(7)	—
Net income	—	—	—	—	—	—	19,789	19,789
March 31, 2017	—	$—	18,984	$19	$288,606	$3,572	$(16,024)	$276,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$19,789	$(1,330)
Adjustments to reconcile net income to net cash provided by
operating activities:
Lower of cost or market adjustment	476	407
Depreciation and amortization	4,302	2,957
Deferred income taxes, net	612	—
Loss on disposal of assets	49	4
Share-based compensation	1,507	808
Unrealized foreign exchange loss	(110)	314
Changes in operating assets and liabilities:
Accounts receivable, trade	(16,599)	3,945
Inventories	(4,294)	6,210
Other current assets	(5,118)	1,415
Accounts payable	10,241	(3,584)
Accrued income taxes	3,042	—
Accrued liabilities	(4,221)	(2,238)
Net cash provided by operating activities	9,676	8,908
Investing activities:
Purchase of short-term investments	—	(35)
Maturities of short-term investments	2	—
Change in restricted cash for construction in progress	8	—
Purchase of property, plant and equipment	(7,554)	(16,215)
Proceeds from disposal of equipment	165	456
Deposits and prepaid for equipment	(1,434)	(1,706)
Purchase of intangible assets	(108)	(168)
Net cash used in investing activities	(8,921)	(17,668)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	—	20,311
Principal payments of long-term debt and notes payable	(14,743)	(867)
Proceeds from line of credit borrowings	—	31,149
Repayments of line of credit borrowings	—	(23,114)
Proceeds from bank acceptance payable	—	1,411
Repayments of bank acceptance payable	(307)	(2,007)
Repayments of note payable	—	(250)
Decrease (increase) in restricted cash	871	(240)
Exercise of stock options	623	85
Tax withholding related to release of restricted stock	(366)	—
Proceeds from common stock offering, net	21,572	—
Net cash provided by financing activities	7,650	26,478
Effect of exchange rate changes on cash	1,043	(264)
Net increase in cash	9,448	17,454
Cash and cash equivalents at beginning of year	50,224	28,074
Cash and cash equivalents at end of year	$59,672	$45,528
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$225	$386
Income taxes	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Description of Business

Business Overview

Applied Optoelectronics, Inc., (“AOI” or the “Company”) was incorporated in Texas on February 28, 1997.  In March 2013, the Company converted into a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, fiber-to-the-home and telecommunications. The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (“Prime World”, incorporated in the British Virgin Islands) Prime World is the parent of Global Technology, Inc. (“Global”, incorporated in the People’s Republic of China).  Through Global, the Company primarily manufactures certain of our data center transceiver products, including subassemblies, as well as Cable TV Broadband (“CATV”) systems and equipment, and performs research and development activities for the CATV products. Prime World also operates a division in Taiwan, which is qualified to do business in Taiwan, and primarily manufactures transceivers. The Company also has a research and development center in Lawrenceville, Georgia.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and March 31, 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates in the consolidated financial statements and accompanying notes. Significant estimates and assumptions that impact these financial statements and the accompanying notes relate to, among other things, allowance for doubtful accounts, inventory reserve, product warranty costs, share-based compensation expense, estimated useful lives of property and equipment, and taxes.

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2017, as compared to the significant accounting policies described in its 2016 Annual Report, except as described below.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows:  Restricted Cash, providing guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows.  ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.  The amendments in this ASU would be applied using a retrospective approach.  The Company is evaluating the impact of the accounting standard on the financial statements.

In August 2016, the FASB issued ASU NO. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The ASU update addresses eight specific cash flow issues that currently result in diverse practices, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and applicable of the predominance principle.  ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of the accounting standard on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of accounting for share-based payment transactions, including the following areas: accounting for excess tax benefits and tax deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax withholding requirements; classifying tax payments on behalf of employees on the statement of cash flows; and, for nonpublic entities only, determining the expected term and electing the intrinsic value measurement alternative for stock option awards. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2016, and in the interim periods within those fiscal years. The guidance requires a mix of prospective, modified retrospective and retrospective transition. The Company adopted the provisions of ASU 2016-09 as of January 1, 2017. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's condensed consolidated financial statements on a modified retrospective basis, resulting in an adjustment of $0.01 million to retained earnings. Provisions related to windfall tax benefits have been adopted prospectively resulting in an adjustment of $1.2 million to retained earnings. Provisions related to the statement of cash flows remain unchanged from prior periods.

On February 25, 2016, the FASB released ASU No. 2016-02, Leases to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new guidance will require lessees to recognize most leases on the balance sheet for capital and operating leases. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2018. The Company is evaluating the impact of the accounting standard on its financial statements, by reviewing the standard itself as well as reviewing literature about the new standard produced by nationally-recognized accounting firms and other third parties.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company continues to evaluate the impact of the accounting standard on its financial statements. In order to determine the effect of the new standard, during 2016 the Company attended live and web-based training sessions hosted by experts on the new standard, identified key areas in our business that could be affected by the standard and hosted internal training sessions on the new standard for accounting staff. The Company has also begun to evaluate its internal controls framework to identify any new controls that may be necessary to comply with the new standard. Although this determination is subject to change as the Company continues to evaluate the new standard, based on our review to date, the Company does not believe that the new standard will have a material effect on its financial statements. The Company plans to adopt the new standards after December 15, 2017.

Note 3.   Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of March 31, 2017				As of December 31, 2016
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$59,672	$—	$—	$59,672	$50,224	$—	$—	$50,224
Restricted cash	861	—	—	861	1,732	—	—	1,732
Short term investments	42	—	—	42	44	—	—	44
Total assets	$60,575	$—	$—	$60,575	$52,000	$—	$—	$52,000
Liabilities:
Bank acceptance payable	—	$—	—	$—	—	$307	—	$307
Total liabilities	$—	$—	$—	$—	$—	$307	$—	$307

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. The carrying value of the term loans approximate fair value due to the variable interest rates.

Note 4.   Earnings Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options and restricted stock units outstanding during the period.

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2017	2016

Numerator:
Net income (loss)	$19,789	$(1,330)
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	18,598	16,930
Effective of dilutive options and restricted stock units	1,104	—
Diluted	19,702	16,930
Net income (loss) per share
Basic	$1.06	$(0.08)
Diluted	$1.00	$(0.08)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2017	2016
Employee stock options	—	782
Restricted stock units	—	57
	—	839

Note 5.   Inventories

Inventories, net of inventory writedowns, consist of the following for the periods indicated (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$24,328	$21,518
Work in process and sub-assemblies	27,075	24,334
Finished goods	6,100	5,965
	$57,503	$51,817

The lower of cost or market adjustment expensed for inventory for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.4 million, respectively.

Note 6.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2017	December 31, 2016
Land improvements	$795	$792
Building and improvements	70,568	69,368
Machinery and equipment	117,134	108,724
Furniture and fixtures	4,362	4,227
Computer equipment and software	7,095	6,836
Transportation equipment	237	236
	200,191	190,183
Less accumulated depreciation and amortization	(54,000)	(49,175)
	146,191	141,008
Construction in progress	3,274	1,989
Land	1,101	1,101
Property, plant and equipment, net	$150,566	$144,098

For the three months ended March 31, 2017 and 2016, depreciation expense of property, plant and equipment was $4.2 million and $2.8 million, respectively.

Included in depreciation expense was $2.6 million and $1.9 million recorded as cost of sales for the three months ended March 31, 2017 and 2016, respectively.

Note 7.   Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2017
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,124	$(2,143)	$3,981
Trademarks	14	(11)	3
Total intangible assets	$6,138	$(2,154)	$3,984

	December 31, 2016
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$5,987	$(1,997)	$3,990
Trademarks	14	(11)	3
Total intangible assets	$6,001	$(2,008)	$3,993

For the three months ended March 31, 2017 and 2016, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million.

The remaining weighted average amortization period for intangible assets is approximately 8 years.

Note 8.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2017	December 31, 2016

Revolving line of credit with a U.S. bank up to $40,000 with interest at LIBOR plus 2%, maturing June 30, 2018	$—	$—
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing July 31, 2019	—	2,925
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing June 30, 2020	—	9,500
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing January 26, 2022	21,517	21,670
Notes payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018 and June 30, 2018	1,539	2,919
Notes payable to a finance company due in monthly installments with 4% interest, maturing March 31, 2019	5,497	5,812
Total	28,553	42,826
Less current portion	(4,690)	(7,865)
Non-current portion	$23,863	$34,961

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	—	307

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2017. The one-month London Interbank Offered Rate (LIBOR) was 0.98278% on March 31, 2017.

Maturities of long-term debt are as follows for the future one-year periods ending March 31 (in thousands):

2018	$4,690
2019	3,600
2020	652
2021	673
2022	18,938
2023 and thereafter	—
Total outstanding	$28,553

On June 24, 2016, the Company entered into a First Amendment to the Credit Agreement with East West Bank and Comerica Bank (“First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased the Company’s revolving lines of credit from $25 million to $40 million, which mature on June 30, 2018, and retained a $10.0 million term loan maturing on June 30, 2020. The First Amendment also provides for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was adjusted by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. As of March 31, 2017, no balance was outstanding under the revolving line of credit. On February 27, 2017, the Company repaid the outstanding balance of $9.4 million under the term loan and terminated the loan.

The Company also had a term loan with East West Bank of $5.0 million with monthly payments of principal and interest that matured on July 31, 2019. On February 27, 2017, the Company repaid the outstanding balance of $2.8 million and terminated the loan.

On June 24, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (the “Modification Agreement”) in connection with the Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of the Company’s campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015 (the “Construction Loan Agreement”). Upon signing the original Construction Loan Agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Modification Agreement has a fifteen-month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment commenced on August 26, 2016, and continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bears interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate is adjusted to LIBOR Borrowing Rate plus 2.0% under the Modification Agreement.

On September 27, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (the “Second Modifications”) to the Construction Loan Agreement with East West Bank. The Second Modifications amends and restates in part the Company’s Promissory Note and Construction Loan Agreement, which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, was amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance shall be converted to a sixty-four (64) month term loan, amended from a sixty (66) month term loan, with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment was due on October 26, 2016 and will continue on the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remain unchanged. As of March 31, 2017, $21.5 million was outstanding under the construction loan.

The loan and security agreements with East West Bank and Comerica Bank require the Company to maintain certain financial covenants, including a minimum cash balance, a current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company.  As of March 31, 2017, the Company was in compliance with all covenants contained in these agreements.

On June 30, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 115,240,903 New Taiwan dollars, approximately $3.7 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 2,088,804 New Taiwan dollars, approximately $0.1 million, to 2,364,650 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 40,240,903 New Taiwan dollars, approximately $1.3 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. On January 29, 2017, the Company’s Taiwan branch entered into an early Termination Agreement with Chailease to terminate the Purchase and Sale Contract and the Finance Lease Agreement. Under the terms of the Termination Agreement, the Company agreed to pay $1.2 million to Chailease which includes all costs and expenses associated with the early termination. Chailease agreed to transfer title to the Company of all property contemplated under the Lease Agreement.  As of March 31, 2017, $1.5 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three-year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of March 31, 2017, $5.5 million was outstanding under this Finance Lease Agreement.

The Company’s Chinese subsidiary had credit facilities with China Construction Bank totaling $13.2 million, which could be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. The Company pledged the land use rights and buildings of its Chinese subsidiary as collateral for the credit facility. The Company’s Chinese subsidiary used $10.0 million of its credit facility to issue standby letters of credit as collateral for the Company’s Taiwan branch line of credit with China Construction Bank. As of March 31, 2017, the Company had repaid all outstanding balances and terminated the loan agreement with China Construction Bank.

As of March 31, 2017 and December 31, 2016, the Company had $50.0 million and $75.8 million of unused borrowing capacity, respectively.

As of March 31, 2017 and December 31, 2016, there was $0.0 million and $1.7 million of restricted cash, investments or security deposit associated mainly with the loan facilities, respectively.

Note 9.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2017	December 31, 2016
Accrued payroll	$5,660	$9,231
Accrued rent	1,047	959
Accrued employee benefits	830	1,572
Accrued state and local taxes	368	607
Advance payments	370	252
Accrued product warranty	750	705
Accrued commission expenses	271	205
Accrued professional fees	311	163
Accrued other	928	758
	$10,535	$14,452

Note 10.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2017	2016

Foreign exchange transaction gain (loss)	(572)	332
Other non-operating gain	13	6
Loss on disposal of assets	(49)	(4)
	$(608)	$334

Note 11.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
Outstanding, January 1, 2017	1,130	$9.40		$4.90		$15,872
Exercised	(98)	7.58	$32.88	3.82		2,479
Forfeited	(4)	9.09		4.83		197
Outstanding, March 31, 2017	1,028	$9.57		$5.00	6.25	$47,883
Exercisable, March 31, 2017	913	$9.43			6.21	$42,673
Vested and expected to vest	1,028	$9.57			6.25	$47,883

As of March 31, 2017, there was approximately $0.6 million of unrecognized stock option expense, which is expected to be recognized over 0.6 years.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
Outstanding at January 1, 2017	517		$14.79	$12,128
Granted	488		37.57	18,342
Released	(59)	$32.14	14.68	1,890
Cancelled/Forfeited	(16)		15.56	925
Outstanding, March 31, 2017	930		$26.74	$52,239
Exercisable, March 31, 2017	35			$1,968
Vested and expected to vest	930			$52,239

As of March 31, 2017, there was $23.5 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 3.5 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended March 31,
	2017	2016
Share-Based compensation - by expense type
Cost of goods sold	$78	$37
Research and development	265	118
Sales and marketing	80	73
General and administrative	1,084	580
Total share-based compensation expense	$1,507	$808

	Three months ended March 31,
	2017	2016
Share-Based compensation - by award type
Employee stock options	$278	$378
Restricted stock units	1,229	430
Total share-based compensation expense	$1,507	$808

Note 12.  Stockholders’ Equity

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, all of which have been designated voting common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Public Offerings of Common Stock

On October 17, 2016, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission effective November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $250 million. In connection with such Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $50.0 million (the “Second ATM Offering”) from time to time through Raymond James & Associates, Inc. On November 22, 2016, the Company commenced sales of common stock through the Second ATM Offering. The Company completed its Second ATM Offering in March 2017 and sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended March 31,
	2017	2016
Revenues:
United States	$4,519	$23,239
Taiwan	51,624	23,818
China	40,081	3,365
	$96,224	$50,422

	As of the period ended
	March 31,	December 31,
	2017	2016
Long-lived assets:
United States	$66,705	$66,028
Taiwan	52,684	48,728
China	35,938	34,113
	$155,327	$148,869

Note 14.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands):

	Three months ended March 31,		Three months ended March 31,
	2017		2016
Revenue, net	$96,224	100.0%	$50,422	100.0%
Cost of goods sold	54,752	56.9%	36,169	71.7%
Gross profit	41,472	43.1%	14,253	28.3%
Operating expenses
Research and development	7,432	7.7%	8,396	16.7%
Sales and marketing	1,903	2.0%	1,680	3.3%
General and administrative	7,822	8.1%	5,733	11.4%
Total operating expenses	17,157	17.8%	15,809	31.4%
Income (loss) from operations	24,315	25.3%	(1,556)	(3.1)%
Other income (expense)
Interest income	35	0.0%	101	0.2%
Interest expense	(299)	(0.3)%	(401)	(0.8)%
Other income (expense), net	(608)	(0.6)%	334	0.7%
Total other income (expense)	(872)	(0.9)%	34	0.1%
Income (loss) before income taxes	23,443	24.4%	(1,522)	(3.0)%
Income tax (expense) benefit	(3,654)	(3.8)%	192	0.4%
Net income (loss)	$19,789	20.6%	$(1,330)	(2.6)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, FTTH and telecom markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
CATV	13.6%	15.4%
Data Center	82.7%	77.3%
FTTH	0.1%	0.8%
Telecom	3.3%	6.1%
Other	0.3%	0.3%
	100.0%	100.0%

	Three months ended March 31,		Change
	2017	2016	Amount	%
CATV	$13,094	$7,731	$5,363	69.4%
Data Center	79,594	38,980	40,614	104.2%
FTTH	98	421	(323)	(76.7)%
Telecom	3,171	3,078	93	3.0%
Other	267	212	55	25.9%
Total Revenue	$96,224	$50,422	$45,802	45.6%

Growth in the three months ended March 31, 2017 was driven primarily by increasing revenue from our internet data center customers, and we also anticipate that our revenue derived from this market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market.

During the three months ended March 31, 2017, revenues in the internet data center market were driven primarily by increasing demand for our 40 gigabits per second and 100 Gbps transceivers as our customers continued to upgrade their technology infrastructure. The decrease in revenue in our FTTH market is due to a decline in demand for certain older legacy products. Demand for these legacy products is expected to continue to fluctuate. The increase in revenues in the CATV market for the year was a result of increased demand from customers who are supplying equipment for CATV network upgrades which began during the year. Revenue in our telecom market was relatively flat compared to the prior year, representing consistent demand by our telecom customers.

For the three months ended March 31, 2017 and 2016, our top ten customers represented 96.7% and 92.3% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended March 31,
	2017		2016		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$54,752	56.9%	$36,169	71.7%	$18,583	51.4%
Gross margin	41,472	43.1%	14,253	28.3%

Cost of goods sold increased by $18.6 million, or 51.4%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a 45.6% increase in sales over the prior year. The increase in gross margin for the three months ended March 31, 2017 compared to the same period ended March 31, 2016 was primarily the result of lower production costs associated with certain 40G and 100G products.  Production costs were reduced due mainly to improved product yields, related to process improvements and automation.

Operating expenses

	Three months ended March 31,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,432	7.7%	$8,396	16.7%	$(964)	(11.5)%
Sales and marketing	1,903	2.0%	1,680	3.3%	223	13.3%
General and administrative	7,822	8.1%	5,733	11.4%	2,089	36.4%
Total operating expenses	$17,157	17.8%	$15,809	31.4%	$1,348	8.5%

Research and development expense

Research and development expense decreased by $1.0 million, or 11.5%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 40G, 100G, and 200/400G data center products, DOCSIS 3.1-capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments.  Research and development costs decreased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due mainly to a decrease in materials and supplies used in R&D activities, partially offset by an increase in personnel-related costs and increased overhead costs associated with our new building in Sugar Land.

Sales and marketing expense

Sales and marketing expense increased by $0.2 million, or 13.3%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was due to an increase in personnel costs, including sales commissions, partially offset by decreased commissions payable to third parties.

General and administrative expense

General and administrative expense increased by $2.1 million, or 36.4%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  This was primarily due to an increase in personnel-related costs, overhead costs due to our new building in Sugar Land, and additional professional service fees.

Other income (expense), net

.	Three months ended March 31,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$35	0.0%	$101	0.2%	$(66)	(65.3)%
Interest expense	(299)	(0.3)%	(401)	(0.8)%	102	(25.4)%
Other income (expense), net	(608)	(0.6)%	334	0.7%	(942)	(282.0)%
Total other expense, net	$(872)	(0.9)%	$34	0.1%	$(906)	(2,664.7)%

Interest income decreased 65.3% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to lower investment balances during the period.

Interest expense decreased 25.4% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was due to repayment of debt that had been previously borrowed to fund expansion projects.

Other income (expense) decreased by $1.0 million for the three months ended March 31, 2017 compared to the same period of the prior year due to unrealized foreign exchange losses resulting from the unfavorable fluctuation of certain Asian currencies against the U.S. dollar. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We did not receive subsidies during the three months ended March 31, 2017 and 2016.

Benefit (provision) for income taxes

	Three months ended March 31,
	2017	2016	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(3,654)	$192	(3,846)	(2,003.1)%

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax income and loss and the mix of jurisdictions to which they relate, tax law developments, and relative changes in permanent tax benefits or expenses.

Our effective tax rate for the three months ended March 31, 2017 and 2016 was 15.59% and 12.61%, respectively.  For the three months ended March 31, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions.  Additionally, we recognized a tax benefit of $0.5 million for excess tax benefits due to employee share-based compensation in accordance with ASU 2016-09.

For the three months ended March 31, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to valuation allowances recorded on the deferred tax assets in the US and our foreign jurisdictions.

On January 1, 2017, we adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."  The new standard requires that the tax impact related to the difference between share-based compensation for book and tax purposes be recognized as income tax benefit or expense in our condensed consolidated statement of operations in the reporting period in which such awards vest. The standard also required a modified retrospective adoption for previously unrecognized excess tax benefits. Accordingly, we recognized a deferred tax asset of $1.2 million and a corresponding credit to retained earnings in conjunction with the adoption. The effects of adopting the other provisions of ASU 2016-09 were not significant.  See also Note 2 —Significant Accounting Policies —Recent Accounting Pronouncements for additional information.

We recorded a valuation allowance against our deferred tax assets in China as of March 31, 2017 and December 31, 2016.  In the third quarter of 2016, we removed the valuation allowances that had been recorded against our U.S. and Taiwan deferred tax assets.  We intend to continue maintaining a full valuation allowance on our China deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.  However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance in China will no longer be needed. Release of the valuation allowance would result in the recognition of $0.4 million of deferred tax assets and a decrease to income tax expense for the same amount in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Liquidity and Capital Resources

From inception until our initial public offering in September 2013, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. As of March 31, 2017, we had $50.0 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2017, our cash, cash equivalents, restricted cash and short-term investments totaled $60.6 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$9,676	$8,908
Net cash used in investing activities	(8,921)	(17,668)
Net cash provided by financing activities	7,650	26,478
Effect of exchange rates on cash and cash equivalents	1,043	(264)
Net increase in cash	$9,448	$17,454

Operating activities

For the three months ended March 31, 2017, net cash provided by operating activities was $9.7 million. Net cash provided by operating activities consisted of our net income of $19.8 million, after the exclusion of non-cash items of $7.7 million as well as an increase in accounts payable from our vendors of $10.2 million, decrease in prepaid assets of $4.8 million. These cash increases were offset by an increase in accounts receivable from our customers of $16.6 million, an increase in inventories of $4.3 million, an increase in prepaid assets of $5.1 million and a decrease in accrued liabilities of $1.2 million.

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

Investing activities

For the three months ended March 31, 2017, net cash used in investing activities was $8.9 million mainly for the purchase of additional machinery and equipment.

For the three months ended March 31, 2016, net cash used in investing activities was $17.7 million mainly for the purchase of additional machinery and equipment and investment in construction of our U.S. plant, and increase in deposits and deferred charges.

Financing activities

For the three months ended March 31, 2017, our financing activities provided $7.7 million in cash. We received $21.6 million in net proceeds from the sale of our common stock pursuant to an at-the market offering.  In addition, we repaid $14.7 million of notes payable, offset by a decrease in restricted cash related to the repayment of notes payable.

For the three months ended March 31, 2016, our financing activities provided $26.5 million in cash. We received $26.9 million in net borrowings associated with our bank loans, offset by $0.2 million repayment of notes payable and $0.2 million in increase in restricted cash.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank and Comerica Bank in the U.S., lines of credit and financing agreements for our Taiwan branch and several lines of credit arrangements for our China subsidiary. As of March 31, 2017, we had $50.0 million of unused borrowing capacity.

On June 24, 2016, we entered into a First Amendment to the Credit Agreement with East West Bank and Comerica Bank (the “First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased our revolving lines of credit from $25 million to $40 million, which mature on June 30, 2018, and retained a $10.0 million term loan maturing on June 30, 2020. The First Amendment also provides for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was adjusted by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. As of March 31, 2017, no balance was outstanding under the revolving line of credit. On February 27, 2017, we repaid the outstanding balance of $9.4 million under the term loan and terminated the loan.

We also had a term loan with East West Bank of $5.0 million with monthly payments of principal and interest that matured on July 31, 2019. On February 27, 2017, we repaid the outstanding balance of $2.8 million and terminated the loan.

On June 24, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (the “Modification Agreement”) in connection with our Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015 (the “Construction Loan Agreement”). Upon signing the original Construction Loan Agreement, we deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Modification Agreement has a fifteen-month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment commenced on August 26, 2016, and continue the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bears interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate is adjusted to LIBOR Borrowing Rate plus 2.0% under the Modification Agreement.

On September 27, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (the “Second Modifications”) to the Construction Loan Agreement with East West Bank. The Second Modifications amends and restates in part our Promissory Note and Construction Loan Agreement, which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, was amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance shall be converted to a sixty-four (64) month term loan, amended from a sixty (66) month term loan, with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment was due on October 26, 2016 and will continue on the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remain unchanged. As of March 31, 2017, $21.5 million was outstanding under the construction loan.

The loan and security agreements with East West Bank and Comerica Bank require us to maintain certain financial covenants, including a minimum cash balance, a current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company.  As of March 31, 2017, we were in compliance with all covenants contained in these agreements.

On June 30, 2015, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 115,240,903 New Taiwan dollars, approximately $3.7 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 2,088,804 New Taiwan dollars, approximately $0.1 million, to 2,364,650 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 40,240,903 New Taiwan dollars, approximately $1.3 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27 and June 30, 2018 respectively. The title to the equipment will be transferred to our

Taiwan branch upon the expiration of the Finance Lease Agreement. On January 29, 2017, our Taiwan branch entered into an early Termination Agreement with Chailease to terminate the Purchase and Sale Contract and the Finance Lease Agreement. Under the terms of the Termination Agreement, we agreed to pay $1.2 million to Chailease which includes all costs and expenses associated with the early termination. Chailease agreed to transfer title to us of all property contemplated under the Lease Agreement. As of March 31, 2017, $1.5 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three-year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of March 31, 2017, $5.5 million was outstanding under this Finance Lease Agreement.

Our Chinese subsidiary had credit facilities with China Construction Bank totaling $13.2 million, which could be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. We pledged the land use rights and buildings of our Chinese subsidiary as collateral for the credit facility. Our Chinese subsidiary used $10.0 million of its credit facility to issue standby letters of credit as collateral for our Taiwan branch line of credit with China Construction Bank. As of March 31, 2017, we had repaid all outstanding balances and terminated the loan agreement with China Construction Bank.

As of March 31, 2017, there was no restricted cash, investments or security deposit associated with the loan facilities.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2017 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Notes payable and long-term debt(1)	$31,563	$5,499	$5,468	$20,596	$—
Operating leases(2)	12,962	923	3,074	5,372	3,593
Total commitments	$44,525	$6,422	$8,542	$25,968	$3,593

(1)

We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.

(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and in the U.S.

Inflation

We believe that the relatively low rate of inflation in the U.S. over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. To the extent we expand our operations in China and Taiwan, such actions may result in inflation having a more significant impact on our operating results in the future.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2017, we did not, and we do not currently, have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2016 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; service and product warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2016.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Part II. Other Information

Item 1.   Legal Proceedings

As of March 31, 2017, we were not involved in any material pending legal proceedings.

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

We generate much of our revenue from a limited number of customers. In 2016, 2015 and 2014 and the three months ended March 31, 2017, our top ten customers represented 95.5%, 88.7%, 87.2% and 96.7% of our revenue, respectively. In 2016, Amazon represented 54.6% of our revenue and Microsoft represented 18.3% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

APPLIED OPTOELECTRONICS, INC.

Date: May 9, 2017	By:	/s/ Stefan J. Murry
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

10.1*

Translation of Early Termination Agreement, dated January 25, 2017, between Applied Optoelectronics, Inc. and Chailease Finance Company, Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017).

10.2†*	Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2017).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

†Management contract, compensatory plan or arrangement.