Form 10-Q
period 2017-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2017-08-08
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 2, 2017 there were 19,303,210 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$74,825	$50,224
Restricted cash	1,054	1,732
Short-term investments	42	44
Accounts receivable - trade, net of allowance of $31 at June 30, 2017 and December 31, 2016, respectively	73,759	49,766
Inventories	59,701	51,817
Notes receivable	—	—
Prepaid expenses and other current assets	9,131	3,969
Total current assets	218,512	157,552
Cash restricted for construction in progress	—	8
Property, plant and equipment, net of accumulated depreciation of $58,596 and $49,175 at June 30, 2017 and December 31, 2016, respectively	165,154	144,098
Land use rights, net	786	778
Intangible assets, net	4,007	3,993
Deferred income tax assets	10,026	11,421
Other assets, net	8,501	4,468
TOTAL ASSETS	$406,986	$322,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$4,552	$7,865
Accounts payable	53,321	36,375
Bank acceptance payable	—	307
Accrued income taxes	4,947	974
Accrued liabilities	13,850	14,452
Total current liabilities	76,670	59,973
Notes payable and long-term debt, less current portion	22,814	34,961
TOTAL LIABILITIES	99,484	94,934
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at June 30, 2017 or December 31, 2016, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 19,192 and 18,400 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	19	18
Additional paid-in capital	290,067	265,264
Accumulated other comprehensive gain (loss)	4,369	(885)
Retained earnings (accumulated deficit)	13,047	(37,013)
TOTAL STOCKHOLDERS' EQUITY	307,502	227,384
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$406,986	$322,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue, net	$117,371	$55,254	$213,595	$105,676
Cost of goods sold	64,089	37,952	118,841	74,121
Gross profit	53,282	17,302	94,754	31,555
Operating expenses
Research and development	8,073	7,814	15,505	16,210
Sales and marketing	2,158	1,610	4,061	3,290
General and administrative	8,786	5,906	16,608	11,639
Total operating expenses	19,017	15,330	36,174	31,139
Income from operations	34,265	1,972	58,580	416
Other income (expense)
Interest income	70	65	105	166
Interest expense	(245)	(450)	(544)	(851)
Other income (expense), net	64	(932)	(544)	(598)
Total other income (expense)	(111)	(1,317)	(983)	(1,283)
Income (loss) before income taxes	34,154	655	57,597	(867)
Income tax (expense) benefit	(5,083)	(52)	(8,737)	140
Net income (loss)	$29,071	$603	$48,860	$(727)
Net income (loss) per share
Basic	$1.52	$0.04	$2.59	$(0.04)
Diluted	$1.43	$0.03	$2.45	$(0.04)

Weighted average shares used to compute net income (loss) per share:
Basic	19,081,034	17,090,750	18,840,656	17,010,506
Diluted	20,367,127	17,454,552	19,956,097	17,010,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$29,071	$603	$48,860	$(727)
(Loss) gain on foreign currency translation adjustment	797	(956)	5,254	(38)
Comprehensive income (loss)	$29,868	$(353)	$54,114	$(765)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2017

(Unaudited, in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity

January 1, 2017	—	$—	18,400	$18	$265,264	$(885)	$(37,013)	$227,384
Public offering of common stock, net	—	—	459	1	21,571	—	—	21,572
Stock options exercised, net of shares withheld for employee tax	—	—	262	—	(176)	—	—	(176)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	71	—	(366)	—	—	(366)
Stock based compensation	—	—	—	—	3,767	—	—	3,767
Cumulative effect of previously unrecognized tax benefits	—	—	—	—	—	—	1,207	1,207
Foreign currency translation adjustment	—	—	—	—	—	5,254	—	5,254
Other	—	—	—	—	7	—	(7)	—
Net income	—	—	—	—	—	—	48,860	48,860
June 30, 2017	—	$—	19,192	$19	$290,067	$4,369	$13,047	$307,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$48,860	$(727)
Adjustments to reconcile net income to net cash provided by
operating activities:
Lower of cost or market adjustment to inventory	675	1,794
Depreciation and amortization	8,929	6,241
Deferred income taxes, net	2,638	—
Loss on disposal of assets	40	85
Share-based compensation	3,767	1,783
Unrealized foreign exchange loss	(254)	767
Changes in operating assets and liabilities:
Accounts receivable, trade	(23,992)	(2,798)
Inventories	(6,357)	4,743
Other current assets	(4,845)	3,111
Accounts payable	17,481	4,862
Accrued income taxes	3,870	—
Accrued liabilities	(928)	2,276
Net cash provided by operating activities	49,884	22,137
Investing activities:
Maturities of short-term investments	2	7,749
Change in restricted cash for construction in progress	8	—
Purchase of property, plant and equipment	(26,687)	(33,768)
Proceeds from disposal of equipment	170	755
Deposits and prepaid for equipment	(3,838)	(863)
Purchase of intangible assets	(251)	(283)
Net cash used in investing activities	(30,596)	(26,410)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	—	24,864
Principal payments of long-term debt and notes payable	(15,911)	(2,200)
Proceeds from line of credit borrowings	—	71,981
Repayments of line of credit borrowings	—	(75,243)
Proceeds from bank acceptance payable	—	3,501
Repayments of bank acceptance payable	(307)	(3,995)
Repayments of note payable	—	(500)
Decrease (increase) in restricted cash	742	(271)
Exercise of stock options	1,301	219
Payments of tax withholding on behalf of employees related to share-based compensation	(1,843)	—
Proceeds from common stock offering, net	21,572	—
Net cash provided by financing activities	5,554	18,356
Effect of exchange rate changes on cash	(241)	132
Net increase in cash	24,601	14,215
Cash and cash equivalents at beginning of period	50,224	28,074
Cash and cash equivalents at end of period	$74,825	$42,289
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$539	$443
Income taxes	2,226	1
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	535	—

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

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (“Prime World”, incorporated in the British Virgin Islands) Prime World is the parent of Global Technology, Inc. (“Global”, incorporated in the People’s Republic of China).  Through Global, the Company primarily manufactures certain of our data center transceiver products, including subassemblies, as well as Cable TV Broadband (“CATV”) systems and equipment, and performs research and development activities for the CATV products. Prime World also operates a branch in Taiwan, which primarily manufactures transceivers. The Company also has a research and development center in Lawrenceville, Georgia.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and June 30, 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2017, as compared to the significant accounting policies described in its 2016 Annual Report, except as described below.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of accounting for share-based payment transactions, including the following areas: accounting for excess tax benefits and tax deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax withholding requirements; classifying tax payments on behalf of employees on the statement of cash flows; and, for nonpublic entities only, determining the expected term and electing the intrinsic value measurement alternative for stock option awards. The guidance is effective for public business entities in fiscal years beginning after December 15, 2016, and in the interim periods within those fiscal years. The guidance requires a mix of prospective, modified retrospective and retrospective transition. The Company adopted the provisions of ASU 2016-09 as of January 1, 2017. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's condensed consolidated financial statements on a modified retrospective basis, resulting in an adjustment of $0.01 million to retained earnings. Provisions related to windfall tax benefits have been adopted prospectively resulting in an adjustment of $1.2 million to retained earnings. Provisions related to the statement of cash flows remain unchanged from prior periods.

Recent Accounting Pronouncements Yet to be Adopted

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The ASU update addresses eight specific cash flow issues that currently result in diverse practices, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and applicability of the predominance principle.  ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of the accounting standard on the financial statements.

The FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of the accounting standard on its financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

On February 25, 2016, the FASB released ASU No. 2016-02, Leases, to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The guidance will require lessees to recognize most leases on the balance sheet for capital and operating leases. The guidance is effective for public business entities in fiscal years beginning after December 15, 2018. The Company is evaluating the impact of the accounting standard on its financial statements by reviewing the standard itself, as well as reviewing literature about the new standard produced by nationally-recognized accounting firms and other third parties.

Note 3.   Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of June 30, 2017				As of December 31, 2016
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$74,825	$—	$—	$74,825	$50,224	$—	$—	$50,224
Restricted cash	1,054	—	—	1,054	1,740	—	—	1,740
Short term investments	42	—	—	42	44	—	—	44
Total assets	$75,921	$—	$—	$75,921	$52,008	$—	$—	$52,008
Liabilities:
Bank acceptance payable	—	$—	—	$—	—	$307	—	$307
Total liabilities	$—	$—	$—	$—	$—	$307	$—	$307

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

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Numerator:
Net income (loss)	$29,071	$603	$48,860	$(727)
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	19,081	17,091	18,841	17,011
Effective of dilutive options and restricted stock units	1,286	364	1,115	—
Diluted	20,367	17,455	19,956	17,011
Net income (loss) per share
Basic	$1.52	$0.04	$2.59	$(0.04)
Diluted	$1.43	$0.03	$2.45	$(0.04)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Employee stock options	—	—	—	898
Restricted stock units	—	—	—	62
	—	—	—	960

Note 5.   Inventories

Inventories, net of inventory writedowns, consist of the following for the periods indicated (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$25,824	$21,518
Work in process and sub-assemblies	27,607	24,334
Finished goods	6,270	5,965
	$59,701	$51,817

The lower of cost or market adjustment expensed for inventory for the three months ended June 30, 2017 and 2016 was $0.2 million and $1.5 million, respectively.  The lower of cost or market adjustment expensed for inventory for the six months ended June 30, 2017 and 2016 was $0.7 million and $1.8 million, respectively.

Note 6.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2017	December 31, 2016
Land improvements	$797	$792
Building and improvements	71,253	69,368
Machinery and equipment	130,851	108,724
Furniture and fixtures	4,510	4,227
Computer equipment and software	7,502	6,836
Transportation equipment	645	236
	215,558	190,183
Less accumulated depreciation and amortization	(58,596)	(49,175)
	156,962	141,008
Construction in progress	7,091	1,989
Land	1,101	1,101
Property, plant and equipment, net	$165,154	$144,098

For the three months ended June 30, 2017 and 2016, depreciation expense of property, plant and equipment was $4.5 million and $3.2 million, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense of property, plant and equipment was $8.7 million and $6.0 million, respectively.

Included in depreciation expense was $2.8 million and $2.1 million recorded as cost of sales for the three months ended June 30, 2017 and 2016, respectively. Included in depreciation expense was $5.4 million and $4.0 million recorded as cost of sales for the six months ended June 30, 2017 and 2016, respectively.

Note 7.   Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2017
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,266	$(2,262)	$4,004
Trademarks	14	(11)	3
Total intangible assets	$6,280	$(2,273)	$4,007

	December 31, 2016
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$5,987	$(1,997)	$3,990
Trademarks	14	(11)	3
Total intangible assets	$6,001	$(2,008)	$3,993

For the three months ended June 30, 2017 and 2016, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. For the six months ended June 30, 2017 and 2016, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.3 million, respectively.

The remaining weighted average amortization period for intangible assets is approximately 8 years.

Note 8.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2017	December 31, 2016

Revolving line of credit with a U.S. bank up to $40,000 with interest at LIBOR plus 2%, maturing June 30, 2018	$—	$—
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing July 31, 2019	—	2,925
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing June 30, 2020	—	9,500
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%, maturing January 26, 2022	21,370	21,670
Notes payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018 and June 30, 2018	1,205	2,919
Notes payable to a finance company due in monthly installments with 4% interest, maturing March 31, 2019	4,791	5,812
Total	27,366	42,826
Less current portion	(4,552)	(7,865)
Non-current portion	$22,814	$34,961

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$—	$307

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2017. The one-month London Interbank Offered Rate (LIBOR) was 1.22389% on June 30, 2017.

Maturities of long-term debt are as follows for the future one-year periods ending June 30, (in thousands):

2018	$4,552
2019	2,673
2020	641
2021	662
2022	18,838
2023 and thereafter	—
Total outstanding	$27,366

On June 24, 2016, the Company entered into a First Amendment to the Credit Agreement with East West Bank and Comerica Bank (“First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased the Company’s revolving lines of credit from $25 million to $40 million, which mature on June 30, 2018, and retained a $10.0 million term loan maturing on June 30, 2020. The First Amendment also provides for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was adjusted by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. As of June 30, 2017, no balance was outstanding under the revolving line of credit. On February 27, 2017, the Company repaid the outstanding balance of $9.4 million under the term loan and terminated the loan.

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

On September 27, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (the “Second Modifications”) to the Construction Loan Agreement with East West Bank. The Second Modifications amends and restates in part the Company’s Promissory Note and Construction Loan Agreement, which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, was amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance shall be converted to a sixty-four (64) month term loan, amended from a sixty (66) month term loan, with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment was due on October 26, 2016 and will continue on the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remain unchanged. As of June 30, 2017, $21.4 million was outstanding under the construction loan.

The loan and security agreements with East West Bank and Comerica Bank require the Company to maintain certain financial covenants, including a minimum cash balance, a current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company.  As of June 30, 2017, the Company was in compliance with all covenants contained in these agreements.

On May 27, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, approximately $6 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, approximately $0.1 million, to 3,322,413 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, approximately $2 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27, 2018. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement.  As of June 30, 2017, $1.2 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three-year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of June 30, 2017, $4.8 million was outstanding under this Finance Lease Agreement.

The Company’s Chinese subsidiary had credit facilities with China Construction Bank totaling $13.2 million, which could be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. The Company pledged the land use rights and buildings of its Chinese subsidiary as collateral for the credit facility. The Company’s Chinese subsidiary used $10.0 million of its credit facility to issue standby letters of credit as collateral for the Company’s Taiwan branch line of credit with China Construction Bank. As of June 30, 2017, the Company had repaid all outstanding balances and terminated the loan agreement with China Construction Bank.

As of June 30, 2017 and December 31, 2016, the Company had $50.0 million and $75.8 million of unused borrowing capacity, respectively.

As of June 30, 2017, there was no restricted cash, investments or security deposit associated with the loan facilities.  As of December 31, 2016, there was $1.7 million of restricted cash, investments or security deposit associated with the loan facilities.

Note 9.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll	$7,249	$9,231
Accrued rent	1,081	959
Accrued employee benefits	1,292	1,572
Accrued state and local taxes	495	607
Advance payments	490	252
Accrued product warranty	853	705
Accrued commission expenses	322	205
Accrued professional fees	663	163
Accrued capital expenditures	250	—
Accrued other	1,155	758
	$13,850	$14,452

Note 10.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Foreign exchange transaction loss	(128)	(877)	(700)	(545)
Government subsidy income	75	20	75	20
Other non-operating gain	108	6	121	12
Gain (loss) on disposal of assets	9	(81)	(40)	(85)
	$64	$(932)	$(544)	$(598)

Note 11.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
Outstanding, January 1, 2017	1,130	$9.40		$4.90		$15,872
Exercised	(262)	7.77	$51.56	4.14		11,475
Forfeited	(41)	7.61		4.49		2,230
Outstanding, June 30, 2017	827	$10.00		$5.16	6.16	$42,826
Exercisable, June 30, 2017	713	$9.88			6.13	$37,021
Vested and expected to vest	827	$10.00			6.16	$42,826

As of June 30, 2017, there was approximately $0.3 million of unrecognized stock option expense, which is expected to be recognized over 0.3 years.

Restricted Stock Units/Awards

RSUs or RSAs have been granted to the Company’s employees under the 2013 Plan and generally vest over a period of four years with 25% of the shares vesting over each of the one-year periods.

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
Outstanding at January 1, 2017	517		$14.79	$12,128
Granted	500		38.08	19,043
Released	(103)	$48.55	13.40	4,987
Cancelled/Forfeited	(25)		20.36	1,537
Outstanding, June 30, 2017	889		$27.88	$54,986
Exercisable, June 30, 2017	—			$—
Vested and expected to vest	889			$54,986

As of June 30, 2017, there was $21.8 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 3.3 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Share-Based compensation - by expense type
Cost of goods sold	$134	$50	$212	$87
Research and development	441	154	706	272
Sales and marketing	169	94	249	167
General and administrative	1,516	677	2,600	1,257
Total share-based compensation expense	$2,260	$975	$3,767	$1,783

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Share-Based compensation - by award type
Employee stock options	$268	$359	$547	$737
Restricted stock units	1,992	616	3,220	1,046
Total share-based compensation expense	$2,260	$975	$3,767	$1,783

Note 12.  Stockholders’ Equity

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, all of which have been designated voting common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Public Offerings of Common Stock

On October 17, 2016, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission effective November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $250 million. In connection with such Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $50.0 million (the “ATM Offering”) from time to time through Raymond James & Associates, Inc. On November 22, 2016, the Company commenced sales of common stock through the ATM Offering. The Company completed its ATM Offering in March 2017 and sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
United States	$4,112	$18,018	$8,631	$41,257
Taiwan	67,696	28,470	119,321	52,288
China	45,563	8,766	85,643	12,131
	$117,371	$55,254	$213,595	$105,676

	As of the period ended
	June 30,	December 31,
	2017	2016
Long-lived assets:
United States	$68,515	$66,028
Taiwan	57,335	48,728
China	44,097	34,113
	$169,947	$148,869

Note 14.  Contingencies

Litigation

Overview

From time to time, the Company may be subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, inquiries, investigations, audits and other regulatory proceedings, such as described below.  The Company records a loss provision when it believes it is both probable that a liability has been incurred and the amount can be reasonably estimated.  Unless otherwise disclosed, the Company is unable to estimate the possible loss or range of loss for the legal proceeding described below.

Except for the lawsuit described below, the Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on it.

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry,  et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” The complaint requests unspecified damages and other relief. The Company disputes the allegations and intends to vigorously contest the matter.

Note 15.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Our sales model focuses on direct engagement and close coordination with our customers to determine product design, qualifications, and performance through coordination of our sales, product engineering and manufacturing teams. Our strategy is to use our direct sales force to sell to key accounts within our markets, increasing product penetration within those customers while also growing our overall customer base in certain international and domestic markets. We have direct sales personnel in each of our U.S., Taiwan and China locations focusing on a direct and local interaction with our internet data center, CATV, FTTH and telecom customers. Throughout our sales cycle, we work closely with our customers to achieve design wins that we believe provide long-lasting relationships and promote higher customer retention.

Our principal executive offices are located at 13139 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands):

	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2017		2016		2017		2016
Revenue, net	$117,371	100.0%	$55,254	100.0%	$213,595	100.0%	$105,676	100.0%
Cost of goods sold	64,089	54.6%	37,952	68.7%	118,841	55.6%	74,121	70.1%
Gross profit	53,282	45.4%	17,302	31.3%	94,754	44.4%	31,555	29.9%
Operating expenses
Research and development	8,073	6.9%	7,814	14.1%	15,505	7.3%	16,210	15.3%
Sales and marketing	2,158	1.8%	1,610	2.9%	4,061	1.9%	3,290	3.1%
General and administrative	8,786	7.5%	5,906	10.7%	16,608	7.8%	11,639	11.0%
Total operating expenses	19,017	16.2%	15,330	27.7%	36,174	16.9%	31,139	29.5%
Income (loss) from operations	34,265	29.2%	1,972	3.6%	58,580	27.4%	416	0.4%
Other income (expense)
Interest income	70	0.1%	65	0.1%	105	0.0%	166	0.2%
Interest expense	(245)	(0.2)%	(450)	(0.8)%	(544)	(0.3)%	(851)	(0.8)%
Other income (expense), net	64	0.1%	(932)	(1.7)%	(544)	(0.3)%	(598)	(0.6)%
Total other income (expense)	(111)	(0.1)%	(1,317)	(2.4)%	(983)	(0.5)%	(1,283)	(1.2)%
Income (loss) before income taxes	34,154	29.1%	655	1.2%	57,597	27.0%	(867)	(0.8)%
Income tax (expense) benefit	(5,083)	(4.3)%	(52)	(0.1)%	(8,737)	(4.1)%	140	0.1%
Net income (loss)	$29,071	24.8%	$603	1.1%	$48,860	22.9%	$(727)	(0.7)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, FTTH and telecom markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
CATV	12.3%	17.2%	12.9%	16.3%
Data Center	84.6%	74.7%	83.8%	75.9%
FTTH	0.1%	0.8%	0.1%	0.8%
Telecom	2.6%	6.4%	2.9%	6.3%
Other	0.4%	0.8%	0.3%	0.6%
	100.0%	100.0%	100.0%	100.0%

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
CATV	$14,404	$9,521	$4,883	51.3%	$27,498	$17,252	$10,246	59.4%
Data Center	99,298	41,280	58,018	140.5%	178,892	80,260	98,632	122.9%
FTTH	125	436	(311)	(71.3)%	223	857	(634)	(74.0)%
Telecom	3,077	3,563	(486)	(13.6)%	6,248	6,641	(393)	(5.9)%
Other	467	454	13	2.9%	734	666	68	10.2%
Total Revenue	$117,371	$55,254	$62,117	112.4%	$213,595	$105,676	$107,919	102.1%

Growth in the three and six months ended June 30, 2017 was driven primarily by increasing revenue from our internet data center customers, and we also anticipate that our revenue derived from this market will continue to increase as a percentage of our revenue as we further penetrate and extend our products into this market.

During the three and six months ended June 30, 2017, revenues in the internet data center market were driven primarily by increasing demand for our 40 gigabits per second, or Gbps, and 100 Gbps transceivers as our customers continued to upgrade their technology infrastructure. The decrease in revenue in our FTTH market is due to a decline in demand for certain older legacy products. Demand for these legacy products is expected to continue to fluctuate. The increase in revenues in the CATV market for the three and six month ended June 30, 2017 was a result of increased demand from customers who are supplying equipment for CATV network upgrades which began during the year. Revenue in our telecom market decreased modestly for the the three and six month periods ended June 30, 2017, compared to the prior year.  The decrease is primarily attributable to reduced orders for some of our telecom customers, particularly in China. Revenue in the telecom and other markets remained relatively unchanged during the three and six months ended June 30, 2017.

For the three months ended June 30, 2017 and 2016, our top ten customers represented 95.4% and 91.6%, respectively.  For the six months ended June 30, 2017 and 2016, our top ten customers represented 96.2% and 91.5%, respectively.

Cost of goods sold and gross margin

	Three months ended June 30,
	2017		2016		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$64,089	54.6%	$37,952	68.7%	$26,137	68.9%
Gross margin	53,282	45.4%	17,302	31.3%

	Six months ended June 30,
	2017		2016		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$118,841	55.6%	$74,121	70.1%	$44,720	60.3%
Gross margin	94,754	44.4%	31,555	29.9%

Cost of goods sold increased by $26.1 million, or 68.9%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to the increase in sales over the prior year. Cost of goods sold increased by $44.7 million, or 60.3%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to the increase in sales over the prior year.  The increase in gross margin for the three and six months ended June 30, 2017 compared to the same periods ended June 30, 2016 was primarily the result of lower production costs associated with certain 40 Gbps and 100 Gbps products.  Production costs were reduced due mainly to improved product yields, related to process improvements and automation, as well as raw material cost reduction.

Operating expenses

	Three months ended June 30,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,073	6.9%	$7,814	14.1%	$259	3.3%
Sales and marketing	2,158	1.8%	1,610	2.9%	548	34.0%
General and administrative	8,786	7.5%	5,906	10.7%	2,880	48.8%
Total operating expenses	$19,017	16.2%	$15,330	27.7%	$3,687	24.1%

	Six months ended June 30,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$15,505	7.3%	$16,210	15.3%	$(705)	(4.3)%
Sales and marketing	4,061	1.9%	3,290	3.1%	771	23.4%
General and administrative	16,608	7.8%	11,639	11.0%	4,969	42.7%
Total operating expenses	$36,174	16.9%	$31,139	29.5%	$5,035	16.2%

Research and development expense

Research and development expense increased by $0.3 million, or 3.3%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Research and development expense decreased by $0.7 million, or 4.3%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 40 Gbps, 100 Gbps, and 200/400 Gbps data center products, DOCSIS 3.1-capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments.  Research and development costs increased for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due mainly to an increase in materials and supplies used in R&D activities and an increase in personnel-related costs and increased overhead costs associated with our new building in Sugar Land. Research and development costs decreased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due mainly to a decrease in materials and supplies used in R&D activities, partially offset by an increase in personnel-related costs and increased overhead costs associated with our new building in Sugar Land.

Sales and marketing expense

Sales and marketing expense increased by $0.5 million, or 34.0%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Sales and marketing expense increased by $0.8 million, or 23.4%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases were due to an increase in personnel costs, including sales commissions, partially offset by decreased commissions payable to third parties.

General and administrative expense

General and administrative expense increased by $2.9 million, or 48.8%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. General and administrative expense increased by $5.0 million, or 42.7%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases were primarily due to an increase in personnel-related costs, share-based compensation expenses, overhead costs due to our new building in Sugar Land, and additional professional service fees.

General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX, and other regulations governing public companies, costs of directors' and officers' liability insurance and investor relations activities. As of June 30, 2017, the market value of our common stock held by non-affiliates exceeded $700 million. Commencing December 31, 2017, we will be a "large accelerated filer" and, accordingly, will no longer qualify as an emerging growth company and no longer be able to rely on certain exemptions that were available to us as an emerging growth company. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued SOX and other regulatory compliance. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Other income (expense), net

	Three months ended June 30,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$70	0.1%	$65	0.1%	$5	7.7%
Interest expense	(245)	(0.2)%	(450)	(0.8)%	205	(45.6)%
Other income (expense), net	64	0.1%	(932)	(1.7)%	996	(106.9)%
Total other expense, net	$(111)	(0.1)%	$(1,317)	(2.4)%	$1,206	(91.6)%

	Six months ended June 30,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$105	0.0%	$166	0.2%	$(61)	(36.7)%
Interest expense	(544)	(0.3)%	(851)	(0.8)%	307	(36.1)%
Other income (expense), net	(544)	(0.3)%	(598)	(0.6)%	54	(9.0)%
Total other expense, net	$(983)	(0.5)%	$(1,283)	(1.2)%	$300	(23.4)%

Interest income increased 7.7% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, due to larger cash balances. Interest income decreased 36.7% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, due to lower investment balances during the period.

Interest expense decreased 45.6% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Interest expense decreased 36.1% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These decreases were due to repayment of debt that had been previously borrowed to fund expansion projects.

Other income (expense) increased by $1.0 million, or 106.9% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Other income (expense) increased by $0.1 million, or 9.0% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases were due to the reduction of foreign exchange losses resulting from the favorable fluctuation of certain Asian currencies against the U.S. dollar. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We received $0.1 million of government subsidies during the three and six months ended June 30, 2017, and no subsidies during the three and six months ended June 30, 2016, respectively.

Benefit (provision) for income taxes

	Three months ended June 30,
	2017	2016	Change
	(in thousands, except percentages)
Provision for income taxes	$(5,083)	$(52)	(5,031)	9,675.0%

	Six months ended June 30,
	2017	2016	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(8,737)	$140	(8,877)	6,340.7%

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

Our effective tax rate for the three months ended June 30, 2017 and 2016 was 14.88% and 7.94%, respectively.  For the three months ended June 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions.  Additionally, we recognized a tax benefit of $3.0 million for excess tax benefits due to employee share-based compensation in accordance with ASU 2016-09 and a tax benefit of $0.3 million related to the release of our valuation allowance on deferred tax assets in China.  For the three months ended June 30, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions and as a result of valuation allowances recorded on the deferred tax assets in the US and our foreign jurisdictions.

Our effective tax rate for the six months ended June 30, 2017 and 2016 was 15.17% and 16.15%, respectively.  For the six months ending June 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions.  Additionally, we recognized a tax benefit of $3.5 million for excess tax benefits due to employee share-based compensation in accordance with ASU 2016-09 and a tax benefit of $0.3 million related to the release of our valuation allowance on deferred tax assets in China.  For the six months ended June 30, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions and as a result of valuation allowances recorded on the deferred tax assets in the US and our foreign jurisdictions.

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

We recorded a valuation allowance against our deferred tax assets in China as of March 31, 2017 and December 31, 2016.  During the three months ending June 30, 2017, we removed the valuation allowance that had been recorded against our China deferred tax assets.  Release of the valuation allowance resulted in the recognition of $0.3 million of deferred tax assets and a decrease to income tax expense for the same amount.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.  During the second quarter of 2017, in part because in the current period we achieved cumulative pretax income in China and anticipate future earnings, we determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $0.3 million are realizable.  We therefore reduced the valuation allowance accordingly.

Liquidity and Capital Resources

From inception until our initial public offering in September 2013, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. As of June 30, 2017, we had $50.0 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2017, our cash, cash equivalents, restricted cash and short-term investments totaled $75.9 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$49,884	$22,137
Net cash used in investing activities	(30,596)	(26,410)
Net cash provided by financing activities	5,554	18,356
Effect of exchange rates on cash and cash equivalents	(241)	132
Net increase in cash	$24,601	$14,215

Operating activities

For the six months ended June 30, 2017, net cash provided by operating activities was $49.9 million. Net cash provided by operating activities consisted of our net income of $48.9 million, after the exclusion of non-cash items of $15.6 million as well as an increase in accounts payable to our vendors of $17.5 million and an increase in accrued income taxes of $3.9 million. These cash increases were offset by an increase in accounts receivable from our customers of $24.0 million, an increase in inventories of $6.4 million, an increase in prepaid assets of $4.8 million and a decrease in accrued liabilities of $0.9 million.

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

Investing activities

For the six months ended June 30, 2017, net cash used in investing activities was $30.6 million mainly for the purchase of additional machinery and equipment.

For the six months ended June 30, 2016, net cash used in investing activities was $26.4 million mainly for the purchase of additional machinery and equipment and investment in construction of our U.S. plant of $33.8 million, offset by the maturity of short term investments of $7.8 million.

Financing activities

For the six months ended June 30, 2017, our financing activities provided $5.6 million in cash. We received $21.6 million in net proceeds from the sale of our common stock pursuant to an at-the market offering.  In addition, we repaid $15.9 million of notes payable, offset by a decrease in restricted cash related to the repayment of notes payable.

For the six months ended June 30, 2016, our financing activities provided $18.4 million in cash. We received $19.4 million in net borrowings associated with our bank loans, offset by $0.5 million of net repayments of acceptance payable and $0.5 million repayment of notes payable and $0.2 million in increase to restricted cash.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit and a term loan with East West Bank and Comerica Bank in the U.S., lines of credit and financing agreements for our Taiwan branch and several lines of credit arrangements for our China subsidiary. As of June 30, 2017, we had $50.0 million of unused borrowing capacity.

On June 24, 2016, we entered into a First Amendment to the Credit Agreement with East West Bank and Comerica Bank (the “First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased our revolving lines of credit from $25 million to $40 million, which mature on June 30, 2018, and retained a $10.0 million term loan maturing on June 30, 2020. The First Amendment also provides for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was adjusted by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. As of June 30, 2017, no balance was outstanding under the revolving line of credit. On February 27, 2017, we repaid the outstanding balance of $9.4 million under the term loan and terminated the loan.

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

On September 27, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (the “Second Modifications”) to the Construction Loan Agreement with East West Bank. The Second Modifications amends and restates in part our Promissory Note and Construction Loan Agreement, which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, was amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance shall be converted to a sixty-four (64) month term loan, amended from a sixty (66) month term loan, with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment was due on October 26, 2016 and will continue on the same day of each month thereafter. The final principal and interest payment is due on January 26, 2022 and will include all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remain unchanged. As of June 30, 2017, $21.4 million was outstanding under the construction loan.

The loan and security agreements with East West Bank and Comerica Bank require us to maintain certain financial covenants, including a minimum cash balance, a current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Collateral for the U.S. bank loans and line of credit includes substantially all of the assets of the Company.  As of June 30, 2017, we were in compliance with all covenants contained in these agreements.

On May 27, 2015, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the sale contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, approximately $6 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, approximately $0.1 million, to 3,322,413 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, approximately $2 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27, 2018. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of June 30, 2017, $1.2 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three-year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of June 30, 2017, $4.8 million was outstanding under this Finance Lease Agreement.

Our Chinese subsidiary had credit facilities with China Construction Bank totaling $13.2 million, which could be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. We pledged the land use rights and buildings of our Chinese subsidiary as collateral for the credit facility. Our Chinese subsidiary used $10.0 million of its credit facility to issue standby letters of credit as collateral for our Taiwan branch line of credit with China Construction Bank. As of June 30, 2017, we had repaid all outstanding balances and terminated the loan agreement with China Construction Bank.

As of June 30, 2017, there were no security deposits associated with the loan facilities.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2017:

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Notes payable and long-term debt(1)	$30,386	$5,368	$4,590	$20,428	$—
Operating leases(2)	12,988	968	2,115	2,120	7,785
Total commitments	$43,374	$6,336	$6,705	$22,548	$7,785

(1)

We have several loan and security agreements in Taiwan and the U.S. that provide various credit facilities, including lines of credit and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.

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

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2017, we did not, and we do not currently, have any off-balance sheet arrangements.

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

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

Under this definition, we are an “emerging growth company.”  On June 30, 2017, the last day of our second fiscal quarter, the value of common equity securities held by non-affiliates exceeded $700 million.  As such, we will no longer be an “emerging growth company” after December 31, 2017.

As an “emerging growth company” we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or

PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. Commencing December 31, 2017, we can no longer qualify as an emerging growth company and are no longer able to rely on such exemptions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Part II. Other Information

Item 1.   Legal Proceedings

From time to time, we may be subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, inquiries, investigations, audits and other regulatory proceedings, such as described below. Except for the lawsuit described below, we believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry,  et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” The complaint requests unspecified damages and other relief. We dispute the allegations and intend to vigorously contest the matter.

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

We generate much of our revenue from a limited number of customers. In 2016, 2015 and 2014 and the three and six months ended June 30, 2017, our top ten customers represented 95.5%, 88.7%, 87.2%, 95.4% and 96.2% of our revenue, respectively. In 2016, Amazon represented 54.6% of our revenue and Microsoft represented 18.3% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

The unfavorable outcome of any pending or future litigation or administrative action and expenses incurred in connection with litigation could result in financial losses or harm to our business.

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. There can be no assurances as to the favorable outcome of any litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results. As disclosed in “Item 1. Legal Proceedings,” on August 5, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers. The complaint in this matter alleges that we made materially false and misleading statements or failed to disclose material facts and requests damages and other relief. Such lawsuit and any other such litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

In addition, since we will no longer qualify as an “emerging growth company” under the JOBS Act as of January 1, 2018, we will  have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as required by Section 404(b) of the Sarbanes-Oxley Act. During the course of any evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

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

Public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company. We filed our latest conflict minerals report on Form SD on May 26, 2017. We may determine, as part of our compliance efforts, that certain products or components we obtain from our suppliers contain conflict minerals. If we are unable to conclude that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on our business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

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

The market price of our common stock has been and is likely to be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Quarterly Report on Form 10-Q, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, announcements made by competitors regarding factors influencing their business may cause fluctuations in the valuation of companies throughout our industry, including fluctuations in the valuation of our stock.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may become the target of this type of litigation in the future. For example, on August 3, 2017 we provided guidance for the third quarter of 2017, and on August 4, 2017 the market price of our stock decreaed significantly. We subsequently learned of potential class action litigation based on volatility in the market price for our stock. See “Item 1. Legal Proceedings.” Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. For example, we have created board committees and adopted internal controls and disclosure controls and procedures. In addition, we will have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs. Commencing December 31, 2017, we will be a "large accelerated filer" and, accordingly, will no longer qualify as an emerging growth company and will no longer able to rely on certain exemptions that were available to us as an emerging growth company. Legal, accounting, administrative and other costs and expenses may increase in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory compliance.

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

We are currently an emerging growth company within the meaning of the rules under the Securities Act. We have in this Quarterly Report on Form 10-Q utilized, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation and an exemption from the requirement that outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will cease to be an “emerging growth company” on the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which will occur on December 31, 2017 because the market value of our common stock that was held by non-affiliates exceeded $700 million as of the last business day of our most recently completed second fiscal quarter.

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

APPLIED OPTOELECTRONICS, INC.

Date: August 8, 2017	By:	/s/ Stefan J. Murry
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