Form 10-Q
period 2017-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2017-11-08
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 3, 2017 there were 19,382,186 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$70,930	$50,224
Restricted cash	1,072	1,732
Short-term investments	36	44
Accounts receivable - trade, net of allowance of $31	73,029	49,766
Inventories	74,552	51,817
Prepaid expenses and other current assets	10,448	3,969
Total current assets	230,067	157,552
Cash restricted for construction in progress	—	8
Property, plant and equipment, net	181,481	144,098
Land use rights, net	797	778
Intangible assets, net	4,041	3,993
Deferred income tax assets	15,167	11,421
Other assets, net	7,151	4,468
TOTAL ASSETS	$438,704	$322,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$3,638	$7,865
Accounts payable	50,993	36,375
Bank acceptance payable	—	307
Accrued income taxes	5,459	974
Accrued liabilities	16,801	14,452
Total current liabilities	76,891	59,973
Notes payable and long-term debt, less current portion	37,371	34,961
TOTAL LIABILITIES	114,262	94,934
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 19,359 and 18,400 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	19	18
Additional paid-in capital	285,600	265,264
Accumulated other comprehensive gain (loss)	6,400	(885)
Retained earnings (accumulated deficit)	32,423	(37,013)
TOTAL STOCKHOLDERS' EQUITY	324,442	227,384
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$438,704	$322,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue, net	$88,879	$70,137	$302,474	$175,813
Cost of goods sold	49,507	46,976	168,348	121,097
Gross profit	39,372	23,161	134,126	54,716
Operating expenses
Research and development	9,190	8,362	24,695	24,572
Sales and marketing	2,551	1,594	6,612	4,884
General and administrative	9,580	6,445	26,188	18,084
Total operating expenses	21,321	16,401	57,495	47,540
Income from operations	18,051	6,760	76,631	7,176
Other income (expense)
Interest income	61	40	166	206
Interest expense	(248)	(462)	(792)	(1,313)
Other income (expense), net	(354)	66	(898)	(532)
Total other income (expense)	(541)	(356)	(1,524)	(1,639)
Income before income taxes	17,510	6,404	75,107	5,537
Income tax (expense) benefit	1,865	11,332	(6,872)	11,472
Net income	$19,375	$17,736	$68,235	$17,009
Net income per share
Basic	$1.00	$1.03	$3.59	$1.00
Diluted	$0.95	$0.97	$3.39	$0.95

Weighted average shares used to compute net income per share:
Basic	19,294,022	17,151,031	18,993,068	17,057,687
Diluted	20,422,609	18,360,531	20,133,644	17,954,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$19,375	$17,736	$68,235	$17,009
Gain on foreign currency translation adjustment	2,032	1,323	7,285	1,821
Comprehensive income	$21,407	$19,059	$75,520	$18,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2017

(Unaudited, in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity

January 1, 2017	—	$—	18,400	$18	$265,264	$(885)	$(37,013)	$227,384
Public offering of common stock, net	—	—	459	1	21,571	—	—	21,572
Stock options exercised, net of shares withheld for employee tax	—	—	356	—	(4,930)	—	—	(4,930)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	144	—	(2,161)	—	—	(2,161)
Share based compensation	—	—	—	—	5,849	—	—	5,849
Cumulative effect of previously unrecognized tax benefits	—	—	—	—	—	—	1,207	1,207
Foreign currency translation adjustment	—	—	—	—	—	7,285	—	7,285
Other	—	—	—	—	7	—	(6)	1
Net income	—	—	—	—	—	—	68,235	68,235
September 30, 2017	—	$—	19,359	$19	$285,600	$6,400	$32,423	$324,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income	$68,235	$17,009
Adjustments to reconcile net income to net cash provided by
operating activities:
Lower of cost or market adjustment to inventory	1,365	2,799
Depreciation and amortization	14,332	9,926
Deferred income taxes, net	(2,495)	(11,856)
Loss on disposal of assets	51	89
Share-based compensation	5,849	2,830
Unrealized foreign exchange loss	(308)	(3,509)
Changes in operating assets and liabilities:
Accounts receivable, trade	(23,261)	(5,412)
Inventories	(21,113)	9,423
Other current assets	(6,062)	3,450
Accounts payable	14,618	3,886
Accrued income taxes	4,360	177
Accrued liabilities	1,927	(444)
Net cash provided by operating activities	57,498	28,368
Investing activities:
Maturities of short-term investments	8	7,749
Change in restricted cash for construction in progress	8	(847)
Purchase of property, plant and equipment	(46,529)	(40,333)
Proceeds from disposal of equipment	171	1,306
Deposits and prepaid for equipment	(2,369)	659
Purchase of intangible assets	(407)	(440)
Net cash used in investing activities	(49,118)	(31,906)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	—	28,858
Principal payments of long-term debt and notes payable	(38,300)	(3,995)
Proceeds from line of credit borrowings	36,000	115,798
Repayments of line of credit borrowings	—	(114,542)
Proceeds from bank acceptance payable	—	5,850
Repayments of bank acceptance payable	(307)	(5,531)
Repayments of note payable	—	(750)
Exercise of stock options	1,399	480
Payments of tax withholding on behalf of employees related to share-based compensation	(8,490)	—
Proceeds from common stock offering, net	21,572	—
Net cash provided by financing activities	11,874	26,168
Effect of exchange rate changes on cash	(208)	4,769
Net increase in cash, cash equivalents and restricted cash	20,046	27,399
Cash, cash equivalents and restricted cash at beginning of period	51,956	32,793
Cash, cash equivalents and restricted cash at end of period	$72,002	$60,192
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$730	$1,277
Income taxes	4,992	(12)
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	(1,091)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Description of Business

Business Overview

Applied Optoelectronics, Inc. (“AOI” or the “Company”) was incorporated in Texas on February 28, 1997.  In March 2013, the Company converted into a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, fiber-to-the-home and telecommunications. The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (“Prime World”, incorporated in the British Virgin Islands). Prime World is the parent of Global Technology, Inc. (“Global”, incorporated in the People’s Republic of China).  Through Global, the Company primarily manufactures certain of our data center transceiver products, including subassemblies, as well as Cable TV Broadband (“CATV”) systems and equipment, and performs research and development activities for the CATV products. Prime World also operates a branch in Taiwan, which primarily manufactures transceivers. The Company also has a research and development center in Lawrenceville, Georgia.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and September 30, 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2017, as compared to the significant accounting policies described in its 2016 Annual Report, except as described below.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of accounting for share-based payment transactions, including the following areas: accounting for excess tax benefits and tax deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax withholding requirements; classifying tax payments on behalf of employees on the statement of cash flows; and, for nonpublic entities only, determining the expected term and electing the intrinsic value measurement alternative for stock option awards. The guidance is effective for public business entities in fiscal years beginning after December 15, 2016, and in the interim periods within those fiscal years. The guidance requires a mix of prospective, modified retrospective and retrospective transition. The Company adopted the provisions of ASU 2016-09 as of January 1, 2017. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's condensed consolidated financial statements on a modified retrospective basis, resulting in an adjustment of $0.01 million to retained earnings. Provisions related to windfall tax benefits have been adopted prospectively resulting in an adjustment of $1.2 million to retained earnings. Provisions related to the statement of cash flows remain unchanged from prior periods.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows:  Restricted Cash, providing guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows.  ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.  The amendments in this ASU would be applied using a retrospective approach.  The Company adopted the provisions of ASU 2016-18 as of July 1, 2017 with no material impact on the financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The ASU update addresses eight specific cash flow issues that currently result in diverse practices, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and applicability of the predominance principle.  ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the provisions of ASU 2016-15 as of July 1, 2017 with no material impact on the financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted the provisions of ASU 2017-09 as of July 1, 2017 with no material impact on the financial statements.

Recent Accounting Pronouncements Yet to be Adopted

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In applying the new guidance, the Company will: 1) identify the contracts with its customers, 2) identify the performance obligations in the contracts, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations of the contract, and 5) recognize revenue when (or as) the Company satisfies a performance obligation. Since this guidance was issued, the Company has undertaken an accounting assessment phase focusing on developing a scoping plan and a review plan to determine the gaps between existing revenue recognition policies and the requirements of the new revenue guidance.  This accounting assessment involved developing a training and education process for the Company personnel, performing sales contract walkthroughs to identify financial obligations, reviewing existing revenue streams and mapping contract features to revenue streams.  The Company is in the process of developing any necessary accounting policy changes to adopt new standards on the effective date. The Company’s assessment has determined that nearly all of the Company’s revenue is derived from sales of products to customers.  Contracts governing the terms and conditions of these sales include purchase orders and various master purchase agreements or similar contracts.  These contracts specify terms associated with these sales and the Company recognizes revenue when the products are delivered according to the terms specified in the contracts.  The new guidance will not affect this revenue recognition practice.  For this reason, the Company does not believe that the new standard will have a material effect on its financial statements. The Company is continuing its evaluation of any  required disclosures and changes to its accounting policies, as well as any other potential effects on its consolidated financial position, results of operations and cash flows as a result of this new standard. The Company plans to adopt the new standards after December 15, 2017.

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

Note 3.   Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2017	2016	2016	2015
Cash and cash equivalents	$70,930	$50,224	$55,907	$28,074
Restricted cash	1,072	1,732	4,285	4,719
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$72,002	$51,956	$60,192	$32,793

Restricted cash includes guarantee deposits for customs duties and compensating balances required for certain credit facilities.

Note 4.   Fair Value of Financial Instruments

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of September 30, 2017				As of December 31, 2016
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$70,930	$—	$—	$70,930	$50,224	$—	$—	$50,224
Restricted cash	1,072	—	—	1,072	1,740	—	—	1,740
Short term investments	36	—	—	36	44	—	—	44
Total assets	$72,038	$—	$—	$72,038	$52,008	$—	$—	$52,008
Liabilities:
Bank acceptance payable	—	—	—	—	—	307	—	307
Total liabilities	$—	$—	$—	$—	$—	$307	$—	$307

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. The carrying value of the term loans approximate fair value due to the variable interest rates.

Note 5.   Earnings Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options and restricted stock units outstanding during the period.

The following table sets forth the computation of the basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Numerator:
Net income	$19,375	$17,736	$68,235	$17,009
Denominator:
Weighted average shares used to compute net income per share
Basic	19,294	17,151	18,993	17,058
Effective of dilutive options and restricted stock units	1,129	1,210	1,141	897
Diluted	20,423	18,361	20,134	17,954
Net income per share
Basic	$1.00	$1.03	$3.59	$1.00
Diluted	$0.95	$0.97	$3.39	$0.95

There were no securities that were excluded from the computation of diluted net income per share.

Note 6.   Inventories

Inventories, net of inventory writedowns, consist of the following for the periods indicated (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$22,574	$21,518
Work in process and sub-assemblies	30,906	24,334
Finished goods	21,072	5,965
	$74,552	$51,817

The lower of cost or market adjustment expensed for inventory for the three months ended September 30, 2017 and 2016 was $0.7 million and $0.9 million, respectively.  The lower of cost or market adjustment expensed for inventory for the nine months ended September 30, 2017 and 2016 was $1.4 million and $2.8 million, respectively.

Note 7.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2017	December 31, 2016
Land improvements	$797	$792
Building and improvements	73,729	69,368
Machinery and equipment	149,510	108,724
Furniture and fixtures	4,595	4,227
Computer equipment and software	7,768	6,836
Transportation equipment	706	236
	237,105	190,183
Less accumulated depreciation and amortization	(63,903)	(49,175)
	173,202	141,008
Construction in progress	7,178	1,989
Land	1,101	1,101
Property, plant and equipment, net	$181,481	$144,098

For the three months ended September 30, 2017 and 2016, depreciation expense of property, plant and equipment was $5.3 million and $3.6 million, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense of property, plant and equipment was $14.0 million and $9.6 million, respectively.

Included in depreciation expense was $3.4 million and $2.1 million recorded as cost of sales for the three months ended September 30, 2017 and 2016, respectively. Included in depreciation expense was $8.7 million and $6.0 million recorded as cost of sales for the nine months ended September 30, 2017 and 2016, respectively.

Note 8.   Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2017
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,425	$(2,387)	$4,038
Trademarks	14	(11)	3
Total intangible assets	$6,439	$(2,398)	$4,041

	December 31, 2016
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$5,987	$(1,997)	$3,990
Trademarks	14	(11)	3
Total intangible assets	$6,001	$(2,008)	$3,993

For the three months ended September 30, 2017 and 2016, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. For the nine months ended September 30, 2017 and 2016, amortization expense for intangible assets, included in general and administrative expenses on the income statement, were each $0.4 million.

The remaining weighted average amortization period for intangible assets is approximately 8 years.

Note 9.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2017	December 31, 2016

Revolving line of credit with a U.S. bank up to $50,000 with interest at LIBOR plus 1.5%, maturing September 28, 2020	$36,000	$—
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%	—	2,925
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%	—	9,500
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%	—	21,670
Notes payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018 and June 30, 2018	881	2,919
Notes payable to a finance company due in monthly installments with 4% interest, maturing March 31, 2019	4,128	5,812
Total	41,009	42,826
Less current portion	(3,638)	(7,865)
Non-current portion	$37,371	$34,961

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$—	$307

The current portion of long-term debt is the amount payable within one year of the balance sheet date of September 30, 2017. The one-month London Interbank Offered Rate (LIBOR) was 1.23% on September 30, 2017.

Maturities of long-term debt are as follows for the future one-year periods ending September 30, (in thousands):

2018	$3,638
2019	1,371
2020	36,000
2021	—
2022	—
2023 and thereafter	—
Total outstanding	$41,009

On June 14, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (the “Modification Agreement”) in connection with the Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of the Company’s campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015 (the “Construction Loan Agreement”). Upon signing the original Construction Loan Agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Modification Agreement had a fifteen-month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment commenced on August 26, 2016, and continue the same day of each month thereafter. The final principal and interest payment would have been due on January 26, 2022 and would have included all unpaid principal and all accrued and unpaid interest. The Company may pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bears interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate was adjusted to LIBOR Borrowing Rate plus 2.0% under the Modification Agreement.

On June 24, 2016, the Company entered into a First Amendment to the Credit Agreement with East West Bank and Comerica Bank (“First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased the Company’s revolving lines of credit from $25 million to $40 million, which would have matured on June 30, 2018, and retained a $10.0 million term loan which would have matured on June 30, 2020. The First Amendment also provided for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was adjusted by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. On September 28, 2017, the Company terminated the Credit Agreement and all outstanding balances of the loans had been repaid.

The Company also had a term loan with East West Bank of $5.0 million with monthly payments of principal and interest that matured on July 31, 2019. On February 27, 2017, the Company repaid the outstanding balance of $2.8 million and terminated the loan.

On October 5, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (the “Second Modifications”) to the Construction Loan Agreement with East West Bank. The Second Modifications amended and restated in part the Company’s Promissory Note and Construction Loan Agreement, which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, was amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance shall be converted to a sixty-four (64) month term loan, amended from a sixty-six (66) month term loan, with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment was due on October 26, 2016 and would have continued on the same day of each month thereafter. The final principal and interest payment was due on January 26, 2022 and would have included all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remained unchanged. On September 28, 2017, the Company repaid the outstanding balance of $11.2 million and terminated the loan.

On September 28, 2017, the Company entered into a Loan Agreement, a Promissory Note, an Addendum to the Promissory Note, a BB&T Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement

(together the “Credit Facility”) with Branch Banking and Trust Company (“BB&T”). The Credit Facility provides the Company with a three year, $50 million, revolving line of credit. Borrowings under the Credit Facility will be used for general corporate purposes. The Company will make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid.The Company’s obligations under the Credit Facility will be secured by the Company’s accounts receivable, inventory, intellectual property, all business assets with the exception of real estate and equipment. Borrowings under the Credit Facility will bear interest at a rate equal to the one-month LIBOR plus 1.50%. The Credit Facility requires the Company to maintain certain financial covenants and also contains representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of September 30, 2017, the Company was in compliance with all covenants under the Credit Facility. As of September 30, 2017, $36.0 million was outstanding under the Credit Facility.

On May 27, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, approximately $6 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, approximately $0.1 million, to 3,322,413 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, approximately $2 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27 , 2018. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement.  As of September 30, 2017, $0.9 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three-year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of September 30, 2017, $4.1 million was outstanding under this Finance Lease Agreement.

The Company’s Chinese subsidiary had credit facilities with China Construction Bank totaling $13.2 million, which could be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. The Company pledged the land use rights and buildings of its Chinese subsidiary as collateral for the credit facility. The Company’s Chinese subsidiary used $10.0 million of its credit facility to issue standby letters of credit as collateral for the Company’s Taiwan branch line of credit with China Construction Bank. On March 29, 2017, the Company repaid the outstanding balance and terminated the loan.

As of September 30, 2017 and December 31, 2016, the Company had $14.0 million and $75.8 million of unused borrowing capacity, respectively.

As of September 30, 2017, there was no restricted cash, investments or security deposit associated with the loan facilities.  As of December 31, 2016, there was $1.7 million of restricted cash, investments or security deposit associated with the loan facilities.

Note 10.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll	$9,483	$9,231
Accrued rent	1,124	959
Accrued employee benefits	2,120	1,572
Accrued state and local taxes	709	607
Advance payments	312	252
Accrued product warranty	1,004	705
Accrued commission expenses	327	205
Accrued professional fees	765	163
Accrued capital expenditures	95	—
Accrued other	862	758
	$16,801	$14,452

Note 11.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Foreign exchange transaction loss	(442)	(69)	(1,141)	(614)
Government subsidy income	41	125	116	145
Other non-operating gain	58	14	178	26
Loss on disposal of assets	(11)	(4)	(51)	(89)
	$(354)	$66	$(898)	$(532)

Note 12.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

The Company issued stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. Stock option awards generally vest over a four year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value on the date of the grant. Nonqualified and Incentive Stock Options, RSAs and RSUs may be granted from these plans. Prior to the Company’s initial public offering in September 2013, the fair market value of the Company’s stock had been historically determined by the board of directors and from time to time with the assistance of third party valuation specialists.

Stock Options

Options have been granted to the Company’s employees under the five incentive plans and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and 12.5% on a semi-annual basis thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
Outstanding, January 1, 2017	1,130	$9.40		$4.90		$15,872
Exercised	(357)	8.35	$61.81	4.41		19,056
Forfeited	(110)	9.10		4.89		6,125
Outstanding, September 30, 2017	663	$10.01		$5.17	5.89	$36,266
Exercisable, September 30, 2017	652	$9.94			5.89	$35,698
Vested and expected to vest	663	$10.01			5.89	$36,266

As of September 30, 2017, there was approximately $0.1 million of unrecognized stock option expense, which is expected to be recognized over 0.3 years.

Restricted Stock Units/Awards

RSUs or RSAs have been granted to the Company’s employees under the 2013 Plan and generally vest over a period of four years with 25% of the shares vesting over each of the one-year periods.

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
Outstanding at January 1, 2017	517		$14.79	$12,128
Granted	507		38.85	19,676
Released	(232)	$66.03	19.97	15,294
Cancelled/Forfeited	(27)		22.27	1,787
Outstanding, September 30, 2017	765		$28.89	$49,444
Exercisable, September 30, 2017	2			$120
Vested and expected to vest	765			$49,444

As of September 30, 2017, there was $20.6 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 3 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Share-based compensation - by expense type
Cost of goods sold	$124	$53	$336	$140
Research and development	400	165	1,106	437
Sales and marketing	118	97	367	264
General and administrative	1,439	732	4,040	1,989
Total share-based compensation expense	$2,081	$1,047	$5,849	$2,830

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Share-based compensation - by award type
Employee stock options	$263	$374	$810	$1,111
Restricted stock units	1,818	673	5,039	1,719
Total share-based compensation expense	$2,081	$1,047	$5,849	$2,830

Note 13.  Stockholders’ Equity

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

Note 14.  Geographic Information

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
United States	$4,887	$7,277	$13,519	$15,314
Taiwan	19,405	44,723	183,906	126,991
China	64,587	18,137	105,049	33,508
	$88,879	$70,137	$302,474	$175,813

	As of the period ended
	September 30,	December 31,
	2017	2016
Long-lived assets:
United States	$71,023	$66,028
Taiwan	62,697	48,728
China	52,598	34,113
	$186,318	$148,869

Note 15.  Contingencies

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

Note 16.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

On October 5, 2017, the Company’s Taiwan branch entered into an Early Termination Agreement (the “Termination Agreement”) with Chailease Finance Co., Ltd. (“Chailease”), pursuant to which the Finance Lease Agreement executed on March 31, 2016 (the “Original Agreement”) was terminated effective on October 6, 2017. Under the terms of the Termination Agreement, the Company agreed to pay Chailease 124,788,007 New Taiwan Dollars, or approximately $4.1 million, which includes all costs and expenses associated with the early termination, and Chailease agreed to transfer title to the Company of all property contemplated under the Original Agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as  "believe," "may," "estimate," "continue," "anticipate," "intend," "should," "could," "would," "target," "seek," "aim," "believe," "predicts," "think," "objectives," "optimistic," "new," "goal," "strategy," "potential," "is likely," "will," "expect," "plan," "project," "permit,"  or by other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. We have an additional research and development center in Lawrenceville, Georgia.  In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD processes), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our U.S. facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, FTTH, telecom, and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures and each such facility is certified to ISO 9001:2008. Our facilities in Ningbo, China, Taipei, Taiwan, and Sugar Land, TX are all certified to ISO 14001:2004.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands):

	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2017		2016		2017		2016
Revenue, net	$88,879	100.0%	$70,137	100.0%	$302,474	100.0%	$175,813	100.0%
Cost of goods sold	49,507	55.7%	46,976	67.0%	168,348	55.7%	121,097	68.9%
Gross profit	39,372	44.3%	23,161	33.0%	134,126	44.3%	54,716	31.1%
Operating expenses
Research and development	9,190	10.3%	8,362	11.9%	24,695	8.2%	24,572	14.0%
Sales and marketing	2,551	2.9%	1,594	2.3%	6,612	2.2%	4,884	2.8%
General and administrative	9,580	10.8%	6,445	9.2%	26,188	8.7%	18,084	10.3%
Total operating expenses	21,321	24.0%	16,401	23.4%	57,495	19.0%	47,540	27.0%
Income from operations	18,051	20.3%	6,760	9.6%	76,631	25.3%	7,176	4.1%
Other income (expense)
Interest income	61	0.1%	40	0.1%	166	0.1%	206	0.1%
Interest expense	(248)	(0.3)%	(462)	(0.7)%	(792)	(0.3)%	(1,313)	(0.7)%
Other income (expense), net	(354)	(0.4)%	66	0.1%	(898)	(0.3)%	(532)	(0.3)%
Total other income (expense)	(541)	(0.6)%	(356)	(0.5)%	(1,524)	(0.5)%	(1,639)	(0.9)%
Income before income taxes	17,510	19.7%	6,404	9.1%	75,107	24.8%	5,537	3.1%
Income tax (expense) benefit	1,865	2.1%	11,332	16.2%	(6,872)	(2.3)%	11,472	6.5%
Net income	$19,375	21.8%	$17,736	25.3%	$68,235	22.6%	$17,009	9.7%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, FTTH and telecom markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
CATV	21.3%	18.4%	15.4%	17.1%
Data Center	74.1%	75.5%	80.9%	75.8%
FTTH	0.2%	0.7%	0.1%	0.8%
Telecom	3.9%	4.9%	3.2%	5.7%
Other	0.5%	0.5%	0.4%	0.6%
	100.0%	100.0%	100.0%	100.0%

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
CATV	$18,932	$12,891	$6,041	46.9%	$46,430	$30,143	$16,287	54.0%
Data Center	65,819	52,949	12,870	24.3%	244,711	133,209	111,502	83.7%
FTTH	182	476	(294)	(61.8)%	405	1,333	(928)	(69.6)%
Telecom	3,474	3,441	33	1.0%	9,722	10,082	(360)	(3.6)%
Other	472	380	92	24.2%	1,206	1,046	160	15.3%
Total Revenue	$88,879	$70,137	$18,742	26.7%	$302,474	$175,813	$126,661	72.0%

Growth in the three and nine months ended September 30, 2017 was driven primarily by increasing revenue from our internet data center customers, with significant growth also coming from our CATV customers.

During the three months ended September 30, 2017, revenues in the internet data center market were driven primarily by increasing demand for our 100 Gbps transceivers, partially offset by a decline in our 40 Gpbs transceiver sales, as our customers continued to upgrade their technology infrastructure. In the nine months ended September 30, 2017, revenues in the internet datacenter market were driven primarily by increasing demand for our 40 Gpbs and 100 Gpbs transceivers as our customers upgraded their technology infrastructure.  The decrease in revenue in our FTTH market is due to a decline in demand for certain older legacy products. Demand for these legacy products is expected to continue to fluctuate. The increase in revenues in the CATV market for the three and nine months ended September 30, 2017 was a result of increased demand from customers who are supplying equipment for CATV network upgrades which began during the year. Revenue in our telecom market remained relatively unchanged for the three month period ended September 30, 2017 and decreased modestly for the nine month period ended September 30, 2017, compared to the prior year. The decrease was primarily attributable to reduced orders for some of our telecom customers, particularly in China.

For the three months ended September 30, 2017 and 2016, our top ten customers represented 91.6% and 95.5%, respectively.  For the nine months ended September 30, 2017 and 2016, our top ten customers represented 94.8% and 95.2%, respectively.

Cost of goods sold and gross margin

	Three months ended September 30,
	2017		2016		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$49,507	55.7%	$46,976	67.0%	$2,531	5.4%
Gross margin	39,372	44.3%	23,161	33.0%

	Nine months ended September 30,
	2017		2016		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$168,348	55.7%	$121,097	68.9%	$47,251	39.0%
Gross margin	134,126	44.3%	54,716	31.1%

Cost of goods sold increased by $2.5 million, or 5.4%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to the increase in sales over the prior year. Cost of goods sold increased by $47.3 million, or 39.0%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the increase in sales over the prior year.  The increase in gross margin for the three and nine months ended September 30, 2017 compared to the same periods ended September 30, 2016 was primarily the result of lower production costs associated with certain 40 Gbps and 100 Gbps products.  Production costs were reduced due mainly to improved product yields, related to process improvements and automation, as well as raw material cost reduction.

Operating expenses

	Three months ended September 30,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$9,190	10.3%	$8,362	11.9%	$828	9.9%
Sales and marketing	2,551	2.9%	1,594	2.3%	957	60.0%
General and administrative	9,580	10.8%	6,445	9.2%	3,135	48.6%
Total operating expenses	$21,321	24.0%	$16,401	23.4%	$4,920	30.0%

	Nine months ended September 30,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$24,695	8.2%	$24,572	14.0%	$123	0.5%
Sales and marketing	6,612	2.2%	4,884	2.8%	1,728	35.4%
General and administrative	26,188	8.7%	18,084	10.3%	8,104	44.8%
Total operating expenses	$57,495	19.0%	$47,540	27.0%	$9,955	20.9%

Research and development expense

Research and development expense increased by $0.8 million, or 9.9%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Research and development expense increased by $0.1 million, or 0.5%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 40 Gbps, 100 Gbps, and 200/400 Gbps data center products, DOCSIS 3.1-capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments.  Research and development costs increased for the three and nine months ended September 30,

2017 as compared to the three and nine months ended September 30, 2016 due mainly to an increase in personnel-related costs and increased overhead costs associated with our new building in Sugar Land, offset by a decrease in materials and supplies used in R&D activities and a decrease in costs from R&D work orders.

Sales and marketing expense

Sales and marketing expense increased by $1.0 million, or 60.0%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Sales and marketing expense increased by $1.7 million, or 35.4%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These increases were due to an increase in personnel costs, including sales commissions, an increase in customs taxes and duties, partially offset by decreased commissions payable to third parties.

General and administrative expense

General and administrative expense increased by $3.1 million, or 48.6%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. General and administrative expense increased by $8.1 million, or 44.8%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were primarily due to an increase in personnel-related costs, share-based compensation expenses, overhead costs due to our new building in Sugar Land, and additional professional service fees.

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

Other income (expense), net

	Three months ended September 30,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$61	0.1%	$40	0.1%	$21	52.5%
Interest expense	(248)	(0.3)%	(462)	(0.7)%	214	(46.3)%
Other income (expense), net	(354)	(0.4)%	66	0.1%	(420)	(636.4)%
Total other expense, net	$(541)	(0.6)%	$(356)	(0.5)%	$(185)	52.0%

	Nine months ended September 30,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$166	0.1%	$206	0.1%	$(40)	(19.4)%
Interest expense	(792)	(0.3)%	(1,313)	(0.7)%	521	(39.7)%
Other income (expense), net	(898)	(0.3)%	(532)	(0.3)%	(366)	68.8%
Total other expense, net	$(1,524)	(0.5)%	$(1,639)	(0.9)%	$115	(7.0)%

Interest income increased 52.5% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due to larger cash balances. Interest income decreased 19.4% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, due to lower investment balances during the period.

Interest expense decreased 46.3% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Interest expense decreased 39.7% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These decreases were due to repayment of debt that had been previously borrowed to fund expansion projects.

Other income (expense) for the three months ended September 30, 2017 was expense of $0.4 million, an $0.4 million unfavorable increase as compared to the three months ended September 30, 2016. Other income (expense) for the nine months ended September 30, 2017 was expense of $0.9 million, an unfavorable increase as compared to the nine months ended September 30, 2016. These increases were due to the increase of foreign exchange losses resulting from the unfavorable fluctuation of certain Asian currencies against the U.S. dollar. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We received $0.1 million of government subsidies during the three and nine months ended September 30, 2017, as compared to the same amounts for the three and nine months ended September 30, 2016, respectively.

Benefit (provision) for income taxes

	Three months ended September 30,
	2017	2016	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$1,865	$11,332	(9,467)	(83.5)%

	Nine months ended September 30,
	2017	2016	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(6,872)	$11,472	(18,344)	159.9%

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

Our effective tax rate for the three months ended September 30, 2017 and 2016 was (10.65%) and (176.97%), respectively.  For the three months ended September 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions and excess tax benefits due to employee share-based compensation.  We recognized a tax benefit of $5.8 million for excess tax benefits due to employee share-based compensation in accordance with ASU 2016-09.  Additionally, we recognized a tax benefit of $0.1 million related to the release of our valuation allowance on deferred tax assets in China.  For the three months ended September 30, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions and as a result of the release of our valuation allowances recorded on the deferred tax assets in the US and Taiwan.

Our effective tax rate for the nine months ended September 30, 2017 and 2016 was 9.15% and (207.21%), respectively.  For the nine months ending September 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions and excess tax benefits due to employee share-based compensation.  We recognized a tax benefit of $9.4 million for excess tax benefits due to employee share-based compensation in accordance with ASU 2016-09.  Additionally, we recognized a tax benefit of $0.4 million related to the release of our valuation allowance on deferred tax assets in China.  For the nine months ended September 30, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions and as a result of the release of our valuation allowances recorded on the deferred tax assets in the US and Taiwan.

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

We recorded a valuation allowance against our deferred tax assets in China as of March 31, 2017 and December 31, 2016.  During the three months ending June 30, 2017, we removed the valuation allowance that had been recorded against our China deferred tax assets.  Release of the valuation allowance resulted in the recognition of $0.4 million of deferred tax assets and a decrease to income tax expense for the same amount.

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

Liquidity and Capital Resources

From inception until our initial public offering in September 2013, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. As of September 30, 2017, we had $14.0 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2017, our cash, cash equivalents, restricted cash and short-term investments totaled $72.0 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$57,498	$28,368
Net cash used in investing activities	(49,118)	(31,906)
Net cash provided by financing activities	11,874	26,168
Effect of exchange rates on cash and cash equivalents	(208)	4,769
Net increase in cash	$20,046	$27,399

Operating activities

For the nine months ended September 30, 2017, net cash provided by operating activities was $57.5 million. Net cash provided by operating activities consisted of our net income of $68.3 million, after the exclusion of non-cash items of $18.8 million as well as an increase in accounts payable to our vendors of $14.6 million and an increase in accrued liabilities of $1.9 million and accrued income taxes of $4.4 million. These cash increases were offset by an increase in accounts receivable from our customers of $23.2 million, an increase in inventories of $21.1 million and an increase in prepaid assets of $6.1 million.

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

Investing activities

For the nine months ended September 30, 2017, net cash used in investing activities was $49.1 million mainly for the purchase of additional machinery and equipment.

For the nine months ended September 30, 2016, net cash used in investing activities was $31.9 million mainly for the purchase of additional machinery and equipment and investment in construction of our U.S. plant of $40.3 million, offset by the maturity of short term investments of $7.7 million.

 Financing activities

For the nine months ended September 30, 2017, our financing activities provided $11.9 million in cash. We received $21.6 million in net proceeds from the sale of our common stock pursuant to an at-the market offering.  This increase in cash was offset by the repayment of net borrowings of $2.6 million and $8.5 million of withholding taxes paid on behalf of employees related to share-based compensation.

For the nine months ended September 30, 2016, our financing activities provided $26.2 million in cash. We received $28.9 million in net long-term borrowings associated with our bank loans, offset by $4.0 million of principal payment. In addition, we received net $1.3 million cash from our line of credit facility and $0.3 million of net cash receipt from acceptances payable.

 Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit with Branch, Banking and Trust Company (“BB&T”) in the U.S. and lines of credit and financing agreements for our Taiwan branch. As of September 30, 2017, we had $14.0 million of unused borrowing capacity.

On June 14, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (the “Modification Agreement”) in connection with our Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015 (the “Construction Loan Agreement”). Upon signing the original Construction Loan Agreement, we deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Modification Agreement had a fifteen-month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance shall be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment commenced on August 26, 2016, and continue the same day of each month thereafter. The final principal and interest payment would have been due on January 26, 2022 and would have included all unpaid principal and all accrued and unpaid interest. We may pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bears interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate was adjusted to LIBOR Borrowing Rate plus 2.0% under the Modification Agreement.

On June 24, 2016, we entered into a First Amendment to the Credit Agreement with East West Bank and Comerica Bank (the “First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased our revolving lines of credit from $25 million to $40 million, which would have matured on June 30, 2018, and retained a $10.0 million term loan which would have matured on June 30, 2020. The First Amendment also provided for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was adjusted by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. On September 28, 2017, the Company terminated the credit agreement and all outstanding balances of the loans had been repaid.

We also had a term loan with East West Bank of $5.0 million with monthly payments of principal and interest that would have matured on July 31, 2019. On February 27, 2017, we repaid the outstanding balance of $2.8 million and terminated the loan.

On October 5, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (the “Second Modifications”) to the Construction Loan Agreement with East West Bank. The Second Modifications amended and restated in part our Promissory Note and Construction Loan Agreement, which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, was amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance shall be converted to a sixty-four (64) month term loan, amended from a sixty-six (66) month term loan, with principal and interest payments due monthly amortized over three hundred (300) months. The first principal and interest payment was due on October 26, 2016 and would have continued on the same day of each month thereafter. The final principal and interest payment would have been due on January 26, 2022 and would have included all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remained unchanged. On September 28, 2017, we repaid the outstanding balance of $11.2 million and terminated the loan.

On September 28, 2017, we entered into a Loan Agreement, a Promissory Note, an Addendum to the Promissory Note, a BB&T Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement (together the “Credit Facility”) with BB&T. The Credit Facility provides us with a three year, $50 million, revolving line of credit. Borrowings under the Credit Facility will be used for general corporate purposes. We will make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. Our obligations under the Credit Facility will be secured by our accounts receivable, inventory, intellectual property, all business assets with the exception of real estate and equipment. Borrowings under the Credit Facility will bear interest at a rate equal to the one-month LIBOR plus 1.50%. The Credit Facility requires us to maintain certain financial covenants and also contains representations and warranties, and events of default applicable to us that are customary for agreements of this type. As of September 30, 2017, we were in compliance with all covenants under the Credit Facility. As of September 30, 2017, $36.0 million was outstanding under the Credit Facility.

On May 27, 2015, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, approximately $6 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, approximately $0.1 million, to 3,322,413 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, approximately $2 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27, 2018. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of September 30, 2017, $0.9 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement has a three-year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 4.0%. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of September 30, 2017, $4.1 million was outstanding under this Finance Lease Agreement.

Our Chinese subsidiary had credit facilities with China Construction Bank totaling $13.2 million, which could be drawn in U.S. currency, RMB currency, issuing bank acceptance notes to vendors with different interest rates or issuing standby letters of credit. We pledged the land use rights and buildings of our Chinese subsidiary as collateral for the credit facility. Our Chinese subsidiary used $10.0 million of its credit facility to issue standby letters of credit as collateral for our Taiwan branch line of credit with China Construction Bank. On March 29, 2017, we repaid the outstanding balance and terminated the loan.

As of September 30, 2017, there were no security deposits associated with the loan facilities.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2017:

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Notes payable and long-term debt(1)	$41,154	$3,767	$37,387	$—	$—
Operating leases(2)	12,317	1,098	2,008	2,029	7,182
Total commitments	$53,471	$4,865	$39,395	$2,029	$7,182

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

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2017, we did not, and we do not currently, have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2016 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition; allowance for doubtful accounts;

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.07 billion will, in general, qualify as an “emerging growth company” until the earliest of:

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

Under this definition, we are an “emerging growth company.”  On June 30, 2017, the last day of our second fiscal quarter, the value of common equity securities held by non-affiliates exceeded $700 million.  As such, we will no longer be an “emerging growth company” on December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

We generate much of our revenue from a limited number of customers. In 2016, 2015 and 2014 and the three and nine months ended September 30, 2017, our top ten customers represented 95.5%, 88.7%, 87.2%, 91.6% and 94.8% of our revenue, respectively. In 2016, Amazon represented 54.6% of our revenue and Microsoft represented 18.3% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Our quarterly revenue and operating results have varied in the past and will likely continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

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

The continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel is essential to our success. For example, our ability to achieve new design wins depends upon the experience and expertise of our engineers. Any of our key employees, including our Chief Executive Officer, Chief Financial Officer, Senior Vice President of Network Equipment Module Business Unit and North America General Manager, Senior Vice President of Optical Module Division and Asia General Manager, may resign at any time. We do not have key person life insurance policies covering any of our employees. To implement our business plan, we also intend to hire additional employees, particularly in the areas of engineering, manufacturing and sales. Our ability to continue to attract and retain highly skilled employees is a critical factor in our success. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to satisfy our current or future needs. Our ability to develop, manufacture and sell our products, and thus our financial condition and results of operations, would be adversely affected if we are unable to retain existing personnel or hire additional qualified personnel.

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

We have lending arrangements with several financial institutions, including loan agreements with BB&T Bank in the U.S., and our Taiwan location has several lines of credit arrangements. Our loan agreements governing our long-term debt obligations in the U.S. contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with BB&T  are secured by substantially all of our U.S. assets, other than real estate and equipment. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

In addition, since we will no longer qualify as an “emerging growth company” under the JOBS Act as of December 31, 2017, we will have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as required by Section 404(b) of the Sarbanes-Oxley Act. During the course of any evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

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

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. Specifically, the Bureau of Industry and Security of the U.S. Department of Commerce is responsible for regulating the export of most commercial items that are so called dual-use goods that may have both commercial and military applications. A limited number of our products are exported by license under the Export Control Classification Number, or ECCN, of 5A991. Export Control Classification requirements are dependent upon an item’s technical characteristics, the destination, the end-use, the end-user, and other activities of the end-user. Should the regulations applicable to our products change, or the restrictions applicable to countries to which we ship our products change, then the export of our products to such countries could be restricted. As a result, our ability to export or sell our products to certain countries could be restricted, which could adversely affect our business, financial condition and results of operations. Changes in our products or any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in delayed or decreased sales of our products to existing or potential customers. In such event, our business and results of operations could be adversely affected.

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

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our China subsidiary enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including FIEs, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our China subsidiary may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for state-encouraged new high technology enterprises. The preferential rate has applied to calendar years 2012 through 2016. If we fail to continue to qualify for this preferential rate in the future, we may incur higher tax rates on our income in China. In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We applied for an additional three years of preferential status with the

Chinese government in 2014 and received approval as a high-technology enterprise through September 2017. We have applied to extend this preferential tax treatment beyond September 2017, however this application is still under consideration by China’s tax authorities.  Based on our prior experience, we believe that this preferential tax rate will be approved, but this is not certain at this time.  Any future increase in the enterprise income tax rate applicable to us or the expiration or other limitation of preferential tax rates available to us could increase our tax liabilities and reduce our net income.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may become the target of this type of litigation in the future. For example, on August 3, 2017 we provided guidance for the third quarter of 2017, and on August 4, 2017 the market price of our stock decreased significantly. We subsequently learned of potential class action litigation based on volatility in the market price for our stock. See “Item 1. Legal Proceedings.” Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. For example, we have created board committees and adopted internal controls and disclosure controls and procedures. In addition, we will have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs. Commencing December 31, 2017, we will be a "large accelerated filer" and, accordingly, will no longer qualify as an emerging growth company and will no longer be able to rely on certain exemptions that were available to us as an emerging growth company. Legal, accounting, administrative and other costs and expenses may increase in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory compliance.

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

10.2*

Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).

10.3*

Addendum to the Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).

10.4*

BB&T Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).

10.5*

Trademark Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).

10.6*

Patent Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: November 8, 2017	By:	/s/ Stefan J. Murry
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)