Form 10-K
period 2017-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2018-02-28
CIK 1158114

e  Mp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the Registrant was $1,121,657,372 based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 30, 2017 of $61.79 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2018, the Registrant had 19,500,728 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2017.

Applied Optoelectronics, Inc.

PART I

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management, including statements appearing under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,” “strategy,” “future,” “likely,” or “would” or by other similar expressions that convey uncertainty of future events or outcomes.  These forward-looking statements involve risks and uncertainties, as well as assumptions and current expectations, which could cause the company’s actual results to differ materially from those anticipated in such forward-looking statements. These risks and uncertainties include but are not limited to: reduction in the size or quantity of customer orders; change in demand for the company’s products due to industry conditions; changes in manufacturing operations; volatility in manufacturing costs; delays in shipments of products; disruptions in the supply chain; change in the rate of design wins or the rate of customer acceptance of new products; the company’s reliance on a small number of customers for a substantial portion of its revenues; pricing pressure; a decline in demand for our customers’ products or their rate of deployment of their products; general conditions in the internet data center, cable television or CATV, telecommunications or telecom and fiber-to-the-home or FTTH, changes in the world economy (particularly in the United States and China); the negative effects of seasonality; impact of the Tax Cuts and Jobs Act of 2017, including impact on deferred tax assets and the one-time transition tax on unremitted foreign earnings; realization of deferred tax assets; and other risks and uncertainties described more fully under “Risk Factors” in this Annual Report on Form 10-K and those discussed in the company’s other documents filed with or furnished to the Securities and Exchange Commission. You should not rely on forward-looking statements as predictions of future events. All forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date hereof, and qualified in their entirety by this cautionary statement. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in the company’s expectations.

Item 1. Business

BUSINESS

Overview

Applied Optoelectronics, Inc. (the “Company”) is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, or CATV, telecommunications, or telecom, fiber-to-the-home, or FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

The CATV market is our most established market, for which we supply a broad array of products, including lasers, transmitters and transceivers, and turn-key equipment. Sales of headend, node and distribution equipment have contributed significantly to our revenue in recent years as a result of our ability to meet the needs of CATV equipment vendors who have continued to outsource both the design and manufacturing of this equipment. While equipment vendors have relied upon third parties to assemble portions of their products, within the past eight years certain of our customers have accelerated the outsourcing of the design and manufacturing of both headend equipment and node equipment to third parties. The shift is due in part to the sophisticated engineering expertise needed to perform this work. We believe that our extensive high-speed optical, mixed-signal semiconductor and mechanical engineering capabilities position us well to benefit from these industry dynamics.

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

In 2017, our revenue was $382.3 million and our gross margin was 43.5%. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 35.4% between 2009 and 2017. In the years ended December 31, 2017, 2016 and 2015, we had net income of $74.0 million, $31.2 million and $10.8 million, respectively. At December 31, 2017, our retained earnings was $38.1 million. At December 31, 2016, we had an accumulated deficit of $37.0 million. In 2017, we earned 80.2% of our total revenue from the internet data center market, and 15.9% of our total revenue from the CATV market. In 2017, our key customers in the data center market included Amazon.com (Amazon), Facebook, Inc. (Facebook) and Microsoft Corp (Microsoft). In 2017, 2016, and 2015, Amazon accounted for 35.4%, 54.6%, and 52.5% of our revenue, Facebook accounted for 28.6%, 3.6% and 0.0% of our revenue and Microsoft accounted for 13.8%, 18.3%, and 11.6% of our revenue, respectively. In 2017, our key customers in the CATV market included Cisco Systems, Inc. (Cisco); a large CATV equipment company in China; and Arris Group, Inc. (Arris). In 2017, 2016 and 2015, Cisco accounted for 4.8%, 5.4%, and 10.4%, of our revenue, respectively; our large China-based customer accounted for 3.4%, 1.2%, and 1.0% of our revenue, respectively; and Arris accounted for 3.2%, 5.8% and 4.5%, of our revenue, respectively.

Industry Background

During 2017, our four target markets, internet data center, CATV, telecom and FTTH, experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

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

While equipment vendors have historically relied upon third parties to assemble portions of their products, within the past eight years, certain of our customers have accelerated the outsourcing of both the design and manufacturing of both headend equipment and node equipment to third parties. The shift is due in part to the sophisticated engineering expertise needed to perform this work, along with the proliferation of new equipment designs needed to support DOCSIS 3.1.

•

Trends in the Telecom Market. The telecom market is composed of customers who deploy wireline optical networks, other than Passive Optical Networks, or PONs, for telecommunications access networks, including for backhaul of cellular telephone signals. As demand for mobile internet connectivity has increased in recent years, reliable and high-speed optical networks have become increasingly important. In particular, the use of wavelength division multiplexing (WDM) to expand the capacity of mobile networks has led to increased demand for WDM components (including lasers and transceivers) by telecom equipment manufacturers. In coming years, we believe that the deployment of advanced 5G networks will result in increased demand for optical components, especially those used in connecting between antennas and base stations, as well as for backhaul as mentioned above.

•

Trends in the FTTH Market. The FTTH market generally refers to the PONs that telecommunications service providers deploy. The most commonly deployed PON technology is Gigabit PON, or GPON, which delivers up to 2.5 Gbps of data, but due to the splitting of the bandwidth among multiple users, the actual bandwidth delivered to an individual subscriber is far less than 2.5 Gbps. One approach that does support true 1 Gbps service to the home is wavelength division multiplexing PON, or WDM-PON, a technology that enables the transmission of multiple wavelengths of data over a single fiber-optic strand.

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

Our Strategy

We seek to be the leading global provider of optical components, modules and equipment for each of our four target markets, internet data centers, CATV, telecom and FTTH. Our strategy includes the following key elements:

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

•

Develop new products for the Telecom market. Our addressable telecom market has often been limited by our relatively small portfolio of products for this market. In many cases, our telecom product offerings are identical or nearly identical to products that we sell in other markets (for example CATV or internet data center). As we continue to develop new technological capabilities, we intend to develop products specifically for telecom markets.

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

Similarly, in FTTH and telecom networks, installing new fiber-optic cable is expensive and difficult, and in some situations prohibitively so for a network service provider. As a consequence, network operators seek to maximize the utilization of their installed fiber plant. In long-haul and metropolitan networks, the number of service providers who deployed WDM technology as fiber utilization rose. Fiber utilization in access networks is rising, but the use of WDM technology in the access segment has been problematic due to the relatively high cost and power consumption of the requisite optical devices. We have developed proprietary miniaturized optical packaging, electronic control circuitry and testing algorithms to create a hybrid WDM-PON solution that addresses these historical impediments that we believe will make WDM-PON a cost-effective alternative for deployment.

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

At the next level of integration, our module or sub-assembly products typically contain one or more of our optical components and some additional control circuitry. Examples of modules include our transceiver line primarily used in internet data center markets, telecom markets, and FTTH markets.

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

Patents

As of December 31, 2017, we owned a total of 109 U.S. issued patents and 132 patents issued in China and Taiwan, plus a number of pending U.S. and foreign/international patent applications. Our issued U.S. and foreign patents will expire between 2018 and 2036. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2018, and we continue to obtain new patents through our ongoing research and development.

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

Research and Development

To maintain our growth and competitiveness, we engage in an active research and development program to develop new products and enhance existing products. As a result of these efforts, we anticipate releasing various new or enhanced products over the next several years. Our research and development expenses were approximately $35.4 million, $31.8 million, and $20.9 million for the years 2017, 2016 and 2015, respectively.

As of December 31, 2017, we had a total of 300 employees working in the R&D department, including 16 with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Manufacturing and Operations

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations, and we have an additional research and development facility in Duluth, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD process), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, telecom, FTTH and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2008.

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

Customers

Our customers are primarily internet data center operators, CATV and telecommunications equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2017, 2016 and 2015, we obtained 97.0%, 96.0% and 95.7% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In 2017, the three customers who contributed most to our data center revenue were Amazon, Facebook and Microsoft. Our CATV products were used by three large CATV original equipment manufacturers, or OEMs, consisting of Cisco; a large CATV equipment company in China; and Arris (which acquired the Motorola Home Business in 2013 and Pace Plc in 2016). In 2017, revenue from the internet data center market, CATV market, the telecom market, FTTH market and other markets provided 80.2%, 15.9%, 3.4%, 0.1% and 0.4% of our revenue, respectively, compared to 77.2%, 16.7%, 5.0%, 0.6% and 0.5%, respectively, in 2016.

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

Financial Information by Geographic Region

For information regarding our revenue and long-lived assets by geographic region, see Note O to the Consolidated Financial Statements. For risks relating to our operations see “Item 1A. Risk Factors” and particularly the risks under the caption “Risks related to our operations in China.”

Additional Financial Information

For certain financial information regarding our business, see “Item 6. Selected Financial Data.”

Competition

The optical networking market is intensely competitive. Because of the broad nature of our product offerings, we do not believe that we face a single major competitor across all of our markets. We do, however, experience intense competition in each product area from a number of manufacturers and we anticipate that competition will increase. Our major competitors in one or more of our markets include EMCORE Corporation, Finisar Corporation, InnoLight Technology (Suzhou) Ltd., Foxconn Interconnect Technology Ltd., Lumentum Holding, Inc., Mitsubishi, Molex, LLC, Oclaro, Inc., Source Photonics, Inc. and Sumitomo Electric Industries, Ltd.

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

Employees

As of December 31, 2017, we employed 3,054 full-time employees, of which 35 held Ph.D. degrees in a science or engineering field. Of our employees, 373 are located in the U.S., 1,373 are located in Taiwan and 1,308 are located in China. None of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage as a result of an employment related strike or any employee related dispute and believe that we have satisfactory relations with our employees.

Environmental Matters

Our research and development and manufacturing operations and our products are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations, including those governing discharges of pollutants to air and water, the use, storage, handling and disposal of hazardous materials, employee health and safety, and the hazardous material content in our products. Our environmental management systems in our facilities in Sugar Land, Texas, Ningbo, China and Taipei, Taiwan are all certified to meet the requirements of ISO14001:2004. However, there can be no assurance that violations of applicable laws at any of our facilities will not occur in the future as a result of human error, accident, equipment failure or other causes. We use, store and dispose of hazardous materials in our manufacturing operations and hazardous materials are present in our products. We incur costs to comply with environmental, health and safety requirements, and any failure to comply, or the identification of contamination for which we are found liable, could cause us to incur substantial costs, including cleanup costs, monetary fines, or civil or criminal penalties, and subject us to property damage and personal injury claims, and result in the suspension of production, alteration of our manufacturing processes, redesign of our products, or curtailment of sales and adverse publicity. Liability under environmental, health and safety laws can be joint and several and without regard to fault or negligence. For example, pursuant to environmental laws and regulations, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, we may be liable for the full amount of any remediation-related costs at properties we currently own or formerly owned, such as our currently owned Sugar Land, Texas facility, or at properties at which we previously operated, as well as at properties we will own or operate in the future, and properties to which we have sent hazardous substances, whether or not we caused the contamination.

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

We generate much of our revenue from a limited number of customers. In 2017, 2016 and 2015, our top ten customers represented 94.9%, 95.5% and 88.7% of our revenue, respectively. In 2017, Amazon represented 35.4% of our revenue, Facebook represented 28.6% of our revenue and Microsoft represented 13.8% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Our revenues, growth rates and operating results are likely to fluctuate significantly as a result of factors that are outside our control, which could adversely impact our operating results.

Our revenues, growth rates and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. We may not achieve similar revenues, growth rates or operating results in future periods. Our revenues, growth rates and operating results for any prior quarterly or annual period should not be relied upon as any indication of our future revenues, growth rates or operating results. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. For example, we expect revenues for the three months ended March 31, 2018 to decrease by a range of 26 percent to 30 percent as compared to the three months ended March 31, 2017 due primarily to lower sales of 40G data center transceivers, which includes a reduction in average selling prices for certain products, which includes a reduction in average selling prices for certain products, as a result of price negotiations with our customers. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for existing and new markets, including automotive and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which anticipated material orders fail to occur, or are delayed or deferred, could be significantly harmed.

We are subject to the cyclical nature of the markets in which we compete and any future downturn will likely reduce demand for our products and revenue.

In each of our target markets, including the CATV market, our sales depend on the aggregate capital expenditures of service providers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Our historical results of operations have been subject to these cyclical fluctuations, and we may experience substantial period-to-period fluctuations in our future results of operations. Any future downturn in any of the markets in which we compete could significantly reduce the demand for our products and therefore may result in a significant reduction in our revenue. Our revenue and results of operations may be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in any of the markets utilizing our products. We may not be able to accurately predict these cyclical fluctuations and the impact that these fluctuations may have on our revenue and operating results.

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

Historically, we have generated much of our revenue from the CATV market. In 2017, 2016 and 2015, the CATV market represented 15.9%, 16.7% and 28.3% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecommunications, wireless or satellite, will gain the most widespread acceptance. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition and results of operations will be adversely affected. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecommunication service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

We have limited operating history in the telecom and FTTH markets, and our business could be harmed if these markets do not develop as we expect.

For 2017 and 2016, respectively, we generated 3.4% and 5.0% of our revenue from the telecom market and 0.1%, and 0.6% of our revenue from the FTTH market. In the telecom market, we generally have sold products that were originally designed for other markets (such as internet data center or FTTH) or are variations of such products. As we gain experience in this market, we have begun to develop products specifically designed for telecom customers. Given our limited experience in this market, the products that we develop may prove to be unsuitable for customer use, or we may be unable to derive profit margins from this market that are similar to what we derive from our other markets. The products that we offer in the FTTH market are relatively new and have not yet gained widespread customer acceptance. For example, our WDM-PON products designed for the FTTH market, have not, and may never, gain widespread acceptance by large internet service providers. Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. We are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 Gbps service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition and results of operations will be adversely affected.

If we encounter manufacturing problems, we may lose sales and damage our customer relationships.

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use our Molecular Beam Epitaxy, or MBE, fabrication process to make our lasers, in addition to Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our MBE fabrication process relies on custom-manufactured equipment. If our MBE or MOCVD fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers, which would negatively affect our sales, competitive position and reputation. We may also experience delays in production, typically in February, during the Chinese New Year holiday when our facilities in China and Taiwan are closed.

Given the high fixed costs associated with our vertically integrated business, a reduction in demand for our products will likely adversely impact our gross profits and our results of operations.

We have a high fixed cost base due to our vertically integrated business model, including the fact that 2,655 of our employees as of December 31, 2017 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

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

Our quarterly revenue and operating results have varied in the past and will likely continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	the timing, size and mix of sales of our products;

•	fluctuations in demand for our products, including the increase, decrease, rescheduling or cancellation of significant customer orders;

•	our ability to design, manufacture and deliver products which meet customer requirements in a timely and cost-effective manner;

•	new product introductions and enhancements by us or our competitors;

•	the gain or loss of key customers;

•	the rate at which our present and potential customers and end users adopt our technologies;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

•	seasonality of certain of our products and manufacturing capabilities;

•	quality control or yield problems in our manufacturing operations;

•	supply disruption for certain raw materials and components used in our products;

•	capacity constraints of our outside contract manufacturers for a portion of the manufacturing process for some of our products;

•	length and variability of the sales cycles of our products;

•	unanticipated increases in costs or expenses;

•	the loss of key employees;

•	different capital expenditure and budget cycles for our customers, affecting the timing of their spending for our products;

•	political stability in the areas of the world in which we operate;

•	fluctuations in foreign currency exchange rates;

•	changes in accounting rules;

•	the evolving and unpredictable nature of the markets for products incorporating our solutions; and

•	general economic conditions and changes in such conditions specific to our target markets.

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

The continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel is essential to our success. For example, our ability to achieve new design wins depends upon the experience and expertise of our engineers. Any of our key employees, including our Chief Executive Officer, Chief Financial Officer, Senior Vice President and North America General Manager and Senior Vice President and Asia General Manager, may resign at any time. We do not have key person life insurance policies covering any of our employees. To implement our business plan, we also intend to hire additional employees, particularly in the areas of engineering, manufacturing and sales. Our ability to continue to attract and retain highly skilled employees is a critical factor in our success. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to satisfy our current or future needs. Our ability to develop, manufacture and sell our products, and thus our financial condition and results of operations, would be adversely affected if we are unable to retain existing personnel or hire additional qualified personnel.

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

Almost all of our products are manufactured internally. However we also rely upon manufacturers in China, Taiwan and other Asia locations to provide back-end manufacturing and produce the finished portion of a few of our products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one or more of our contract manufacturers is unable to meet our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If one or more contract manufacturers for one of our products was unable or unwilling to manufacture such product in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn, would reduce our revenue, harm our relationships with the customer of these products and cause us to forego potential revenue opportunities.

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

Data breaches and cyber attacks could compromise our operations, our customers’ operations, or the operations of our contract manufacturers upon whom we rely, and cause significant damage to our business and reputation.

Cyber attacks have become more prevalent and much harder to detect and defend against. Companies, including companies in our industry, have been increasingly subject to a wide variety of security incidents, cyber attacks and other attempts to gain unauthorized access to their systems or to deny access and disrupt their systems and operations. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems.

In the ordinary course of our business, we and our data center customers maintain sensitive data on our respective networks, including intellectual property, employee personal information and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. Despite our implementation of network security measures, our network and storage applications may be subject to computer viruses, denial of service attacks, ransomware and other forms of cyber terrorism, unauthorized access by hackers or may be breached due to operator error, malfeasance or other system disruptions. Our customers’ network and storage applications may be subject to similar disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. Data breaches and any unauthorized access or disclosure of our information, employee information or intellectual property could compromise our intellectual property, trade secrets and other sensitive business information, any of which could result in legal action against us, exposure of our intellectual property to our competitors, damages, fines and other adverse effects. A data security breach could also lead to public exposure of personal information of our employees, customers and others. Any such theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Cyber attacks, such as computer viruses or other forms of cyber terrorism, may disrupt access to our network or storage applications. Such disruptions could result in delays or cancellations of customer orders or the production or shipment of our products. Data security breaches involving our data center customers could affect their financial condition and ability to continue to purchase our products. Further, cyber attacks may cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

We face a variety of risks associated with our international sales and operations.

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2017, 2016 and 2015, 22.7%, 15.8% and 19.0% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan. Our international revenue and operations are subject to a number of material risks, including:

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

We are subject to income taxes in the U.S. and other foreign jurisdictions, including China and Taiwan. In addition, we are subject to various state taxes in states where we have nexus. We base our tax position on the anticipated nature and conduct of our business and our understanding of the tax laws of the countries and states in which we have assets or conduct activities. Our tax position may be reviewed or challenged by tax authorities. Moreover, the tax laws currently in effect may change, and such changes may have retroactive effect, such as the recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). We have inter-company arrangements in place providing for administrative and financing services and transfer pricing, which involve a significant degree of judgment and are often subject to close review by tax authorities. The tax authorities may challenge our positions related to these agreements. If the tax authorities successfully challenge our positions, our effective tax rate may increase, adversely affecting our results of operation and our business.

The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

We have lending arrangements with several financial institutions, including loan agreements with BB&T Bank in the U.S., and our Taiwan location has a finance lease agreement. Our loan agreements governing our long-term debt obligations in the U.S. contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with BB&T are secured by our accounts receivable, inventory, intellectual property, and all business assets with the exception of real estate and equipment. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. There can be no assurances as to the favorable outcome of any litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results. As disclosed in “Item 3. Legal Proceedings,” on August 5, 2017, a shareholder class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers. The complaint in this matter alleges that we made materially false and misleading statements or failed to disclose material facts and requests damages and other relief. This lawsuit and any other such litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

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

In addition, since we no longer qualify as an “emerging growth company” under the JOBS Act as of December 31, 2017, we have to provide an auditor’s attestation report on our internal controls in annual reports on Form 10-K as required by Section 404(b) of the Sarbanes-Oxley Act. During the course of any evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

We have implemented a system of disclosure and internal controls that we believe provide reasonable assurance that we will be able to timely report our financial results and avoid accounting errors or material weaknesses in future periods. However, our internal controls cannot guarantee that no accounting errors exist or that all accounting errors, no matter how immaterial, will be detected, because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system’s objectives will be met. If we are unable to implement and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely impacted. This could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock by NASDAQ, or other material adverse effects on our business, reputation, results of operations or financial condition.

Our ability to use our net operating losses and certain other tax attributes may be limited.

As of December 31, 2017, we had U.S. accumulated net operating losses, or NOLs, of approximately $37.7 million, federal and state research and development credits (“R&D credits”) of $4.6 million, and foreign tax credits of $2.0 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, tax credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Based upon an analysis of our equity ownership, we believe that we have experienced ownership changes, however, we do not believe those limitations would result in a loss of tax benefits. In addition, should we experience additional ownership changes, our NOL carry forwards and tax credits may be further limited.

Our manufacturing operations are subject to environmental regulation that could limit our growth or impose substantial costs, adversely affecting our financial condition and results of operations.

Our properties, operations and products are subject to the environmental laws and regulations of the jurisdictions in which we operate and sell products. These laws and regulations govern, among other things, air emissions, wastewater discharges, the management and disposal of hazardous materials, the contamination of soil and groundwater, employee health and safety and the content, performance, packaging and disposal of products. Our failure to comply with current and future environmental laws and regulations, or the identification of contamination for which we are liable, could subject us to substantial costs, including fines, clean-up costs, third-party property damages or personal injury claims, and make significant investments to upgrade our facilities or curtail our operations. Liability under environmental, health and safety laws can be joint and several and without regard to fault or negligence. For example, pursuant to environmental laws and regulations, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, we may be liable for the full amount of any remediation-related costs at properties we currently own or formerly owned, such as our currently owned Sugar Land, Texas facility, or at properties at which we previously operated, as well as at properties we will own or operate in the future, and properties to which we have sent hazardous substances, whether or not we caused the contamination. Identification of presently unidentified environmental conditions, more vigorous enforcement by a governmental authority, enactment of more stringent legal requirements or other unanticipated events could give rise to adverse publicity, restrict our operations, affect the design or marketability of our products or otherwise cause us to incur material environmental costs, adversely affecting our financial condition and results of operations.

We are exposed to risks and increased expenses and business risk as a result of Restriction on Hazardous Substances, or RoHS directives.

Following the lead of the European Union, or EU, various governmental agencies have either already put into place or are planning to introduce regulations that regulate the permissible levels of hazardous substances in products sold in various regions of the world. For example, the RoHS directive for EU took effect on July 1, 2006. The labeling provisions of similar legislation in China went into effect on March 1, 2007. Consequently, many suppliers of products sold into the EU have required their suppliers to be compliant with the new directive. Many of our customers have adopted this approach and have required our full compliance. Though we have devoted a significant amount of resources and effort in planning and executing our RoHS program, it is possible that some of our products might be incompatible with such regulations. In such events, we could experience the following consequences: loss of revenue, damaged reputation, diversion of resources, monetary penalties, and legal action.

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

Public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by the Company. We filed our latest conflict minerals report on Form SD on May 26, 2017. We have previously determined, as part of our compliance efforts, that certain products or components we obtain from our suppliers contain conflict minerals. Based on our Reasonable Country of Origin Inquiry on the source of our conflict minerals for the year ended December 31, 2017, we had reason to believe that certain of such conflict minerals likely originated in covered countries. If we are unable to conclude in the future that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on our business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $122.3 million, $57.4 million and $20.6 million or 32.0%, 22.0% and 11.0%, of our revenue in the years ended December 31, 2017, 2016 and 2015 was attributable to our product manufacturing plants in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 29.9%, 23.0% and 22% as of December 31, 2017, 2016 and 2015, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our China subsidiary enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including FIEs, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our China subsidiary may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for state-encouraged new high technology enterprises. The preferential rate has applied to calendar years 2012 through 2017. In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. In November 2017, we received approval from the Chinese government to extend this preferential tax treatment for three years, ending November 2020. If we fail to continue to qualify for this preferential rate in the future, we may incur higher tax rates on our income in China. Any future increase in the enterprise income tax rate applicable to us or the expiration or other limitation of preferential tax rates available to us could increase our tax liabilities and reduce our net income.

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

Chinese regulation of loans to and direct investment by offshore holding companies in China entities may delay or prevent us from making loans or additional capital contributions to our China subsidiary.

Any loans that we wish to make to our China subsidiary are subject to Chinese regulations and approvals. For example, any loans to our China subsidiary to finance their activities cannot exceed statutory limits, must be registered with State Administration of Foreign Exchange, or SAFE, or its local counterpart, and must be approved by the relevant government authorities. Any capital contributions to our China subsidiary must be approved by the Ministry of Commerce or its local counterpart. In addition, under Circular 142, our China subsidiary, as a FIE, may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

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

Chinese labor laws and regulations provide certain protections for our employees located in China, and changes to those labor laws and regulations may increase our costs and reduce our flexibility. The China Labor Contract Law, which went into effect in 2008, together with its implementing rules, provides increased rights to Chinese employees compared to prior employment laws in China. Under the rules under the China Labor Contract Law, the probation period varies depending on contract terms and the employment contract can only be terminated during the probation period for cause upon three days’ notice. Additionally, an employer may not be able to terminate a contract during the probation period on the grounds of a material change of circumstances or a mass layoff. The law also has specific provisions on conditions when an employer has to sign an employment contract with open-ended terms. If an employer fails to enter into an open-ended contract in certain circumstances, the employer must pay the employee twice their monthly wage beginning from the time the employer should have executed an open-ended contract. Additionally, an employer must pay severance for nearly all terminations, including when an employer decides not to renew a fixed-term contract. Any further changes to these laws may increase our costs and reduce our flexibility.

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

Businesses in China have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Moreover, familiarity with U.S. GAAP principles and reporting procedures is less common in China. As a consequence, we may have difficulty finding accounting personnel experienced with U.S. GAAP, and we may have difficulty training and integrating our China-based accounting staff with our U.S.-based finance organization. As a result of these factors, we may experience difficulty in establishing and maintaining management and financial controls over our China operations. These difficulties include collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. public-company reporting requirements. We may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may become the target of this type of litigation in the future. For example, on August 3, 2017 we provided guidance for the third quarter of 2017, and on August 4, 2017 the market price of our stock decreased significantly. We subsequently learned of potential class action litigation based on volatility in the market price for our stock. See “Item 3. Legal Proceedings.” Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. For example, we have created board committees and adopted internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs. Commencing December 31, 2017, we became a "large accelerated filer" and, accordingly, no longer qualify as an emerging growth company and are no longer able to rely on certain exemptions that were available to us as an emerging growth company. Legal, accounting, administrative and other costs and expenses may increase in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory compliance.

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

(1)

We manufacture laser chips (utilizing our MBE and MOCVD process), subassemblies and components in our Sugar Land, Texas facility. In May 2016, we completed the expansion of our laser fabrication facilities and office space in Sugar Land, Texas that added 115,600 square feet of additional space to our original facility.

(2)

We relocated our research and development office from a temporary location to the office in Duluth, Georgia at the end of February 2016. The lease covering the Georgia office commenced on December 1, 2015 and expires on November 30, 2018.

(3)

In our China facility, we manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Our China subsidiary acquired the land use rights to the real property on which our current facility is located from the Chinese government. Such land use rights expire on October 7, 2054. Our China subsidiary owns the facility located on such real property. Our China subsidiary also obtained from the Chinese government the land use rights to a second real property located within a close proximity to our current facility. We plan to construct a new manufacturing facility on the second real property in the future. The land use rights for the second real property expire on December 28, 2067.

(4)

In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center market, telecom, FTTH and other markets. Our Taiwan subsidiary relocated its entire operation to this new facility in November 2014. The lease covering the new facility commenced on June 1, 2014 and expires on May 31, 2029.

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

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.”. The original complaint requests unspecified damages and other relief. We dispute the allegations set forth in the original complaint and intend to vigorously contest the matter. An amended complaint is due to be filed in this matter by March 5, 2018.

Item 4.         Mine Safety Disclosure

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of February 23, 2018 there were 44 holders of record of our common stock (not including beneficial holders of our common stock holding in street name). The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	Low	High
Fiscal Year 2016:
First Quarter	$11.34	$18.96
Second Quarter	$8.08	$16.48
Third Quarter	$10.34	$22.47
Fourth Quarter	$18.85	$27.28

Fiscal Year 2017:
First Quarter	$21.88	$60.19
Second Quarter	$40.28	$75.59
Third Quarter	$55.13	$103.41
Fourth Quarter	$36.70	$65.75

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on September 26, 2013 (the first trading day of our common stock) in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance. The following graph and related information  is being “furnished” and shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically state that such graph and related information are incorporated by reference into such filing.

Percent Change
400.00%
350.00%
300.00%
250.00%
200.00%
150.00%
100.00%
50.00%
0.00%
9/26/2013
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/29/2017
AAOI
NASDAQ Telecom
NASDAQ Composite

PERCENT CHANGE
		NASDAQ	NASDAQ
Date	AAOI	Telecom	Composite
9/26/2013	100.00%	100.00%	100.00%
12/31/2013	150.70%	102.48%	110.28%
12/31/2014	112.65%	111.61%	125.05%
12/31/2015	172.29%	103.25%	132.21%
12/31/2016	235.34%	118.59%	142.13%
12/29/2017	379.72%	139.28%	182.27%

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

Unregistered Sales of Equity Securities

Not applicable.

Item 6.         Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes. You should read this summary consolidated financial data together with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that have previously been filed with the SEC. Our historical results are not necessarily indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of results for the entire year.

The following table sets forth our consolidated results of operations for the periods presented (in thousands, except share and per share data):

	Years ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue	$382,329	$260,713	$189,903	$130,449	$78,424
Cost of goods sold (1)	216,049	173,759	129,450	86,203	55,396
Gross profit	166,280	86,954	60,453	44,246	23,028
Operating expenses:
Research and development (1)	35,365	31,780	20,852	15,970	8,512
Sales and marketing (1)	8,702	6,627	6,381	6,043	4,191
General and administrative (1)	35,262	25,527	19,771	17,095	10,632
Total operating expenses	79,329	63,934	47,004	39,108	23,335
Income (loss) from operations	86,951	23,020	13,449	5,138	(307)
Interest and other income (expense), net:
Interest income	221	247	328	369	104
Interest expense	(858)	(1,717)	(1,018)	(326)	(1,125)
Other income (expense), net	(1,788)	(547)	(1,591)	(699)	(78)
Total interest and other income (expense), net	(2,425)	(2,017)	(2,281)	(656)	(1,099)
Income (loss) before income taxes	84,526	21,003	11,168	4,482	(1,406)
Income tax (expense) benefit	(10,575)	10,231	(375)	(199)	—
Net income (loss) attributable to common stockholders	$73,951	$31,234	$10,793	$4,283	$(1,406)
Net income (loss) per share attributable to common stockholders:
Basic	$3.87	$1.82	$0.69	$0.30	$(0.14)
Diluted	$3.67	$1.76	$0.65	$0.28	$(0.14)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	19,097,355	17,201,731	15,626,753	14,307,477	9,964,955
Diluted	20,139,105	17,712,928	16,532,850	15,186,961	9,964,955

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

The following table provides share-based compensation expense for the periods presented (in thousands):

	Years ended December 31,
	2017	2016	2015
Cost of goods sold	$461	$190	$70
Research and development	1,496	591	230
Sales and marketing	481	357	217
General and administrative	5,357	2,695	1,603
Total share-based compensation expense	$7,795	$3,833	$2,120

The following table provides selected balance sheet data for the periods presented (in thousands):

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated balance sheet data:
Total cash, restricted cash, cash equivalents and short-term investments	$83,984	$52,008	$40,679	$40,873	$30,751
Working capital (1)	158,989	97,579	79,848	64,638	38,879
Total assets	452,984	322,318	273,475	183,670	111,057
Short-term obligations (2)	559	8,172	33,906	10,862	19,532
Long-term obligations (3)	49,000	34,961	33,997	20,057	8,923
Convertible preferred stock	—	—	—	—	—
Common stock and additional paid-in-capital	285,395	265,282	233,353	192,127	144,036
Total retained earnings (deficit)	$38,138	$(37,013)	$(68,247)	$(79,040)	$(83,323)

(1)	Working capital is defined as total current assets less total current liabilities.
(2)	Short-term obligations are defined as short-term loans, capital leases, notes payable and bank acceptance payable.
(3)	Long-term obligations are defined as long-term loans, capital leases and notes payable.

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

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target four networking end-markets: internet data centers, CATV, telecom and FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the internet data center, CATV, telecom and FTTH markets which increasingly demand faster connectivity and innovation. Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs.

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

In 2017, our revenue was $382.3 million and our gross margin was 43.5%. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 35.4% between 2009 and 2017. In the years ended December 31, 2017, 2016 and 2015, we had net income of $74.0 million, $31.2 million and $10.8 million, respectively. At December 31, 2017, our retained earnings was $38.1 million. At December 31, 2016, we had an accumulated deficit of $37.0 million. In 2017, we earned 80.2% of our total revenue from the internet data center market, and 15.9% of our total revenue from the CATV market.

We sell our products to leading OEMs in the CATV and FTTH markets as well as internet data center operators. In 2017, revenue from the internet data center market, CATV market, telecom market and FTTH markets provided 80.2%, 15.9%. 3.4%, and 0.1% of our revenue, respectively, compared to 77.2%, 16.7%, 5.0%, and 0.6% of our 2016 revenue, respectively. In 2017, our key customers in the data center market included Amazon.com (Amazon), Facebook, Inc. (Facebook) and Microsoft Corp (Microsoft). In 2017, 2016, and 2015, Amazon accounted for 35.4%, 54.6%, and 52.5% of our revenue, Facebook accounted for 28.6%, 3.6% and 0.0% of our revenue and Microsoft accounted for 13.8%, 18.3%, and 11.6% of our revenue, respectively. In 2017, our key customers in the CATV market included Cisco Systems, Inc. (Cisco); a large CATV equipment company in China; and Arris Group, Inc. (Arris). In 2017, 2016 and 2015, Cisco accounted for 4.8%, 5.4%, and 10.4%, of our revenue, respectively; our large China-based customer accounted for 3.4%, 1.2%, and 1.0% of our revenue, respectively; and Arris accounted for 3.2%, 5.8% and 4.5%, of our revenue, respectively.

In 2017, our revenue growth of 46.6% over the prior-year was driven primarily by demand for our 40 Gbps and 100 Gbps data center transceiver products, as large data center operators continued deployment of high capacity optical interconnect networks within their data centers. Also significant in our results for the year was the increase in orders from our customers for CATV equipment and modules that meet the new DOCSIS 3.1 cable-internet standard. We believe that the increase in these orders is being driven by network upgrades mainly by CATV service providers in North America.

We expect continued sales of our 40 Gbps and 100 Gbps products in 2018, and we expect that sales of 100 Gbps products will likely exceed sales of 40 Gbps products. However, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition. Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, raw material cost reduction or increase, manufacturing utilization rate and changes in manufacturing efficiency.

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

Our business depends on winning competitive bid selection processes to develop components, systems and equipment for use in our customers’ products. These selection processes are typically lengthy, and as a result our sales cycles will vary based on the level of customization required, market served, whether the design win is with an existing or new customer and whether our solution being designed in our customers’ product is our first generation or subsequent generation product. We do not have any long-term purchase commitments (in excess of one year) with any of our customers, most of whom purchase our products on a purchase order basis. Once one of our solutions is incorporated into a customer’s design, however, we believe that our solution is likely to continue to be purchased for that design throughout that product’s life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution.

In 2017, 2016 and 2015, we had 19, 30, and 47 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

We believe we have an attractive financial profile, with strong revenue performance and control over our manufacturing costs through our vertically integrated manufacturing model. While we have incurred substantial losses since our inception, we achieved profitability in 2014, and we continued to be profitable in 2016 and 2017. We have grown our revenue at a 35.4% CAGR between 2009 and 2017, including 46.6% growth year-over-year from 2016 to 2017.

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

Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated, first within the CATV market and in 2016 and 2017 within the internet data center market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. In 2016 and 2017, we have taken several actions to increase the diversity of our customer base. These actions include hiring additional sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. In 2017 and 2016, we had three and two customers that each accounted for more than 10% of our revenue, respectively.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2017, 2016 and 2015, as well as the corresponding percentage of our total revenue for each period (in thousands, except percentages):

	Years ended December 31,
Market	2017	2016	2015
Data Center	$306,712	$201,314	$123,286
CATV	60,756	43,567	53,675
Telecom	12,899	12,938	9,652
FTTH	490	1,567	2,458
Other	1,472	1,327	832
Total	$382,329	$260,713	$189,903

	Percentage of Revenue
Data Center	80.2%	77.2%	64.9%
CATV	15.9%	16.7%	28.3%
Telecom	3.4%	5.0%	5.1%
FTTH	0.1%	0.6%	1.3%
Other	0.4%	0.5%	0.4%
Total Revenue	100%	100%	100%

In 2017, 2016 and 2015, our top ten customers represented 94.9%, 95.5% and 88.7% of our revenue, respectively.

Revenue is recognized when the product has shipped and title and risk have transferred to the customer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title and risk pass to the customer upon placement by us with a common carrier (upon shipment). A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2017, 32.0% of our total revenue was manufactured at our China-based subsidiary, with $13.9 million denominated in RMB and 63.2% of our total revenue was manufactured at our Taiwan-based facility with an immaterial amount denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2018.

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

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 31.8% and 43.5%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we may sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

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

Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expense, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their offering or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2017, 2016 and 2015. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2017, 2016 and 2015. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

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

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2017 our effective tax rate was 12.5%. In 2016 and 2015, our effective tax rate was (48.7%) and 3.3%, respectively. Our effective U.S. federal income tax rate was 0% prior to 2015 as we incurred operating losses and had recorded a full valuation allowance against those losses, which was removed in July 2016. At December 31, 2017, our U.S. accumulated net operating loss, or NOL, was $37.7 million, our federal and state research and development credits were $4.6 million and our foreign tax credits were $2.0 million. If we earn profits in the U.S., we expect to reduce our cash tax obligations by the utilization of NOL carry forwards and tax credits. Our NOL benefits expire over the eight-year period from 2025 to 2032.  Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited going forward. Based upon an analysis of our equity ownership, we have experienced an ownership change; however, our NOL carry forwards and tax credits are not materially limited in dollar amount. The amount of NOL available each year may decrease by the amount of NOL utilized and may increase by the amount of any operating losses incurred. Should we experience additional ownership changes our NOL carry forwards and tax credits may be further limited.

Our wholly owned subsidiary, Global Technology, Inc., has received preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a national high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011 and 2014 Global Technology, Inc. renewed its national high-tech enterprise certificate and therefore extended its three year tax preferential status through September 2017. In November 2017, Global Technology, Inc. again renewed its national high-tech enterprise certificate and therefore extended its three year tax preferential status from November 2017 until November 2020.

For the years ended December 31, 2017 and 2016, we had $0.2 million and $1.8 million, respectively, of unrecognized tax benefits related to U.S. tax benefits recognized for which we do not meet the more likely than not threshold. We believe that it is reasonably possible that none of our remaining unrecognized tax positions may be recognized by the end of 2018.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (GILTI); (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

Shortly after enactment of the Tax Act, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have calculated our best estimate of the impact of the Tax Act in our year end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing and as a result have recorded a discrete net tax expense of $7.8 million in the period ending December 31, 2017. This net expense primarily consists of a provisional amount of additional net tax expense for the corporate rate reduction of $2.8 million and a provisional amount of net tax expense for the one-time transition tax of $5.0 million. We have not completed our accounting for the income tax effects of certain elements of the Tax Act.

See additional information regarding income taxes in Note L.

Seasonality

We believe that the demand for our CATV products is seasonal. Historically, revenue derived from our CATV products has usually been highest in the second or third quarter and lowest in the first quarter of each year. The first quarter of the year has historically been negatively affected by reduced economic activity due to the Chinese New Year holiday and the lower level of deployment of outdoor CATV equipment in cold weather environments.

We are uncertain whether the demand for our internet data center, FTTH and telecom products is seasonal, as our sales data does not indicate a significant trend with respect to these products. In 2017, we began to manufacture a meaningful quantity of internet data center products in our Ningbo, China factory. This factory experiences a lengthy shut-down associated with the Lunar New Year holiday which occurs in Q1 of each year. In addition to the factory shut-down, it is also common for employees in the factory to fail to return to work following resumption of operations. In the years 2017, 2016, and 2015, the percentage of employees in our China factory who resigned or were terminated during Q1, relative to the average number of employees during the quarter was 42%, 51%, and 68%, respectively. As a result of this employee turnover, we must hire and train replacement employees. These replacement employees require a period of training and improvement, and this impacts the quantity of products we can produce in the quarter. The combined effect of the factory shut-down and employee turnover in the quarter may also contribute to negative seasonality in Q1.

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

	Years ended December 31,
	2017	2016	2015
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	56.5%	66.6%	68.2%
Gross profit	43.5%	33.4%	31.8%
Operating expenses
Research and development	9.2%	12.2%	11.0%
Sales and marketing	2.3%	2.5%	3.4%
General and administrative	9.2%	9.8%	10.3%
Total operating expenses	20.7%	24.5%	24.7%
Income from operations	22.7%	8.9%	7.1%
Interest and other income (expense), net	(0.6)%	(0.8)%	(1.2)%
Income before income taxes	22.1%	8.1%	5.9%
Income tax (expense) benefit	(2.8)%	3.9%	(0.2)%
Net income	19.3%	12.0%	5.7%

Comparison of Years Ended December 31, 2017 and 2016

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, FTTH, telecom and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	Years ended December 31,				Change
	2017	% of Revenue	2016	% of Revenue	Amount	%
Data Center	$306,712	80.2%	$201,314	77.2%	$105,398	52.4%
CATV	60,756	15.9%	43,567	16.7%	17,189	39.5%
Telecom	12,899	3.4%	12,938	5.0%	(39)	(0.3)%
FTTH	490	0.1%	1,567	0.6%	(1,077)	(68.7)%
Other	1,472	0.4%	1,327	0.5%	145	10.9%
Total Revenue	$382,329	100.0%	$260,713	100.0%	$121,616	46.6%

Revenues in the internet data center market were driven primarily by increasing demand for our 40 Gbps and 100 Gbps transceivers as our customers continued to upgrade their technology infrastructure. We expect to continue to sell 40 Gbps products to our customers in 2018, however we believe that revenue generated from our 40 Gbps products will likely decline as customers continue their transition to 100 Gbps products. The decrease in revenue in our FTTH market is due to a decline in demand for certain older legacy products. The increase in revenue in the CATV market for the year was a result of increased demand from our customers who are supplying equipment for CATV network upgrades which began during the year. The decrease in revenue in our telecom segment was primarily attributable to reduced orders from some of our telecom customers, particularly in China.

In the years ended December 31, 2017 and 2016, our top ten customers represented 94.9% and 95.5% of our revenue, respectively.

Cost of goods sold and gross margin

	Years ended December 31,
	2017		2016		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$216,049	56.5%	$173,759	66.6%	$42,290	24.3%
Gross margin	166,280	43.5%	86,954	33.4%

Cost of goods sold increased by $42.3 million, or 24.3%, from 2016 to 2017, primarily due to a 46.6% increase in sales over the prior year. The increase in gross margin for the year ended December 31, 2017 compared to the same period ended December 31, 2016 was primarily the result of lower production costs associated with certain 40 Gbps and 100 Gbps products. Production costs were reduced due mainly to improved product yields, related to process improvements and automation, as well as raw material cost reduction.

Operating expenses

	Years ended December 31,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$35,365	9.2%	$31,780	12.2%	$3,585	11.3%
Sales and marketing	8,702	2.3%	6,627	2.5%	2,075	31.3%
General and administrative	35,262	9.2%	25,527	9.8%	9,735	38.1%
Total operating expenses	$79,329	20.7%	$63,934	24.5%	$15,395	24.1%

Research and development expense

Research and development expense increased by $3.6 million, or 11.3%, from 2016 to 2017. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 40 Gbps, 100 Gbps, and 200/400 Gbps data center products, DOCSIS 3.1-capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. Research and development costs increased due mainly to an increase in personnel-related costs and increased overhead costs associated with our new building in Sugar Land, offset by a decrease in materials and supplies used in R&D activities and a decrease in costs from R&D work orders.

Sales and marketing expense

Sales and marketing expense increased by $2.1 million, or 31.3%, from 2016 to 2017. This was due to an increase in personnel costs, including sales commissions, an increase in customs taxes and duties, partially offset by decreased commissions to third parties.

General and administrative expense

General and administrative expense increased by $9.7 million, or 38.1%, from 2016 to 2017. These increases were primarily due to an increase in personnel-related costs, share-based compensation expenses, overhead costs due to our new building in Sugar Land, and additional professional service fees.

General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX, and other regulations governing public companies, costs of directors' and officers' liability insurance and investor relations activities. As of June 30, 2017, the market value of our common stock held by non-affiliates exceeded $700 million. As of December 31, 2017, we are a "large accelerated filer" and, accordingly no longer qualify as an emerging growth company and no longer are able to rely on certain exemptions that were available to us as an emerging growth company. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued SOX and other regulatory compliance.

Other income (expense), net

	Years ended December 31,
	2017		2016		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$221	0.1%	$247	0.1%	$(26)	(10.5)%
Interest expense	(858)	(0.2)%	(1,717)	(0.7)%	859	(50.0)%
Other income (expense), net	(1,788)	(0.5)%	(547)	(0.2)%	(1,241)	226.9%
Total other expense, net	$(2,425)	(0.6)%	$(2,017)	(0.8)%	$(408)	20.2%

Interest income decreased over the same prior year periods due to lower investment balances.

Interest expense decreased by 50.0% from 2016 to 2017 due to the repayment of debt that had been previously borrowed to fund expansion projects.

Other income (expense) for 2017 was expense of $1.8 million, a $1.2 million unfavorable increase as compared to 2016. These increases were due to the increase of foreign exchange losses resulting from the unfavorable fluctuation of certain Asian currencies against the U.S. dollar. We qualify as a high-tech enterprise in China, as determined by the Chinese government, and are paid subsidies from time to time by the Chinese government to foster local high-tech manufacturing. We received $0.2 million of government subsidies during 2017 and 2016, respectively.

Benefit (provision) for income taxes

	Years ended December 31,
	2017	2016	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(10,575)	$10,231	(20,806)	(203.4)%

Our income tax expense consists of U.S. income tax, state taxes, Taiwan and China income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

We recorded a tax expense of $10.6 million for the year ended December 31, 2017 as compared to the tax benefit of $10.2 million for the year ended December 31, 2016. The income tax expense in the year ended December 31, 2017 was primarily related to the provisional impact of changes to tax law, offset by the recognition of excess tax benefits attributable to share-based compensation as well as the recognition of research and development credits. The income tax benefit recorded in the year ended December 31, 2016 was primarily related to the release of the valuation allowance previously recorded against U.S. and Taiwan deferred tax assets.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have estimated the impact of the Tax Act in our year-end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing and as a result have recorded $7.8 million as additional income tax expense in the fourth quarter of 2017, the period of enactment. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $2.8 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $5.0 million based on cumulative foreign earnings of $62.8 million.

Comparison of Years Ended December 31, 2016 and 2015

Revenue

The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	Years ended December 31,				Change
	2016	% of Revenue	2015	% of Revenue	Amount	%
Data Center	$201,314	77.2%	$123,286	64.9%	$78,028	63.3%
CATV	43,567	16.7%	53,675	28.3%	(10,108)	(18.8)%
Telecom	12,938	5.0%	9,652	5.1%	3,286	34.0%
FTTH	1,567	0.6%	2,458	1.3%	(891)	(36.2)%
Other	1,327	0.5%	832	0.4%	495	59.5%
Total Revenue	$260,713	100.0%	$189,903	100.0%	$70,810	37.3%

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

Research and development expense

Research and development expense increased by $10.9 million, or 52.4%, from 2015 to 2016. This was primarily due to increases in personnel costs, R&D work orders and project costs related to 100 Gbps data center products, 200 Gbps/400 Gbps data center products, DOCSIS 3.1-capable CATV products, other new product development and an increase in depreciation expense resulting from additional R&D equipment investments. The percentage of research and development expenses over revenue increased from 11.0% to 12.2%, from the year ended December 31, 2015 compared to the year ended December 31, 2016.

Sales and marketing expense

Sales and marketing expense increased by $0.2 million, or 3.9%, from 2015 to 2016. This was due to an increase in personnel costs. The percentage of sales and marketing expenses over revenue decreased from 3.4% to 2.5% from the year ended December 31, 2015 compared to the year ended December 31, 2016.

General and administrative expense

General and administrative expense increased by $5.8 million, or 29.1%, from 2015 to 2016. This was primarily due to an increase in personnel costs, professional fees associated with being a public company and depreciation expense related to our factory in Sugar Land, Texas. The percentage of general and administrative expenses over revenue decreased from 10.3 % to 9.8% from the year ended December 31, 2015 compared to the year ended December 31, 2016.

Other income (expense), net

	Years ended December 31,
	2016		2015		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$247	0.1%	$328	0.2%	$(81)	(24.7)%
Interest expense	(1,717)	(0.7)%	(1,018)	(0.5)%	(699)	68.7%
Other income (expense), net	(547)	(0.2)%	(1,591)	(0.8)%	1,044	(65.6)%
Total other expense, net	$(2,017)	(0.8)%	$(2,281)	(1.1)%	$264	(11.6)%

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

Benefit (provision) for income taxes

	Years ended December 31,
	2016	2015	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$10,231	$(375)	10,606	103.7%

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

Liquidity and Capital Resources

From inception until our initial public offering in September 2013, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. As of December 31, 2017, we had $1.0 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2017, our cash, cash equivalents, restricted cash and short-term investments totaled $84.0 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Years ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$84,284	$57,104	$(15,212)
Net cash used in investing activities	(70,159)	(41,535)	(61,620)
Net cash provided by financing activities	18,244	1,655	77,533
Effect of exchange rates on cash and cash equivalents	(385)	1,947	(592)
Net increase (decrease) in cash	$31,984	$19,171	$109

Operating activities

In 2017, net cash provided by operating activities was $84.3 million. Net cash provided by operating activities consisted of our net income of $74.0 million, after the exclusion of non-cash items of $30.4 million, increase in accounts payable from our vendors of $7.2 million, an increase in accrued liabilities of $4.1 million and an increase in accrued income tax of $6.2 million. These cash increases were offset by an increase in accounts receivable from our customers of $10.1 million, an increase in inventory of $21.9 million and an increase in other current assets of $5.6 million.

In 2016, net cash provided by operating activities was $57.1 million. Net cash provided by operating activities consisted of our net income of $31.2 million, after the exclusion of non-cash items of $9.5 million as well as $10.2 million from the reduction of inventories, increase in accounts payable from our vendors of $9.1 million, decrease in prepaid assets of $4.1 million and an increase in accrued liabilities and accrued income tax of $4.1 million. These cash increases were offset by an increase in accounts receivable from our customers of $11.1 million in 2016.

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

In 2017, net cash used in investing activities was $70.2 million. The net cash used consisted of spending on property, plant and equipment of $67.0 million and an increase of $2.9 million in deferred charges associated with the purchase of new machinery and equipment.

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

In 2017, our financing activities provided $18.2 million in cash. We received $21.6 million in net proceeds from the sale of our common stock pursuant to an at-the-market offering and $6.2 million in net borrowings associated with our bank loans. These activities were offset by $10.7 million related to tax withholding associated with employee share-based compensation.

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

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit with Branch, Banking and Trust Company (“BB&T”) in the U.S. and a finance lease agreement for our Taiwan branch. As of December 31, 2017, we had $1.0 million of unused borrowing capacity.

On June 14, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (the “Modification Agreement”) in connection with our Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of our campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015 (the “Construction Loan Agreement”). Upon signing the original Construction Loan Agreement, we deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Modification Agreement had a fifteen-month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance was to be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment commenced on August 26, 2016, and would have continued on the same day of each month thereafter. The final principal and interest payment would have been due on January 26, 2022 and would have included all unpaid principal and all accrued and unpaid interest. We were permitted to pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bore interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate was adjusted to LIBOR Borrowing Rate plus 2.0% under the Modification Agreement.

On October 5, 2016, we executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (the “Second Modifications”) to the Construction Loan Agreement with East West Bank. The Second Modifications amended and restated in part our Promissory Note and Construction Loan Agreement, which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, was amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance was to be converted to a sixty-four month term loan, amended from a sixty-six month term loan, with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment was due on October 26, 2016 and would have continued on the same day of each month thereafter. The final principal and interest payment would have been due on January 26, 2022 and would have included all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remained unchanged. On September 28, 2017, we repaid the outstanding balance of $11.2 million and terminated the loan.

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

On September 28, 2017, we entered into a Loan Agreement, a Promissory Note, an Addendum to the Promissory Note, a BB&T Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement (together the “Credit Facility”) with BB&T. The Credit Facility provides us with a three year, $50 million, revolving line of credit. Borrowings under the Credit Facility will be used for general corporate purposes. We will make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. Our obligations under the Credit Facility will be secured by our accounts receivable, inventory, intellectual property, and all business assets with the exception of real estate and equipment. Borrowings under the Credit Facility will bear interest at a rate equal to the one-month LIBOR plus 1.50%. The Credit Facility requires us to maintain certain financial covenants and also contains representations and warranties, and events of default applicable to us that are customary for agreements of this type. As of December 31, 2017, we were in compliance with all covenants under the Credit Facility. As of December 31, 2017, $49.0 million was outstanding under the Credit Facility.

On May 27, 2015, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, approximately $6.0 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, approximately $0.1 million, to 3,322,413 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, approximately $2.0 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27, 2018. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of December 31, 2017, $0.6 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement had a three-year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate was calculated to be 4.0%. The title to the equipment was to be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. On October 6, 2017, we repaid the outstanding balance and terminated the loan and title to equipment was transferred to our Taiwan branch.

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

As of December 31, 2017, there were no security deposits associated with the loan facilities.

Future liquidity needs

We believe that our existing cash and cash equivalents, cash flows from our operating activities, and available credit will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the expansion of our manufacturing capacity and the continuing market acceptance of our products. In the event that additional liquidity is required to meet our long-term investments, we may need to explore additional sources of liquidity by additional bank credit facilities or raising capital through additional equity or debt financing, including equity financing under our Registration Statement filed with the SEC in October 2016. The sale of additional equity or convertible securities could result in additional dilution to our stockholders, and the terms and prices of any such sale may not be acceptable to us. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$49,586	$586	$49,000	$—	$—
Operating leases(2)	12,082	1,066	2,023	2,040	6,953
Lease of land use rights(3)	3,915	3,915	—	—	—
Total commitments	$65,583	$5,567	$51,023	$2,040	$6,953

1)

We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.

2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.
3)	We entered into a long-term lease agreement for land use rights in China.

Inflation

We believe that the relatively low rate of inflation in the U.S. over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. To the extent we expand our operations in China and Taiwan, such actions may result in inflation having a more significant impact on our operating results in the future.

Off-Balance Sheet Arrangements

During 2017, 2016 and 2015, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and cash flows, and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, share-

based compensation expense, impairment analysis of goodwill and long-lived assets, valuation of inventory, warranty liabilities and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that of our significant accounting policies, which are described in Note B to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

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

Whether our products are sold on a direct or indirect basis, revenue is recognized when the product is shipped and title has transferred to the customer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title passes to the customer upon placement by us with a common carrier (upon shipment). In some cases we may provide for title transfer to the customer upon delivery of the goods to the customer. We determine payments made to third party sales representatives are appropriately recorded to sales and marketing expense and not a reduction of revenue. Shipping and handling costs are included in cost of goods sold. We present revenue net of sales returns and allowances, sales taxes and any similar assessments. We provide a limited warranty as part of our standard terms and conditions of sale. This warranty provides for the repair or replacement of our products, at our discretion, that we determine (i) are defective in workmanship, material, or not in compliance with the mutually agreed written applicable specification and (ii) has in fact failed under normal use on or before one year from the date of original shipment of the products. Some of our customers are provided limited warranties between three to five years, on certain limited and identified products. Warranty costs associated with returned goods that are repaired or replaced are charged to cost of goods sold.

During our ordinary course of business, we may enter into new product development agreements to design, customize and develop new products for our customers. Such new product development agreements often involve material cost and engineering hours and therefore non-recurring engineering service (NRE) charges are agreed upon for the customer to reimburse our related costs. We adopt the milestone method in revenue recognition for NRE revenues by using cost-input measurement. We capitalize cost input up to the contractual agreement amount and recognize NRE revenues based upon the agreement schedule. Contracts or customer purchase orders are often used to determine the existence of service agreement.

Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the estimated grant date fair value in order to recognize compensation cost for those shares expected to vest. Compensation cost is recognized on a straight-line basis over the vesting period of the options and adjusted as forfeitures occur.

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

Our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We value on an asset-by-asset basis our long-lived assets and will recognize an impairment loss when the sum of such valuation is less than the carrying amount of such assets. The values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the values projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. We did not record any asset impairment charges in 2017 or 2016.

Valuation of inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. We assess the valuation of our inventory on a periodic basis and provide an allowance for the value of estimated excess and obsolete inventory based on estimates of future demand. During the years ended December 31, 2017, 2016 and 2015, we recorded excess and obsolete inventory charges of $1.9 million, $3.7 million, and $2.8 million, respectively. For the years December 21, 2017, 2016 and 2015, the direct inventory write-offs related to scrap and damaged inventories were $6.8 million, $5.0 million and $1.0 million, respectively.

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

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (GILTI); (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

Shortly after enactment of the Tax Act, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have calculated our best estimate of the impact of the Tax Act in our year end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing and as a result have recorded a discrete net tax expense of $7.8 million in the period ending December 31, 2017. This net expense primarily consists of a provisional amount of additional net tax expense for the corporate rate reduction of $2.8 million and a provisional amount of net tax expense for the one-time transition tax of $5.0 million. We have not completed our accounting for the income tax effects of certain elements of the Tax Act.

See additional information regarding income taxes in Note L.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of accounting for share-based payment transactions, including the following areas: accounting for excess tax benefits and tax deficiencies; classifying excess tax benefits on the statement of cash flows; accounting for forfeitures; classifying awards that permit share repurchases to satisfy statutory tax withholding requirements; classifying tax payments on behalf of employees on the statement of cash flows; and, for nonpublic entities only, determining the expected term and electing the intrinsic value measurement alternative for stock option awards. The guidance is effective for public business entities in fiscal years beginning after December 15, 2016, and in the interim periods within those fiscal years. The guidance requires a mix of prospective, modified retrospective and retrospective transition. We adopted the provisions of ASU 2016-09 as of January 1, 2017. The impact from adoption of the provisions related to forfeiture rates was reflected in our condensed consolidated financial statements on a modified retrospective basis, resulting in an adjustment of $0.01 million to retained earnings. Provisions related to windfall tax benefits have been adopted prospectively resulting in an adjustment of $1.2 million to retained earnings. Provisions related to the statement of cash flows remain unchanged from prior periods.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, providing guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU would be applied using a retrospective approach. We adopted the provisions of ASU 2016-18 as of July 1, 2017 with no material impact on the financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU update addresses eight specific cash flow issues that currently result in diverse practices, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and applicability of the predominance principle. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted the provisions of ASU 2016-15 as of July 1, 2017 with no material impact on the financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We adopted the provisions of ASU 2017-09 as of July 1, 2017 with no material impact on the financial statements.

Recent Accounting Pronouncements Yet to be Adopted

The FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We plan to adopt this pronouncement in 2018 and do not expect any material impact on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In applying the new guidance, we will: 1) identify the contracts with our customers, 2) identify the performance obligations in the contracts, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations of the contract, and 5) recognize revenue when (or as) we satisfy a performance obligation. Since this guidance was issued, we have undertaken an accounting assessment phase focusing on developing a scoping plan and a review plan to determine the gaps between existing revenue recognition policies and the requirements of the new revenue guidance. This accounting assessment involved developing a training and education process for our personnel, performing sales contract walkthroughs to identify financial obligations, reviewing existing revenue streams and mapping contract features to revenue streams.

As a result of this process, we have identified several areas where the new guidance may cause revenue recognition differences, possibly affecting either the timing or amount of revenue recognized in a given financial period. These areas include:

•

Revenue associated with customer rebates. In some cases, we offer cash rebates to certain customers when they purchase our products. Under the new guidance, any rebates expected to be offered to the customers must be deducted from the sales price of the goods in the same period in which the revenue for the products is recognized. In 2017, the aggregate amount of these rebates was immaterial and they are not expected to be material in 2018.

•

Timing of revenue recognition for certain engineering service contracts. From time to time, we undertake engineering services for our customers. Typically, these services involve customizing or modifying products to better suit specific customer requirements. In some cases, customers pay all or a portion of the costs associated with these services. Under the new guidance, each of the services offered must be analyzed as a separate performance obligation and the timing of revenue recognition for some of these performance obligations may differ from our current practice. In 2017, the effect of these timing differences was not material, and material changes are not expected in 2018 as we adopt this new standard.

•

Revenue generated from shipping and handling activities. Depending on our agreement with our customers, we may in some cases provide shipping and handling services for products it sells. There is disparity in the agreements related to various customers, especially concerning the timing of transfer of control of the goods to the customer, and the relationship of this timing relative to the shipping and handling activities themselves. As a result of this disparity, in order to simplify its Accounting, we expect to utilize the practical expedient provided in ASC 606-10-25-18B, and treat all product shipping and handling activities as fulfillment activities, and therefore recognize the gross revenue associated with the contract, inclusive of any shipping and handling revenue. This is similar to our current practice and therefore the effect of the new guidance is immaterial.

•

Revenue generated from product warranty. Generally we offer a warranty on products we sells to our customers. The warranty period is typically one year from the date of purchase, but in some cases customers have negotiated longer warranty periods. Our obligation under our warranty provision generally includes troubleshooting, repair and/or replacement of any goods that are found to have manufacturing defects. We have concluded that this represents an assurance-type warranty, as described in the guidance, and therefore does not constitute a separate performance obligation.  Therefore, revenue associated with products, even when under warranty, will continue to be recognized on a gross basis. This is similar to our current practices and therefore the new guidance is not expected to result in a material change in revenue amount or timing.

We plan to adopt the new standard using the modified-retrospective method on January 1, 2018, as required.

On February 25, 2016, the FASB released ASU No. 2016-02, Leases, to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The guidance will require lessees to recognize most leases on the balance sheet for capital and operating leases. The guidance is effective for public business entities in fiscal years beginning after December 15, 2018. We are evaluating the impact of the accounting standard on our financial statements by reviewing the standard itself, as well as reviewing literature about the new standard produced by nationally-recognized accounting firms and other third parties.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of December 31, 2017, our U.S. debt bears a variable rate of interest that is based on LIBOR. The debt subject to variable rates is subject to fluctuation in the LIBOR. As of December 31, 2017, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended December 31, 2017, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.5 million in our interest expense for such period.

Foreign Exchange Rates

We operate on an international basis with a large portion of our business conducted in our Taiwan branch and China subsidiary. We use the U.S. dollar as our reporting currency for our consolidated financial statements. The financial records of our China subsidiary and our Taiwan branch are maintained in their respective local currencies, the RMB and the NT dollar, which are the functional currencies for our China subsidiary and our Taiwan branch, respectively. Assets and liabilities are translated at prevailing exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the then current period using a monthly average. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income in our statement of stockholders’ equity and comprehensive income.

All transactions in currencies other than their functional currencies during the year are subject to foreign exchange risk when the exchange rate fluctuates on the respective relevant dates of such transactions. Transaction gains and losses are recognized in our statements of operations in other income (expense). Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than the functional currencies are re-measured at the exchange rates prevailing on the Balance Sheet date and unrealized exchange differences are recorded in our consolidated income statement. In October 2015, we determined that certain U.S. loans to foreign subsidiaries are long-term investments. Therefore, exchange gain/(loss) arising from re-measurement of U.S. loans were recorded in the Cumulative Translation Adjustment accounts.

During the year ended December 31, 2017, we recognized $2.0 million of exchange losses arising from foreign currency transactions and re-measurement of monetary assets and liabilities dominated in non-functional currency on balance sheet date.

During the year ended December 31, 2017, 3.6% of our revenue was denominated in RMB and less than 1% of revenue was denominated in NT dollars. In the year ended December 31, 2017, 19.5% of our operating expenses were denominated in RMB and 31.2% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2017, our operating expenses would have been higher by $0.4 million.

As of December 31, 2017, we held the U.S. dollar denominated liabilities net of assets of approximately $21.3 million in our China subsidiary and $35.5 million in our Taiwan branch. With respect to these U.S. Dollar denominated net liabilities as of December 31, 2017, if exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2017, our other operating expenses would have been reduced by $0.6 million. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income as reported in U.S. Dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.

b.	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report, included below, on the effectiveness of our internal control over financial reporting as of December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Houston, Texas

February 28, 2018

Item 9B.         Other Information

Not applicable.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2017.

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

Item 14.         Principal Accounting Fees and Services

The information required by Part III, Item 14, regarding principal accounting fees and services is incorporated by reference from the information contained in our Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

Part IV

Item 15.         Exhibits, Financial Statements Schedules

a) (1) The consolidated financial statements are listed on the Index to Consolidated Financial Statements to this report beginning on page F‑1.

(a)(2) Financial Statement Schedules. Financial statement schedules have been omitted, as the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto appearing in this Annual Report on Form 10-K.

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

.

Item 16.         Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated By Reference
Number	Exhibit Description		Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	2004 Incentive Share Plan	S-1	333-190591	10.4	August 13, 2013

10.2.1	†	Form of Stock Option Agreement under 2004 Incentive Share Plan	S-1	333-190591	10.4.1	August 13, 2013

10.3	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.3.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.3.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1	333-190591	10.5.2	August 13, 2013

10.4	†	Amended and Restated 2013 Equity Incentive Plan	10-K	001-36083	10.6	March 9, 2017

10.4.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

10.4.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.4.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.4.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.5	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated January 28, 2007	S-1	333-190591	10.12	August 13, 2013

10.5.1	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10. 6	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016

10.7	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016

			Incorporated By Reference
Number	Exhibit Description		Form	File No.	Exhibit	Filing Date
10.8	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016

10.9	†*	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and David C. Kuo

10.10		Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank	10-K	001-36083	10.11.13	March 6, 2014

10.11		Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank	10-K	001-36083	10.12	March 6, 2014

10.12		Translation of Lease Agreement dated April 1, 2014 between the Company and Taiwan Asset Management Corporation for office and manufacturing space at No. 18, Gong 4th Rd., Gong’er Industrial Park, Linkou District, New Taipei City 244, Taiwan (R.O.C.)	8-K	001-36083	1.01	April 7, 2014

10.13		Construction Loan Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	January 30, 2015

10.13.1		Commercial Security Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	January 30, 2015

10.13.2		Promissory Note, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	January 30, 2015

10.14		Translation of Comprehensive Credit Line Contract and General Agreement, dated April 1, 2015, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch	8-K	001-36083	10.1	April 7, 2015

10.14.1		Translation of Approval Notice of China Construction Bank, Taipei Branch	8-K	001-36083	10.2	April 7, 2015

10.15		Translation of Purchase and Sale Contract between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	June 2, 2015

10.15.1		Translation of Finance Lease Agreement between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.2	June 2, 2015

10.16		Credit Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.1	July 7, 2015

10.16.1		Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.2	July 7, 2015

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16.2	Patent Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.3	July 7, 2015

10.16.3	Trademark Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.4	July 7, 2015

10.16.4	East West Bank Promissory Note, dated June 30, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.5	July 7, 2015

10.16.5	Comerica Bank Promissory Note, dated June 30, 2015, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.6	July 7, 2015

10.16.6	2nd Lien Construction Deed of Trust, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.7	July 7, 2015

10.17	Translation of Purchase and Sale Contract between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	July 7, 2015

10.17.1	Translation of Finance Lease Agreement and Promissory Note between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.2	July 7, 2015

10.18	Office Lease Agreement between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC dated November 5, 2015	10-Q	001-36083	10.1	November 9, 2015

10.19	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	April 6, 2016

10.20	Translation of the General Crediting Agreement, dated April 8, 2016, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.1	April 14, 2016

10.20.1	Translation of the Promissory Note, dated April 8, 2016, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.2	April 14, 2016

10.20.2	Translation of Loan Approval Notice by E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.3	April 14, 2016

10.21	Translation of Comprehensive Credit Line Contract and General Agreement, dated April 22, 2016, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch	8-K	001-36083	10.1	April 28, 2016

10.21.1	Translation of Approval Notice of China Construction Bank, Taipei Branch, dated March 29, 2016	8-K	001-36083	10.2	April 28, 2016

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.21.2	Translation of the Promissory Note, dated April 22, 2016 between China Construction Bank – Taipei Branch and Applied Optoelectronics, Inc., Taiwan Branch	8-K	001-36083	10.3	April 28, 2016

10.22	Change in Terms Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	June 17, 2016

10.22.1	Notice of Final Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	June 17, 2016

10.22.2	Modification to the Construction Loan Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	June 17, 2016

10.23	First Amendment to Credit Agreement and Limited Consent, dated June 24, 2016, between Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.1	June 30, 2016

10.23.1	$17,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.2	June 30, 2016

10.23.2	$2,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.3	June 30, 2016

10.23.3	$5,000,000 Amended and Restated Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.4	June 30, 2016

10.23.4	$5,000,000 Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.5	June 30, 2016

10.23.5	$17,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.6	June 30, 2016

10.23.6	$2,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.7	June 30, 2016

10.23.7	$5,000,000 Amended and Restated Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.8	June 30, 2016

10.23.8	$5,000,000 Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.9	June 30, 2016

10.23.9	First Modification to Promissory Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.10	June 30, 2016

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.24	Change in Terms Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	October 7, 2016

10.24.1	Notice of Final Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	October 7, 2016

10.24.2	Second Modification to the Construction Loan Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	October 7, 2016

10.25	Translation of Early Termination Agreement, dated January 25, 2017, between Applied Optoelectronics, Inc. and Chailease Finance Company, Ltd.	8-K	001-36083	10.1	January 30, 2017

10.26	Loan Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2017

10.26.1	Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.2	October 4, 2017

10.26.2	Addendum to the Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.3	October 4, 2017

10.26.3	BB&T Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	October 4, 2017

10.26.4	Trademark Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	October 4, 2017

10.26.5	Patent Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	October 4, 2017

10.27	Translation of Early Termination Agreement, dated October 5, 2017, between Prime World International Holdings Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	October 11, 2017

10.28	Supply Agreement, effective November 8, 2017, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.1	February 24, 2018

10.29	Master Purchase Agreement, effective January 2, 2018, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.2	February 24, 2018

Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.30	*	Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau

10.30.1	*	Translation of Investment and Construction Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau

23.1	*	Consent of Grant Thornton LLP

24.1	Power of Attorney (see the signature page in this Annual Report on Form 10-K).

31.1	*

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.

APPLIED OPTOELECTRONICS, INC.

	By:	/s/ Chih-Hsiang (Thompson) Lin
Chih-Hsiang (Thompson) Lin,
President and Chief Executive Officer and
Chairman of the Board of Directors
February 28, 2018

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin
Chih-Hsiang (Thompson) Lin,
President, Chief Executive Officer and	February 28, 2018
Chairman of the Board of Directors
(principal executive officer)

/s/ STEFAN J. MURRY
Stefan J. Murry,
Chief Financial Officer	February 28, 2018
(principal financial officer and
principal accounting officer)

Signature	Date

/s/ William H. Yeh
William H. Yeh,	February 28, 2018
Director

/s/ Richard B. Black
Richard B. Black,	February 28, 2018
Director

/s/ Che-Wei Lin
Che-Wei Lin,	February 28, 2018
Director

/s/ Alex Ignatiev
Alex Ignatiev,	February 28, 2018
Director

/s/ Alan Moore
Alan Moore,	February 28, 2018
Director

/s/ Min-Chu (Mike) Chen
Min-Chu (Mike) Chen,	February 28, 2018
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Houston, Texas

February 28, 2018

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$82,936	$50,224
Restricted cash	1,012	1,732
Short-term investments	36	44
Accounts receivable - trade, net of allowance of $33 and $31, respectively	59,850	49,766
Inventories	75,768	51,817
Prepaid income tax	1,394	—
Prepaid expenses and other current assets	8,701	3,969
Total current assets	229,697	157,552
Cash restricted for construction in progress	—	8
Property, plant and equipment, net	197,943	144,098
Land use rights, net	804	778
Intangible assets, net	4,007	3,993
Deferred income tax assets	12,801	11,421
Other assets, net	7,732	4,468
TOTAL ASSETS	$452,984	$322,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$559	$7,865
Accounts payable	43,624	36,375
Bank acceptance payable	—	307
Accrued income taxes	7,422	974
Accrued liabilities	19,103	14,452
Total current liabilities	70,708	59,973
Notes payable and long-term debt, less current portion	49,000	34,961
TOTAL LIABILITIES	119,708	94,934
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 19,451 and 18,400 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	19	18
Additional paid-in capital	285,376	265,264
Accumulated other comprehensive gain (loss)	9,743	(885)
Retained earnings (accumulated deficit)	38,138	(37,013)
TOTAL STOCKHOLDERS' EQUITY	333,276	227,384
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$452,984	$322,318

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2017	2016	2015
Revenue, net	$382,329	$260,713	$189,903
Cost of goods sold	216,049	173,759	129,450
Gross profit	166,280	86,954	60,453
Operating expenses
Research and development	35,365	31,780	20,852
Sales and marketing	8,702	6,627	6,381
General and administrative	35,262	25,527	19,771
Total operating expenses	79,329	63,934	47,004
Income from operations	86,951	23,020	13,449
Other income (expense)
Interest income	221	247	328
Interest expense	(858)	(1,717)	(1,018)
Other income (expense), net	(1,788)	(547)	(1,591)
Total other income (expense)	(2,425)	(2,017)	(2,281)
Income before income taxes	84,526	21,003	11,168
Income tax (expense) benefit	(10,575)	10,231	(375)
Net income	$73,951	$31,234	$10,793
Net income per share
Basic	$3.87	$1.82	$0.69
Diluted	$3.67	$1.76	$0.65

Weighted average shares used to compute net income per share:
Basic	19,097,355	17,201,731	15,626,753
Diluted	20,139,105	17,712,928	16,532,850

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$73,951	$31,234	$10,793
Gain on foreign currency translation adjustment	10,628	(1,177)	(1,633)
Comprehensive income	$84,579	$30,057	$9,160

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2015, 2016 and 2017

(in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity
January 1, 2015	—	$—	14,824	$15	$192,112	$1,925	$(79,040)	$115,012
Public offering of common stock, net	—	—	1,857	2	38,646	—	—	38,648
Issuance of shares under equity plans	—	—	77	—	—	—	—	—
Stock options exercised	—	—	81	—	452	—	—	452
Share-based compensation	—	—	—	—	2,120	—	—	2,120
Net income	—	—	—	—	—	—	10,793	10,793
Loss on foreign currency translation adjustment	—	—	—	—	—	(1,633)	—	(1,633)
Other	—	—	—	—	6	—	—	6
December 31, 2015	—	$—	16,839	$17	$233,336	$292	$(68,247)	$165,398
Public offering of common stock, net	—	—	1,126	1	27,236	—	—	27,237
Issuance of shares under equity plans	—	—	276	—	—	—	—	—
Stock options exercised	—	—	159	—	859	—	—	859
Share-based compensation	—	—	—	—	3,833	—	—	3,833
Net income	—	—	—	—	—	—	31,234	31,234
Loss on foreign currency translation adjustment	—	—	—	—	—	(1,177)	—	(1,177)
December 31, 2016	—	$—	18,400	$18	$265,264	$(885)	$(37,013)	$227,384
Public offering of common stock, net	—	—	459	1	21,571	—	—	21,572
Stock options exercised, net of shares withheld for employee tax	—	—	418	—	(6,630)	—	—	(6,630)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	174	—	(2,631)	—	—	(2,631)
Share-based compensation	—	—	—	—	7,795	—	—	7,795
Cumulative effect of previously unrecognized tax benefits	—	—	—	—	—	—	1,207	1,207
Foreign currency translation adjustment	—	—	—	—	—	10,628	—	10,628
Other	—	—	—	—	7	—	(7)	—
Net income	—	—	—	—	—	—	73,951	73,951
December 31, 2017	—	$—	19,451	$19	$285,376	$9,743	$38,138	$333,276

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Operating activities:
Net income	$73,951	$31,234	$10,793
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Lower of cost or market reserve adjustment to inventory	1,866	3,707	2,832
Depreciation and amortization	20,381	14,188	9,424
Deferred income taxes, net	(114)	(11,426)	—
Loss on disposal of assets	97	126	78
Share-based compensation	7,795	3,833	2,120
Unrealized foreign exchange loss (gain)	330	(937)	2,462
Changes in operating assets and liabilities:
Accounts receivable, trade	(10,080)	(11,147)	(7,531)
Notes receivable	—	—	977
Prepaid tax	(1,386)	—	—
Inventories	(21,876)	10,207	(37,502)
Other current assets	(4,185)	4,119	(2,624)
Accounts payable	7,249	9,105	(1,258)
Accrued income taxes	6,204	988	220
Accrued liabilities	4,052	3,107	4,797
Net cash provided by (used in) operating activities	84,284	57,104	(15,212)
Investing activities:
Purchase of short-term investments	—	—	(175)
Maturities of short-term investments	8	7,752	—
Purchase of property, plant and equipment	(66,968)	(49,442)	(57,080)
Proceeds from disposal of equipment	171	14	351
Deposits and prepaid for equipment	(2,871)	688	(4,238)
Purchase of intangible assets	(499)	(547)	(478)
Net cash used in investing activities	(70,159)	(41,535)	(61,620)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	—	28,858	16,944
Principal payments of long-term debt and notes payable	(42,758)	(5,855)	(2,413)
Proceeds from line of credit borrowings	88,003	117,172	144,386
Repayments of line of credit borrowings	(39,003)	(163,068)	(121,386)
Proceeds from bank acceptance payable	—	5,850	8,257
Repayments of bank acceptance payable	(309)	(8,398)	(6,361)
Repayments of note payable	—	(1,000)	(1,000)
Exercise of stock options	1,460	859	452
Payments of tax withholding on behalf of employees related to share-based compensation	(10,721)	—	—
Proceeds from common stock offering, net	21,572	27,237	38,648
Other	—	—	6
Net cash provided by financing activities	18,244	1,655	77,533
Effect of exchange rate changes on cash	(385)	1,947	(592)
Net increase in cash, cash equivalents and restricted cash	31,984	19,171	109
Cash, cash equivalents and restricted cash at beginning of period	51,964	32,793	32,684
Cash, cash equivalents and restricted cash at end of period	$83,948	$51,964	$32,793
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$872	$1,689	$1,070
Income taxes	5,835	(12)	650

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND OPERATIONS

Applied Optoelectronics, Inc. (“AOI” or the “Company”) was incorporated in the State of Texas on February 28, 1997. In March 2013, the Company converted into a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, telecommunications and fiber-to-the-home. The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (“Prime World”, incorporated in the British Virgin Islands). Prime World is the parent of Global Technology, Inc. (“Global”, incorporated in the People’s Republic of China).  Through Global, the Company primarily manufactures certain of its data center transceiver products, including subassemblies and transceivers, as well as Cable TV Broadband (“CATV”) systems and equipment, and performs research and development activities for the CATV products. Prime World also operates a branch in Taiwan, which primarily manufactures transceivers. The Company also has a research and development center in Duluth, Georgia.

.

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

2.            Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. This reclassification includes the presentation of revenue in Note O – Segment and Geographic Revenue.  In 2015, revenue by geographic region was reclassified between the United States, Taiwan and China to conform to the current year presentation by classifying consigned inventory revenue based on manufacturing location rather than consignment sale location.

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

6.            Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $21.0 million and $10.7 million at December 31, 2017 and 2016, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2017, approximately $58.8 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

7.            Restricted Cash/Compensating Balances

The Company is required to maintain a compensation deposit equal to 30% of its bank acceptance notes to vendors and a standby letter of credit issued for guaranty of its Taiwan credit facility with a China bank. The Company’s Taiwan subsidiary also uses time deposits for customs guarantees as well as compensation balances with a Taiwan bank for its credit facility. As of December 31, 2017 and 2016, the amount of restricted cash was $1.0 million and $1.7 million, respectively.

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

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2017, 2016 and 2015, its top five customers represented 86.1%, 87.8% and 81.8% of its revenue, respectively. In 2017, Amazon, Facebook and Microsoft represented 35.4%, 28.6% and 13.8% of its revenue, respectively. In 2016, Amazon, Microsoft and Arris represented 54.6%, 18.3% and 5.8% of its revenue, respectively. In 2015, Amazon, Microsoft and Cisco represented 52.5%, 11.6% and 10.4% of its revenue, respectively.  The five largest receivable balances for customers represented an aggregate of 82.6%, and 88.3% of total accounts receivable at December 31, 2017 and 2016, respectively. As of December 31, 2017, Amazon and Microsoft represented 36.1% and 19.5% of total accounts receivable, respectively. As of December 31, 2016, Amazon and Arris represented 62.1% and 10.6% of total accounts receivable, respectively. No other customer represented greater than ten percent of revenue in 2017, 2016 or 2015 or greater than ten percent of total accounts receivable at December 31, 2017 or 2016.

10.          Inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. The Company assesses the valuation of its inventory on a periodic basis and provides write-offs for the value of estimated excess and obsolete inventory based on estimates of future demand.

11.          Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the following estimated useful lives:

Useful lives

Buildings	20 - 42 years

Land improvements	10 years

Machinery and equipment	2 - 20 years

Furniture and fixtures	3 - 7 years

Computer equipment and software	3 - 10 years

Leasehold improvements	The shorter of the life of the applicable lease or the useful life of the improvement

Transportation equipment	5 years

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

Land use rights allow the Company rights for 50 years to certain land in Ningbo, China on which the Company built a facility that included office space, manufacturing operations and employee dormitories. The land use rights are recorded at cost and are amortized on the straight-line basis over the useful life of the related contract. The land use rights expire on October 7, 2054 and December 28, 2067.

12.          Intangible Assets

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2017, the Company had 241 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life of 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

13.          Impairment of Long-Lived Assets

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

14.          Comprehensive Income (Loss)

ASC 220, Comprehensive Income, (“ASC 220”) establishes rules for reporting and display of comprehensive income and its components. ASC 220 requires that unrealized gains and losses on the Company’s foreign currency translation adjustments be included in comprehensive income.

15.          Share-based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the estimated grant date fair value in order to recognize compensation cost for those shares expected to vest. Compensation cost is recognized on a straight-line basis over the vesting period of the options and adjusted as forfeitures occur.

16.          Revenue Recognition

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

17.          Product Warranty

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defective occurs. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs may exceed the accrual, cost of sales will increase in the future. As of December 31, 2017 and 2016, the amount of accrued warranty was $1.1 million and $0.7 million, respectively.

18.           Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

19.          Research and Development

Research and development costs are charged to operations as incurred. The Company receives reimbursement for certain development costs, which are capitalized when incurred, up to the reimbursable amount.

20.           Income Taxes

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

21.       Recent Accounting Pronouncements

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

Recent Accounting Pronouncements Yet to be Adopted

The FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company plans to adopt this pronouncement in 2018 and does not expect any material impact on its financial statements.

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

As a result of this process, the Company has identified several areas where the new guidance may cause revenue recognition differences, possibly affecting either the timing or amount of revenue recognized in a given financial period. These areas include:

•

Revenue associated with customer rebates. In some cases, the Company offers cash rebates to certain customers when they purchase its products. Under the new guidance, any rebates expected to be offered to the customers must be deducted from the sales price of the goods in the same period in which the revenue for the products is recognized. In 2017, the aggregate amount of these rebates was immaterial and they are not expected to be material in 2018.

•

Timing of revenue recognition for certain engineering service contracts. From time to time, the Company undertakes engineering services for its customers. Typically, these services involve customizing or modifying products to better suit specific customer requirements. In some cases, customers pay all or a portion of the costs associated with these services. Under the new guidance, each of the services offered must be analyzed as a separate performance obligation and the timing of revenue recognition for some of these performance obligations may differ from the Company’s current practice. In 2017, the effect of these timing differences was not material, and material changes are not expected in 2018 as the Company adopts this new standard.

•

Revenue generated from shipping and handling activities. Depending on its agreement with its customers, the Company may in some cases provide shipping and handling services for products it sells. There is disparity in the agreements related to various customers, especially concerning the timing of transfer of control of the goods to the customer, and the relationship of this timing relative to the shipping and handling activities themselves. As a result of this disparity, in order to simplify its

Accounting, the Company expects to utilize the practical expedient provided in ASC 606-10-25-18B, and treat all product shipping and handling activities as fulfillment activities, and therefore recognize the gross revenue associated with the contract, inclusive of any shipping and handling revenue. This is similar to the Company’s current practice and therefore the effect of the new guidance is immaterial.

•

Revenue generated from product warranty. Generally the Company offers a warranty on products it sells to its customers. The warranty period is typically one year from the date of purchase, but in some cases customers have negotiated longer warranty periods. The Company’s obligation under its warranty provision generally includes troubleshooting, repair and/or replacement of any goods that are found to have manufacturing defects. The Company has concluded that this represents an assurance-type warranty, as described in the guidance, and therefore does not constitute a separate performance obligation. Therefore, revenue associated with products, even when under warranty, will continue to be recognized on a gross basis. This is similar to the Company’s current practices and therefore the new guidance is not expected to result in a material change in revenue amount or timing.

The Company plans to adopt the new standard using the modified-retrospective method on January 1, 2018, as required.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Tax Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company will elect to treat any potential GILTI inclusions as a period cost as it is not projecting any material impact from GILTI inclusions.

NOTE C—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	As of December 31,
	2017	2016
Cash and cash equivalents	$82,936	$50,224
Restricted cash	1,012	1,740
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$83,948	$51,964

NOTE D—EARNINGS PER SHARE

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

The following table presents the computation of the basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year ended December 31,
	2017	2016	2015

Numerator:
Net income	$73,951	$31,234	$10,793
Denominator:
Weighted average shares used to compute net income per share
Basic	19,097	17,202	15,627
Effective of dilutive options and restricted stock units	1,042	511	906
Diluted	20,139	17,713	16,533
Net income per share
Basic	$3.87	$1.82	$0.69
Diluted	$3.67	$1.76	$0.65

NOTE E—INVENTORIES

At December 31, 2017 and 2016, inventories consisted of the following (in thousands):

	As of December 31,
	2017	2016
Raw materials	$26,648	$21,518
Work in process and sub-assemblies	31,060	24,334
Finished goods	18,060	5,965
	$75,768	$51,817

For the years ended December 31, 2017, 2016 and 2015, the lower of cost or market reserve adjustment expensed for inventory was $1.9 million, $3.7 million and $2.8 million, respectively. For the years December 21, 2017, 2016 and 2015, the direct inventory write-offs related to scrap and damaged inventories were $6.8 million, $5.0 million and $1.0 million, respectively.

NOTE F—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	As of December 31,
	2017	2016
Land improvements	$806	$792
Building and improvements	78,785	69,368
Machinery and equipment	168,993	108,724
Furniture and fixtures	4,663	4,227
Computer equipment and software	8,248	6,836
Transportation equipment	718	236
	262,213	190,183
Less accumulated depreciation and amortization	(70,194)	(49,175)
	192,019	141,008
Construction in progress	4,823	1,989
Land	1,101	1,101
Property, plant and equipment, net	$197,943	$144,098

For the years ended December 31, 2017, 2016 and 2015, depreciation expense of property, plant and equipment was $19.9 million $13.7 million and $9.0 million, respectively.

NOTE G—INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods indicated (in thousands):

	2017
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,524	$(2,519)	$4,005
Trademarks	14	(12)	2
Total intangible assets	$6,538	$(2,531)	$4,007

	2016
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$5,987	$(1,997)	$3,990
Trademarks	14	(11)	3
Total intangible assets	$6,001	$(2,008)	$3,993

For the years ended December 31, 2017, 2016 and 2015, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.5 million, $0.5 million and $0.4 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 8.0 years.

At December 31, 2017, future amortization expense for intangible assets is estimated to be (in thousands):

2018	$485
2019	485
2020	485
2021	486
2022	486
thereafter	1,580
$4,007

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$82,936	$—	$—	$82,936
Restricted cash	1,012	—	—	1,012
Short term investments	36	—	—	36
Total assets	$83,984	$—	$—	$83,984
Liabilities:
Bank acceptance payable	—	$—	—	$—
Total liabilities	$—	$—	$—	$—

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$50,224	$—	$—	$50,224
Restricted cash	1,740	—	—	1,740
Short term investments	44	—	—	44
Total assets	$52,008	$—	$—	$52,008
Liabilities:
Bank acceptance payable	—	$307	—	$307
Total liabilities	$—	$307	$—	$307

NOTE I—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31,
	2017	2016

Revolving line of credit with a U.S. bank up to $50,000 with interest at LIBOR plus 1.5%, maturing September 28, 2020	$49,000	$—
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%	—	2,925
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%	—	9,500
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 2%	—	21,670
Notes payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018	559	2,919
Notes payable to a finance company due in monthly installments with 4% interest, maturing March 31, 2019	—	5,812
Total	49,559	42,826
Less current portion	(559)	(7,865)
Non-current portion	$49,000	$34,961

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$—	$307

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2017.

Maturities of notes payable and long-term debt are as follows for the future years ending December 31 (in thousands):

2018	$559
2019	—
2020	49,000
2021	—
2022	—
2023 and thereafter	—
Total outstanding	$49,559

On June 14, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Modification of the Construction Loan Agreement (the “Modification Agreement”) in connection with the Construction Loan Agreement with East West Bank for up to $22.0 million dollars to finance the construction of the Company’s campus expansion plan in Sugar Land, Texas, originally dated January 26, 2015 (the “Construction Loan Agreement”). Upon signing the original Construction Loan Agreement, the Company deposited $11.0 million into a restricted bank account for owner’s contribution of construction costs. The Modification Agreement had a fifteen-month draw down period with monthly interest payments commencing on February 26, 2015 and ending on July 31, 2016. Thereafter, the entire outstanding principal balance was to be converted to a sixty-six month term loan with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment commenced on August 26, 2016, and continue the same day of each month thereafter. The final principal and interest payment would have been due on January 26, 2022 and would have included all unpaid principal and all accrued and unpaid interest. The Company was permitted to pay without penalty all or a portion of the amount owed earlier than due. Under the Construction Loan Agreement, the loan bore interest at an annual rate based on the one-month LIBOR Borrowing Rate plus 2.75%, and the interest rate was adjusted to LIBOR Borrowing Rate plus 2.0% under the Modification Agreement.

On October 5, 2016, the Company executed a Change in Terms Agreement, Notice of Final Agreement and Second Modification to the Construction Loan Agreement (the “Second Modifications”) to the Construction Loan Agreement with East West Bank. The Second Modifications amended and restated in part the Company’s Promissory Note and Construction Loan Agreement, which was originally executed on January 26, 2015, and the Modification Agreement. The draw down period end date, under the Second Modifications, was amended from July 31, 2016 to September 30, 2016. And thereafter, the entire outstanding principal balance was to be converted to a sixty-four month term loan, amended from a sixty-six month term loan, with principal and interest payments due monthly amortized over three hundred months. The first principal and interest payment was due on October 26, 2016 and would have continued on the same day of each month thereafter. The final principal and interest payment was due on January 26, 2022 and would have included all unpaid principal and all accrued and unpaid interest. Except as expressly changed by the Second Modifications, the terms of the original obligation and the Modification Agreement remained unchanged. On September 28, 2017, the Company repaid the outstanding balance of $11.2 million and terminated the loan.

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

On September 28, 2017, the Company entered into a Loan Agreement, a Promissory Note, an Addendum to the Promissory Note, a BB&T Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement (together the “Credit Facility”) with Branch Banking and Trust Company (“BB&T”). The Credit Facility provides the Company with a three year, $50 million, revolving line of credit. Borrowings under the Credit Facility will be used for general corporate purposes. The Company will make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. The Company’s obligations under the Credit Facility will be secured by the Company’s accounts receivable, inventory, intellectual property, and all business assets with the exception of real estate and equipment. Borrowings under the Credit Facility will bear interest at a rate equal to the one-month LIBOR plus 1.50%. The Credit Facility requires the Company to maintain certain financial covenants and also contains representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of December 31, 2017, the Company was in compliance with all covenants under the Credit Facility. As of December 31, 2017, $49.0 million was outstanding under the Credit Facility.

On May 27, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, approximately $6.0 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, approximately $0.1 million, to 3,322,413 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, approximately $2.0 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27, 2018. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of December 31, 2017, $0.6 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement had a three-year term with monthly lease payments range from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate was calculated to be 4.0%. The title to the equipment was to be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. On October 6, 2017, the Company repaid the outstanding balance and terminated the loan and title to the equipment was transferred to its Taiwan branch.

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

As of December 31, 2017 and 2016, the Company had $1.0 million and $75.8 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 1.56425% and 0.77167% at December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, there was $1.0 million and $1.7 million of restricted cash, investments or security deposit associated mainly with the loan facilities, respectively.

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	As of December 31,
	2017	2016
Accrued payroll	$11,693	$9,231
Accrued rent	1,180	959
Accrued employee benefits	2,035	1,572
Accrued state and local taxes	951	607
Advance payments	441	252
Accrued product warranty	1,118	705
Accrued commission expenses	425	205
Accrued professional fees	181	163
Accrued other	1,079	758
	$19,103	$14,452

NOTE K—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following for the periods indicated (in thousands):

	Year ended December 31,
	2017	2016	2015
Foreign exchange transaction loss	$(2,012)	$(617)	$(1,847)
Government subsidy income	211	164	217
Other non-operating gain	110	32	117
Loss on disposal of assets	(97)	(126)	(78)
	$(1,788)	$(547)	$(1,591)

NOTE L—INCOME TAXES

The sources of the Company’s income from operations before income taxes were as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Domestic	$17,497	$10,047	14,062
Foreign	67,029	10,956	(2,894)
Total income before income taxes	$84,526	$21,003	11,168

The provision for income tax expense (benefit) for the years ended December 31, was as follows (in thousands):

Current:	2017	2016	2015
Federal	$—	$(15)	$168
State	(292)	256	207
Foreign	10,965	962	—
Total	$10,673	$1,203	$375
Deferred:
Federal	$2,015	$(10,794)	$—
State	(1,669)	(130)	—
Foreign	(444)	(510)	—
Total	$(98)	$(11,434)	$—

Income tax (benefit) expense	$10,575	$(10,231)	$375

Deferred income tax assets and liabilities result principally from net operating losses, different methods of recognizing depreciation, reserves for doubtful accounts and inventory, research & development credits and foreign tax credits. At December 31, the net deferred tax assets and liabilities are comprised of the following approximate amounts (in thousands):

	2017	2016
NOL carryforward	$7,739	$12,866
Inventory reserves	837	869
AMT credit	345	424
Unrealized gains and losses	92	(6)
Share-based compensation	732	1,453
Foreign tax credit	2,018	—
Research and development credits	4,626	—
Other	573	255
Deferred tax assets	16,962	15,861
Less valuation allowance	—	(1,663)
Deferred tax assets, net	16,962	14,198
Depreciation and amortization	(4,161)	(2,777)
Deferred tax liabilities	(4,161)	(2,777)
Deferred tax assets, net	$12,801	$11,421

A valuation allowance was established to reduce a deferred tax asset to the amount that will more likely than not be realized. This reduction was primarily necessary due to the uncertainty of the Company’s ability to utilize all of the net operating loss carry forwards. The valuation allowance decreased by $1.7 million in 2017 and decreased by approximately $13.1 million in 2016. The decrease in 2017 was the result of the removal of its valuation allowance on China deferred income tax assets. The decrease in 2016 was primarily the result of the removal of its valuation allowance on U.S. and Taiwan deferred income tax assets.

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

On the basis of this evaluation, as of December 31, 2017, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $1.7 million are realizable. It therefore reduced the valuation allowance accordingly. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence is no longer present and additional weight is given to subjective evidence such as its projections for growth.

The Company has a U.S. net operating loss carry forward of approximately $37.7 million, which, if unused, expires between 2025 and 2032. The Company has U.S. and state research and development tax credits of $4.6 million, which, if unused, expire between 2028 and 2037. In addition, the Company has foreign tax credits of $2.0 million, which, if unused, will expire in 2027. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. During 2015 and 2016, the Company updated its Section 382 analysis resulting in the recognition of additional utilizable net operating losses. Additional ownership changes could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

On January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The new standard requires that the tax impact related to the difference between share-based compensation for book and tax purposes be recognized as income tax benefit or expense in its condensed consolidated statement of operations in the reporting period in which such awards vest. The standard also required a modified retrospective adoption for previously unrecognized excess tax benefits. Accordingly, the Company recognized a deferred tax asset of $1.2 million and a corresponding credit to retained earnings in conjunction with the adoption. The effects of adopting the other provisions of ASU 2016-09 were not significant. See also Note 2 —Significant Accounting Policies —Recent Accounting Pronouncements for additional information.

A reconciliation of the U.S. federal income tax rate of 35% for the years ended December 31, to the Company’s effective income tax rate follows (in thousands):

	2017	2016	2015
Expected taxes	$29,584	$7,351	$3,797
Non-deductible/non-taxable items	1,212	565	157
Foreign rate differences	(11,656)	(654)	(1,267)
Foreign permanent differences	416	(1,005)	—
Increase (decrease) in valuation allowance	(1,700)	(13,063)	2,052
Share-based compensation	(10,348)	—	—
Section 382 limitation	—	(3,065)	(4,382)
Changes in tax rates	2,768	(361)	—
Repatriation tax, net of foreign tax credit	5,067	—	—
Research and development credits	(2,821)	—	—
Uncertain tax positions	(1,616)	—	—
Other, net	(331)	1	18
Tax (benefit) expense	$10,575	$(10,231)	$375

The Company’s provision for income taxes in 2017 was higher than in 2016 primarily due to an increase in pre-tax income and the provisional effect of the 2017 Tax Act, partially offset by excess tax benefits from stock-based compensation and recording research and development credits, including a portion of which were previously uncertain. The 2017 changes in tax laws or rates includes an estimate of the impact due to change in US tax rate of $2.8 million and an estimate of the repatriation tax of $5.0 million, as discussed further below.

The Company’s provision for income taxes in 2016 was lower than in 2015 primarily due to the release of its valuation allowances on U.S. and Taiwan deferred income taxes, partially offset by an increase in pre-tax income.

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2017. Global Technology, Inc. renewed its National high-tech enterprise certificate and was therefore extended its three-year tax preferential status from November 2017 to November 2020. This tax holiday reduced its 2017 income tax provision by approximately $1.4 million, but had no overall effect on the 2016 and 2015 income tax provision due to a full valuation allowance. This tax holiday increased its fiscal 2017 diluted earnings per share by approximately $0.07, but had no effect on its 2016 or 2015 diluted earnings per share due to the full valuation allowance. Effective January 1, 2016, China expanded the scope of the National high-tech enterprise to include additional deductions for qualifying research and development.

In general, it is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. As of December 31, 2017, the Company had not made a provision for state income taxes or additional foreign withholding taxes on approximately $63 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the U.S.  While the transition tax described below results in a reduction to undistributed foreign earnings to tax in the future, an actual repatriation from our foreign subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. The Company will record the tax effects of any change in its prior assertion with respect to these investments, and disclose any unrecognized deferred tax liability for temporary differences related to its foreign investments, if practicable, in the period that the Company is first able to make a reasonable estimate.

As of December 31, 2017, December 31, 2016 and December 31, 2015, the total amount of unrecognized tax benefit was $0.2 million, $1.8 million, and $1.8 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2017	2016	2015
Unrecognized tax benefits — January 1	$1,797	$1,797	$1,659
Gross increases — tax positions in prior period		—	332
Gross decreases — tax positions in prior period	(1,616)	—	(194)
Unrecognized tax benefits — December 31	$181	$1,797	$1,797

As of December 31, 2017 the Company had $0.2 million of unrecognized tax benefits related to U.S. tax benefits recognized for prior branch losses. During 2017 the Company assessed its unrecognized tax benefits related to research and development credits from prior years.  As a result, the Company recognized the full benefit for research and development credits and an increase in deferred tax assets in the amount of $1.6 million. As of December 31, 2016 and 2015, the Company had $1.8 million of unrecognized tax benefits related to U.S. tax benefits recognized for prior year branch losses and research and development credits, respectively. If recognized, none of the amounts would have an impact on the Company’s effective tax rate, but rather would result in adjustments to other tax accounts, primarily deferred taxes. The Company believes that it is reasonably possible that none of its remaining unrecognized tax positions may be recognized by the end of 2018.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2017 as a result of net operating losses. During 2016, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2014 through 2016. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2009 forward for various foreign jurisdictions.

.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). On December 22, 2017, H.R.1, known as the "Tax Cuts and Jobs Act," was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (GILTI); (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Among other things, the Tax Act permanently lowers the corporate tax rate to 21 percent from the existing maximum rate of 35 percent, subjecting foreign earnings in excess of an allowable return to U.S. taxation, adopting a territorial tax regime and imposing a one-time transitional tax on deemed repatriated earnings of foreign subsidiaries (“repatriation tax), effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21 percent, U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities with resulting tax effects accounted for in the reporting period of enactment. The Company estimates that the change in tax rate will have an impact of $2.8 million, while the Company estimates the repatriation tax will have an impact of $5.0 million, based on $9.0 million of income tax, offset by foreign tax credits of $4.0 million.

The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company has recorded a decrease related to Deferred Tax Assets of $2.8 million, with a corresponding net adjustment to deferred income tax expense of $2.8 million for the year ended December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $5.0 million. However, the Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax.

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act.

The Tax Act also repealed corporate AMT for tax years beginning after December 31, 2017. AMT credit carryforwards that have not yet been used may be refunded in future years even though no income tax liability exists or continue to offset any regular income tax liability in years 2018 through 2020. The Company has continued to present the AMT credit carryforwards as a deferred tax asset until the period in which amounts are determined to be recoverable as a refund.

The Company also recognized a provisional reduction to net deferred tax assets of $0.7 million attributable to the accelerated depreciation for certain assets placed into service after September 27, 2017. This provisional adjustment resulted in a decrease in income tax payable of $1.1 million. The income tax effects for this position requires further analysis due to the volume of data required to complete the calculations, and the Company expects to complete that analyses in the second half of 2018.

In connection with the Company’s initial analysis of the impact of the Tax Act and based on its best estimate of the impact of the Tax Act in the Company’s year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing, the Company does not expect other provisions of the Act, such as the BEAT provisions, interest limitations, and NOL limitations to have a material impact on the financial statements.

NOTE M—SHARE-BASED COMPENSATION

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan

•	the 2000 Share Incentive Plan

•	the 2004 Share Incentive Plan

•	the 2006 Share Incentive Plan

•	the Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (shares and intrinsic values in thousands):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
Outstanding, January 1, 2015	1,423	$8.96		4.48		$3,486
Exercised	(81)	7.09	$16.53	2.62		762
Forfeited	(32)	8.96		4.43		212
Outstanding, December 31, 2015	1,310	9.07		4.59		10,598
Exercised	(159)	6.91	$19.90	2.56		2,071
Forfeited	(21)	7.96		3.29		273
Outstanding, December 31, 2016	1,130	9.40		4.90		15,872
Exercised	(418)	8.56	$59.31	4.51		21,224
Forfeited	(176)	9.42		4.97		4,998
Outstanding, December 31, 2017	536	$10.04		$5.19	5.62	$14,888
Exercisable, December 31, 2017	525	$9.96			5.61	$12,499
Vested and expected to vest	536	$10.04			5.62	$14,888

As of December 31, 2017, there was approximately $12,000 of unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over 0.08 years.

Restricted Stock Unit/Awards

The following is a summary of RSU/RSA activity (shares and intrinsic values in thousands):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
Outstanding at January 1, 2015	21		18.22	238
Granted	156	$13.62	11.06	1,722
Released	(19)		18.24	257
Cancelled/Forfeited	(6)		10.00	99
Outstanding, December 31, 2015	152		11.20	2,611
Granted	497	$13.50	15.73	7,815
Released	(122)		14.09	1,644
Cancelled/Forfeited	(10)		15.38	180
Outstanding, December 31, 2016	517		14.79	12,128
Granted	510		38.87	19,803
Released	(289)	$60.87	20.92	17,579
Cancelled/Forfeited	(31)		24.23	1,181
Outstanding, December 31, 2017	707		$29.23	$26,732
Exercisable, December 31, 2017	4			$140
Vested and expected to vest	703			$26,592

The aggregate intrinsic value of RSUs and RSAs outstanding at December 31, 2017 was $26.7 million. Unrecognized compensation expense related to these RSUs and RSAs at December 31, 2017 was $18.8 million. This expense is expected to be recognized over 2.82 years.

Share-Based Compensation

The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award and expense is adjusted as forfeitures occur.

In 2014, the Company ceased issuing stock options and began issuing RSUs and RSAs as share-based compensation to employees. The Company estimates the fair value of RSUs and RSAs at the fair market value on the grant date.

Employee share-based compensation expenses recognized for the years ended December 31, were as follows (in thousands):

Share-Based compensation - by expense type:

	2017	2016	2015
Cost of goods sold	$461	$190	$70
Research and development	1,496	591	230
Sales and marketing	481	357	217
General and administrative	5,357	2,695	1,603
Total share-based compensation expense	$7,795	$3,833	$2,120

Share-Based compensation - by award type:

	2017	2016	2015
Employee stock options	$853	$1,460	$1,538
Restricted stock units	6,942	2,373	582
Total share-based compensation expense	$7,795	$3,833	$2,120

NOTE N—STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, all of which have been designated voting common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Warrants

As of December 31, 2017 and 2016, the Company had no outstanding warrants to purchase common or preferred stock.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	For the years ended December 31,
	2017	2016	2015
Revenues:
United States	$18,209	$18,035	$16,766
Taiwan	241,820	161,611	141,107
China	122,300	81,067	32,030
	$382,329	$260,713	$189,903

	As of December 31,
	2017	2016	2015
Long-lived assets:
United States	$75,446	$66,028	$44,280
Taiwan	67,379	48,728	45,420
China	59,929	34,113	24,753
	$202,754	$148,869	$114,453

The Company serves four primary markets, the internet data center, CATV, telecom and FTTH markets. Of the Company’s total revenues in 2017, the Company earned $306.7 million, or 80.2%, from the internet data center market, $60.8 million, or 15.9%, from the CATV market, $0.5 million, or 0.1%, from the FTTH market and $12.9 million, or 3.4%, from the telecom market. Of the Company’s total revenues in 2016, the Company earned $201.3 million, or 77.2%, from the internet data center market, $43.6 million, or 16.7%, from the CATV market, $12.9 million, or 5.0%, from the telecom market and $1.6 million, or 0.6%, from the FTTH market. Of the Company’s total revenues in 2015, the Company earned $123.2 million, or 64.9%, from the internet data center market, $53.7 million, or 28.3%, from the CATV market, $9.7 million, or 5.1%, from the telecom market and $2.5 million, or 1.3%, from the FTTH market.

NOTE P—EMPLOYEE BENEFIT PLANS

On August 1, 2000, the Company established a 401(k) profit sharing plan covering employees meeting certain age and service requirements. The plan provides for discretionary Company contributions to be allocated based on the employee’s eligible contributions. The Company made contributions of $0.6 million, $0.6 million and $0.4 million to the 401(k) plan for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Employees of the Company’s Taiwan branch participate in a pension program under the Taiwan Labor Pension Act. Pension expense for Global was $0.8 million, $0.6 million and $0.3 million in the years ended for the year ended December 31, 2017, 2016 and 2015, respectively. Pension expense for the Company’s Taiwan branch was $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE Q—COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts part of its operations from leased facilities and also leases equipment. Rent expense was each $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company entered into a long-term lease agreement for land use rights in China. The agreement specified a lease fee of $5.0 million of which $1.1 million was paid in 2017 and the remaining $3.9 million will be paid in 2018.

At December 31, 2017, the approximate minimum rental commitments under noncancellable leases in excess of one year that expire at varying dates through 2029 were as follows (in thousands):

Year ending December 31,	Amount
2018	$1,066
2019	1,015
2020	1,007
2021	1,020
2022	1,020
thereafter	6,954
$12,082

The Company entered into a long-term lease agreement for land use rights in China. The agreement specified a lease fee of $5.0 million of which $1.1 million was paid in 2017 and the remaining $3.9 million will be paid in 2018.

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

The Company has also entered into employment and indemnification agreements with one other executive officer. These agreements provide that if their employment is terminated as a result of a change of control of the Company, the Company will be required to pay a severance payment in an amount equal to their six months of their annual base salary, and other additional compensation due under the terms of the agreements.

Contingencies

From time to time, the Company may be subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, inquiries, investigations, audits and other regulatory proceedings, such as described below. Except for the lawsuit described below, the Company believes that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on it.

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of the Company’s announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” The original complaint requests unspecified damages and other relief. The Company disputes the allegations set forth in the original complaint and intends to vigorously contest the matter. An amended complaint is due to be filed in this matter by March 5, 2018.

NOTE R—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

On January 8, 2018, the Company repaid its revolving bank line of credit of $49 million.

On February 8, 2018, the Company’s Chinese subsidiary, Global, entered into a 187.8 million RMB, equivalent to approximately $30.3 million USD, Construction Agreement (the “Agreement”) with Zhejiang Xinyu Construction Group Co., Ltd. (the “General Contractor”). Pursuant to the Agreement the General Contractors agree to construct a new 744,000 square feet industrial facility (the “New Facility”), to be located at the V-03-1 plot of Wangchun Industrial Park in Ningbo, China. The New Facility will be used to expand Global’s current design and manufacturing capabilities. The construction of the New Facility is anticipated to begin on March 10, 2018 and has a targeted completion date of September 1, 2019.

NOTE S—Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	First	Second	Third	Fourth
Year ended December 31, 2017	Quarter	Quarter	Quarter	Quarter

Revenue	$96,224	$117,371	$88,879	$79,855
Cost of goods sold	54,752	64,089	49,507	47,701
Gross profit	41,472	53,282	39,372	32,154
Gross margin	43.1%	45.4%	44.3%	40.3%

Operating expenses:
Research and development	7,432	8,073	9,190	10,670
Sales and marketing	1,903	2,158	2,551	2,090
General and administrative	7,822	8,786	9,580	9,074
Total operating expenses	17,157	19,017	21,321	21,834

Income from operations	24,315	34,265	18,051	10,320
Interest and other income (expense), net	(872)	(111)	(541)	(901)
Net income before taxes	23,443	34,154	17,510	9,419
Income tax (expense) benefit	(3,654)	(5,083)	1,865	(3,703)
Net income	$19,789	$29,071	$19,375	$5,716

Net income per share—basic	$1.06	$1.52	$1.00	$0.29
Net income per share—diluted	$1.00	$1.43	$0.95	$0.28

	First	Second	Third	Fourth
Year ended December 31, 2016	Quarter	Quarter	Quarter	Quarter

Revenue	$50,422	$55,254	$70,137	$84,900
Cost of goods sold	36,169	37,952	46,976	52,662
Gross profit	14,253	17,302	23,161	32,238
Gross margin	28.3%	31.3%	33.0%	38.0%

Operating expenses:
Research and development	8,396	7,814	8,362	7,208
Sales and marketing	1,680	1,610	1,594	1,743
General and administrative	5,733	5,906	6,445	7,443
Total operating expenses	15,809	15,330	16,401	16,394

Income (loss) from operations	(1,556)	1,972	6,760	15,844
Interest and other income (expense), net	34	(1,317)	(356)	(378)
Net income (loss) before taxes	(1,522)	655	6,404	15,466
Income tax (expense) benefit	192	(52)	11,332	(1,241)
Net income (loss)	$(1,330)	$603	$17,736	$14,225

Net income (loss) per share—basic	$(0.08)	$0.04	$1.03	$0.81
Net income (loss) per share—diluted	$(0.08)	$0.03	$0.97	$0.77