Form 10-Q
period 2018-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2018-05-08
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 3, 2018 there were 19,579,013 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$82,251	$82,936
Restricted cash	1,048	1,012
Short-term investments	—	36
Accounts receivable - trade, net of allowance of $31 and $33, respectively	53,655	59,850
Inventories	92,624	75,768
Prepaid income tax	1,326	1,394
Prepaid expenses and other current assets	10,921	8,701
Total current assets	241,825	229,697
Property, plant and equipment, net	204,644	197,943
Land use rights, net	6,448	804
Intangible assets, net	4,015	4,007
Deferred income tax assets	13,935	12,801
Other assets, net	4,750	7,732
TOTAL ASSETS	$475,617	$452,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$2,690	$559
Accounts payable	46,223	43,624
Accrued income taxes	7,588	7,422
Accrued liabilities	13,358	19,103
Total current liabilities	69,859	70,708
Notes payable and long-term debt, less current portion	62,464	49,000
TOTAL LIABILITIES	132,323	119,708
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 19,538 and 19,451 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	20	19
Additional paid-in capital	286,938	285,376
Accumulated other comprehensive income	16,078	9,743
Retained earnings	40,258	38,138
TOTAL STOCKHOLDERS' EQUITY	343,294	333,276
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$475,617	$452,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Revenue, net	$65,239	$96,224
Cost of goods sold	39,403	54,752
Gross profit	25,836	41,472
Operating expenses
Research and development	11,736	7,432
Sales and marketing	2,474	1,903
General and administrative	9,456	7,822
Total operating expenses	23,666	17,157
Income from operations	2,170	24,315
Other income (expense)
Interest income	52	35
Interest expense	(71)	(299)
Other expense, net	(1,027)	(608)
Total other expense	(1,046)	(872)
Income before income taxes	1,124	23,443
Income tax (expense) benefit	996	(3,654)
Net income	$2,120	$19,789
Net income per share
Basic	$0.11	$1.06
Diluted	$0.11	$1.00

Weighted average shares used to compute net income per share:
Basic	19,492,251	18,597,607
Diluted	19,988,575	19,702,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three months ended March 31,
	2018	2017
Net income	$2,120	$19,789
Gain on foreign currency translation adjustment	6,335	4,457
Comprehensive income	$8,455	$24,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2018

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity

January 1, 2018	—	$—	19,451	$19	$285,376	$9,743	$38,138	$333,276
Stock options exercised, net of shares withheld for employee tax	—	—	38	—	(609)	—	—	(609)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	49	1	(398)	—	—	(397)
Share-based compensation	—	—	—	—	2,569	—	—	2,569
Foreign currency translation adjustment	—	—	—	—	—	6,335	—	6,335
Net income	—	—	—	—	—	—	2,120	2,120
March 31, 2018	—	$—	19,538	$20	$286,938	$16,078	$40,258	$343,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2018	2017
Operating activities:
Net income	$2,120	$19,789
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Lower of cost or market reserve adjustment to inventory	877	476
Depreciation and amortization	6,964	4,302
Deferred income taxes, net	(1,103)	612
Loss (gain) on disposal of assets	(1)	49
Share-based compensation	2,569	1,507
Unrealized foreign exchange gain	(710)	(110)
Changes in operating assets and liabilities:
Accounts receivable, trade	6,195	(16,599)
Prepaid income tax	109	—
Inventories	(15,761)	(4,294)
Other current assets	(1,870)	(5,118)
Accounts payable	2,599	10,241
Accrued income taxes	—	3,042
Accrued liabilities	(6,052)	(4,221)
Net cash provided by (used in) operating activities	(4,064)	9,676
Investing activities:
Maturities of short-term investments	36	2
Purchase of property, plant and equipment	(9,659)	(7,554)
Purchase of land use rights	(5,591)	—
Proceeds from disposal of equipment	—	165
Deposits and prepaid for equipment	3,128	(1,434)
Purchase of intangible assets	(134)	(108)
Net cash used in investing activities	(12,220)	(8,929)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	26,556	—
Principal payments of long-term debt and notes payable	(341)	(14,743)
Proceeds from line of credit borrowings	44,953	—
Repayments of line of credit borrowings	(55,583)	—
Repayments of bank acceptance payable	—	(307)
Exercise of stock options	52	623
Payments of tax withholding on behalf of employees related to share-based compensation	(1,061)	(366)
Proceeds from common stock offering, net	—	21,572
Net cash provided by financing activities	14,576	6,779
Effect of exchange rate changes on cash	1,059	1,043
Net increase (decrease) in cash, cash equivalents and restricted cash	(649)	8,569
Cash, cash equivalents and restricted cash at beginning of period	83,948	51,964
Cash, cash equivalents and restricted cash at end of period	$83,299	$60,533
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$58	$225
Income taxes	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Description of Business

Business Overview

Applied Optoelectronics, Inc. (“AOI” or the “Company”) is a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, telecommunications and fiber-to-the-home. The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. In the U.S., at its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. In addition, the Company also has a research and development facility in Duluth, Georgia. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (“Prime World”, incorporated in the British Virgin Islands). Prime World is the parent of Global Technology, Inc. (“Global”, incorporated in the People’s Republic of China). Through Global, the Company primarily manufactures certain of our data center transceiver products, including subassemblies, as well as Cable TV Broadband (“CATV”) systems and equipment, and performs research and development activities for the CATV products. Prime World also operates a branch in Taiwan, which primarily manufactures transceivers.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and March 31, 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2018, as compared to the significant accounting policies described in its 2017 Annual Report, except as described below.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued Accounting Standards Update (ASU)  2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. The Company evaluated its revenues and the new guidance had immaterial impacts to recognition practices upon adoption on January 1, 2018. As part of the adoption, the Company elected to apply the new guidance on a modified retrospective basis. The Company did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue. See Note 3, " Revenue Recognition" for additional information on the required disclosures related to the impact of adopting this standard.

The FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities with further clarifications made in February 2018 with the issuance of ASU 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted this amended guidance on January 1, 2018, with no impact on the financial statements.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." ASU 2018-05, effective 2018, expands income tax accounting and disclosure guidance to include SAB 118 issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and among other things allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded as of December 31, 2017. See Note 13. “Income Taxes” for additional information on the Company’s accounting for the Tax Act.

Recent Accounting Pronouncements Yet to be Adopted

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

Note 3.   Revenue Recognition

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Under the modified retrospective method, the Company did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition ("Topic 605").

The adoption of Topic 606 represents a change in accounting principle that will provide financial statement readers with enhanced revenue recognition disclosures. In accordance with Topic 606, revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. Certain customers may receive cash and/or non-cash incentives, which are accounted for as variable consideration. To achieve this core principle, the Company applies the following five steps:

1. Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an agreement with a customer that defines each party's rights regarding the products or services to be transferred and identifies the payment terms related to these products or services, (ii) both parties to the contract are committed to perform their respective obligations, (iii) the contract has commercial substance, and (iv) the Company determines that collection of substantially all consideration for products or services that are transferred is probable based on the customer's intent and ability to pay the promised consideration. The Company applies judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's payment history or, in the case of a new customer, published credit and financial information pertaining to the customer.

2. Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised products or services, the Company must apply judgment to determine whether promised products or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised products or services are accounted for as a combined performance obligation. The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard.

3. Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. To the extent the transaction price is variable, revenue is recognized at an amount equal the consideration to which the Company expects to be entitled. This estimate includes customer sales incentives which are accounted for as a reduction to revenue and estimated using either the expected value method or the most likely amount method, depending on the nature of the program. The Company will adjust its consideration for any rebates and commissions if it is more likely than not that these conditions will be met.

4. Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless a portion of the variable consideration related to the contract is allocated entirely to a performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately.

5. Recognize revenue when or as the Company satisfies a performance obligation

The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 14, " Geographic Information.”

Note 4.   Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$82,251	$82,936
Restricted cash	1,048	1,012
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$83,299	$83,948

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

The following table sets forth the computation of the basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2018	2017

Numerator:
Net income	$2,120	$19,789
Denominator:
Weighted average shares used to compute net income per share
Basic	19,492	18,598
Effect of dilutive options and restricted stock units	497	1,104
Diluted	19,989	19,702
Net income per share
Basic	$0.11	$1.06
Diluted	$0.11	$1.00

There were no securities that were excluded from the computation of diluted net income per share.

Note 6.   Inventories

Inventories, net of inventory writedowns, consist of the following for the periods indicated (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$32,454	$26,648
Work in process and sub-assemblies	42,353	31,060
Finished goods	17,817	18,060
	$92,624	$75,768

The lower of cost or market adjustment expensed for inventory for the three months ended March 31, 2018 and 2017 was $0.9 million and $0.5 million, respectively.

Note 7.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2018	December 31, 2017
Land improvements	$806	$806
Building and improvements	81,638	78,785
Machinery and equipment	179,801	168,993
Furniture and fixtures	4,932	4,663
Computer equipment and software	8,502	8,248
Transportation equipment	741	718
	276,420	262,213
Less accumulated depreciation and amortization	(78,034)	(70,194)
	198,386	192,019
Construction in progress	5,157	4,823
Land	1,101	1,101
Property, plant and equipment, net	$204,644	$197,943

For the three months ended March 31, 2018 and 2017, depreciation expense of property, plant and equipment was $6.8 million and $4.2 million, respectively.

Included in depreciation expense was $3.8 million and $2.6 million recorded as cost of sales for the three months ended March 31, 2018 and 2017, respectively.

Note 8.   Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2018
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,670	$(2,657)	$4,013
Trademarks	14	(12)	2
Total intangible assets	$6,684	$(2,669)	$4,015

	December 31, 2017
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,524	$(2,519)	$4,005
Trademarks	14	(12)	2
Total intangible assets	$6,538	$(2,531)	$4,007

For the three months ended March 31, 2018 and 2017, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million.

The remaining weighted average amortization period for intangible assets is approximately 8 years.

Note 9.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2018	December 31, 2017

Revolving line of credit with a U.S. bank up to $60,000 with interest at LIBOR plus 1.4%, maturing September 28, 2020	$38,370	$49,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.15%, maturing April 1, 2024	21,500	—
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.3%, maturing April 1, 2023	5,056	—
Notes payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018	228	559
Total	65,154	49,559
Less current portion	(2,690)	(559)
Non-current portion	$62,464	$49,000

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2018. The one-month London Interbank Offered Rate (LIBOR) was 1.88% on March 31, 2018.

Maturities of long-term debt are as follows for the future one-year periods ending March 31, (in thousands):

2019	$2,690
2020	40,832
2021	2,462
2022	2,462
2023	2,376
2024 and thereafter	14,332
Total outstanding	$65,154

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

The Company also had a term loan with East West Bank of $5.0 million with monthly payments of principal and interest that was originally scheduled to mature on July 31, 2019. On February 27, 2017, the Company repaid the outstanding balance of $2.8 million and terminated the loan.

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

On March 30, 2018, the Company executed a First Amendment to Loan Agreement, a Note Modification Agreement and Addendum to Promissory Note for $60 million, a Promissory Note and Addendum to Promissory Note for $26 million, a Promissory Note and Addendum to Promissory Note for $21.5 million, a Texas Deed of Trust and Security Agreement, an Assignment of Lease and Rent, and an Environmental Certification and Indemnity Agreement, (collectively, the “Amended Credit Facility”), with BB&T. The Amended Credit Facility amends the Company’s three-year $50 million line of credit with BB&T, originally executed on September 28, 2017 (the “Existing Loan”). The Amended Credit Facility (1) increases the principal amount of the three-year line of credit from $50 million to $60 million (the “Line of Credit”); (2) allows the Company to borrow an additional $26 million from BB&T in the form of a five-year capital expenditure loan (the “CapEx Loan”) and (3) allows the Company to borrow an additional $21.5 million in the form of a seventy-month real estate term loan (the “Term Loan”) to refinance the Company’s plant and facilities in Sugar Land, Texas. Borrowings under the Line of Credit will bear interest at a rate equal to the one-month LIBOR plus a Line of Credit margin ranging between 1.40% and 2.0%. Borrowings under the CapEx Loan will bear interest at a rate equal to the one-month LIBOR plus a CapEx Loan margin ranging between 1.30% and 2.0%. Borrowings under the Term Loan will bear interest at a rate equal to the one-month LIBOR plus a Term Loan margin ranging between 1.15% and 2.0%. The Company will make monthly payments of principal and accrued interest with the final monthly payments being for all principal and accrued interest not yet paid. The Company’s obligations under the Amended Credit Facility will be secured by the Company’s accounts receivable, inventory, equipment, intellectual property, real property, and virtually all business assets. As of March 31, 2018, the Company was in compliance with all covenants under the Amended Credit Facility. As of March 31, 2018, $38.4 million was outstanding under the Line of Credit, $21.5 million was outstanding under the Term Loan and $5.1 million was outstanding under the CapEx Loan.

On May 27, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, approximately $6 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments ranging from 3,784,000 New Taiwan dollars, approximately $0.1 million, to 3,322,413 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, approximately $2.0 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27, 2018. The title to the equipment will be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of March 31, 2018, $0.2 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement had a three-

year term with monthly lease payments ranging from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate was calculated to be 4.0%. The title to the equipment was to be transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. On October 6, 2017, the Company repaid the outstanding balance and terminated the loan, and title to the equipment was transferred to its Taiwan branch.

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

As of March 31, 2018 and December 31, 2017, the Company had $42.6 million and $1.0 million of unused borrowing capacity, respectively.

As of March 31, 2018 and December 31, 2017, there were no restricted cash, investments or security deposit associated with the loan facilities, respectively.

Note 10.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll	$7,921	$11,693
Accrued rent	1,234	1,180
Accrued employee benefits	919	2,035
Accrued state and local taxes	218	951
Advance payments	371	441
Accrued product warranty	1,237	1,118
Accrued commission expenses	246	425
Accrued professional fees	174	181
Accrued other	1,038	1,079
	$13,358	$19,103

Note 11.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Foreign exchange transaction loss	(1,040)	(572)
Other non-operating gain	12	13
Gain (loss) on disposal of assets	1	(49)
	$(1,027)	$(608)

Note 12.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan

•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2018	536	$10.04		$5.19		$14,888
Exercised	(38)	9.95	$31.12	5.14		808
Forfeited	(47)	9.96		5.10		711
Outstanding, March 31, 2018	451	$10.05		$5.20	5.36	$6,762
Exercisable, March 31, 2018	451	$10.05			5.36	$6,762
Vested and expected to vest	451	$10.05			5.36	$6,762

As of March 31, 2018, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2018	707		$29.23	$26,732
Granted	499		33.42	16,685
Released	(77)	$33.72	25.86	2,596
Cancelled/Forfeited	(14)		32.78	355
Outstanding, March 31, 2018	1,115		$31.29	$27,940
Exercisable, March 31, 2018	6			$141
Vested and expected to vest	1,115			$27,940

As of March 31, 2018, there was $32.5 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 3.2 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Share-based compensation - by expense type
Cost of goods sold	$178	$78
Research and development	576	265
Sales and marketing	227	80
General and administrative	1,588	1,084
Total share-based compensation expense	$2,569	$1,507

	Three months ended March 31,
	2018	2017
Share-based compensation - by award type
Employee stock options	$12	$278
Restricted stock units	2,557	1,229
Total share-based compensation expense	$2,569	$1,507

Note 13.  Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company’s quarterly tax provision, and its quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting its pre-tax income and loss and the mix of jurisdictions to which they relate, tax law developments, and relative changes in permanent tax benefits or expenses

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was (88.63%) and 15.59%, respectively. For the three months ended March 31, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and recognition of the U.S. global intangible low-taxed income ("GILTI") which is partially offset by foreign tax credits. For the three months ended March 31, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions.

On December 22, 2017, the President of the United Stated signed Public Law No. 115-97, commonly referred to as the Tax Cut and Jobs Act of 2017 (the “Tax Act”).  The Tax Act makes significant change to the U.S. tax code, which include, but are not limited to, a U.S federal corporate tax rate decrease from 35% to 21% effective January 1, 2018, a shift to a modified territorial tax regime, which requires companies to pay a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain foreign subsidiaries as of December 31, 2017, a new provision designed to tax GILTI of foreign subsidiaries, a limitation of the deduction for net operating losses, elimination of net operating loss carrybacks, immediate deductions for depreciation expense for certain qualified property, additional limitations on the deductibility of executive compensation, and limitations on the deductibility of interest.

The Company was able to reasonably estimate the transition tax and recorded an initial provisional transition tax obligation of $5.0 million, with a corresponding adjustment of $5.0 million to income tax expense for the year ended December 31, 2017. As a result of new interpretive guidance issued by the Treasury and the IRS, the Company recognized an additional measurement-period adjustment of ($0.8 million), with a corresponding adjustment of $0.8 million to income tax benefit during the period. The effect of the measurement-period adjustment on the first quarter 2018 effective tax rate was approximately (71.6)%. However, the Company is continuing to gather additional information to more precisely compute the amount of the transition tax, and its accounting for this item is not yet complete because the final foreign earnings and profits calculations have not been completed. The Company expects to complete its accounting within the prescribed measurement period.

The Company will continue to refine its estimates related to the impact of the Tax Act during the one year measurement period allowed under Staff Accounting Bulletin 118 (“SAB 118”).

Additionally, the Company previously considered the earnings in its non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Company is currently analyzing its global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, but the Company has yet to determine whether it plans to change its prior assertion and repatriate earnings.  While the transition tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from its non-U.S. subsidiaries could be subject to additional foreign and U.S. state income taxes. Accordingly, the Company has not recorded any deferred taxes attributable to our investments in its foreign subsidiaries.  The Company will record the tax effects of any change in its prior assertion in the period that it completes its analysis and are able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended March 31,
	2018	2017
Revenues:
United States	$3,563	$4,519
Taiwan	33,202	51,624
China	28,474	40,081
	$65,239	$96,224

	As of the period ended
	March 31,	December 31,
	2018	2017
Long-lived assets:
United States	$75,404	$75,446
Taiwan	68,479	67,379
China	71,224	59,929
	$215,107	$202,754

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry,  et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complain on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company disputes the allegations and intends to vigorously contest the matter. We filed a motion to dismiss on April 4, 2018. Briefing on the motion to disimiss is expected to be completed on May 16, 2018.

Note 16.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Overview

We are a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, or CATV, telecommunication, or telecom and fiber-to-the-home, or FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations, and we have an additional research and development facility in Duluth, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD processes), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, telecom, FTTH and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2015. Our facilities in Ningbo, China, Taipei, Taiwan, and Sugar Land, Texas are all certified to ISO 14001:2015.

Our sales model focuses on direct engagement and close coordination with our customers to determine product design, qualifications, and performance through coordination of our sales, product engineering and manufacturing teams. Our strategy is to use our direct sales force to sell to key accounts within our markets, increasing product penetration within those customers while also growing our overall customer base in certain international and domestic markets. We have direct sales personnel in each of our U.S., Taiwan and China locations focusing on a direct and local interaction with our internet data center, CATV, telecom and FTTH customers. Throughout our sales cycle, we work closely with our customers to achieve design wins that we believe provide long-lasting relationships and promote higher customer retention.

Our principal executive offices are located at 13139 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended March 31,		Three months ended March 31,
	2018		2017
Revenue, net	$65,239	100.0%	$96,224	100.0%
Cost of goods sold	39,403	60.4%	54,752	56.9%
Gross profit	25,836	39.6%	41,472	43.1%
Operating expenses
Research and development	11,736	18.0%	7,432	7.7%
Sales and marketing	2,474	3.8%	1,903	2.0%
General and administrative	9,456	14.5%	7,822	8.1%
Total operating expenses	23,666	36.3%	17,157	17.8%
Income from operations	2,170	3.3%	24,315	25.3%
Other income (expense)
Interest income	52	0.1%	35	0.0%
Interest expense	(71)	(0.1)%	(299)	(0.3)%
Other expense, net	(1,027)	(1.6)%	(608)	(0.6)%
Total other expense	(1,046)	(1.6)%	(872)	(0.9)%
Income before income taxes	1,124	1.7%	23,443	24.4%
Income tax (expense) benefit	996	1.5%	(3,654)	(3.8)%
Net income	$2,120	3.2%	$19,789	20.6%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three months ended March 31,				Change
	2018	% of Revenue	2017	% of Revenue	Amount	%
Data Center	$50,583	77.5%	$79,594	82.7%	$(29,011)	(36.4)%
CATV	10,568	16.2%	13,094	13.6%	(2,526)	(19.3)%
Telecom	3,586	5.5%	3,171	3.3%	415	13.1%
FTTH	111	0.2%	98	0.1%	13	13.3%
Other	391	0.6%	267	0.3%	124	46.4%
Total Revenue	$65,239	100.0%	$96,224	100.0%	$(30,985)	(32.2)%

During the three months ended March 31, 2018, revenues in the internet data center market decreased by $29.0 million. This decrease was driven primarily by decreasing demand for our 40 Gbps and 100 Gbps transceivers as one of our customers reduced its demand for optical transceivers due to changes in the way they architect their network. The decrease in revenues in the CATV market for the three months ended March 31, 2018 was a result of decreased available production capacity in our China factory associated with staff turnover related to the Lunar New Year. Revenue in our telecom market increased modestly for the three month period ended March 31, 2018, compared to the prior year. The increase was primarily attributable to increased orders for some of our telecom customers, particularly in China. The increase in revenue in our FTTH market is due to the fluctuation in demand for certain older legacy products and this demand is expected to continue to fluctuate.

For the three months ended March 31, 2018 and 2017, our top ten customers represented 94.3% and 96.7% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended March 31,
	2018		2017		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$39,403	60.4%	$54,752	56.9%	$(15,349)	(28.0)%
Gross margin	25,836	39.6%	41,472	43.1%

Cost of goods sold decreased by $15.3 million, or 28.0%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the decrease in revenue over the prior year. The decrease in gross margin for the three months ended March 31, 2018 compared to the same periods ended March 31, 2017 was primarily the result of higher production costs associated with reduced capacity utilization in our China and Taiwan factories associated with the Lunar New year.

Operating expenses

	Three months ended March 31,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$11,736	18.0%	$7,432	7.7%	$4,304	57.9%
Sales and marketing	2,474	3.8%	1,903	2.0%	571	30.0%
General and administrative	9,456	14.5%	7,822	8.1%	1,634	20.9%
Total operating expenses	$23,666	36.3%	$17,157	17.8%	$6,509	37.9%

Research and development expense

Research and development expense increased by $4.3 million, or 57.9%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 40 Gbps, 100 Gbps, and 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. Research and development costs increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due mainly to increases in personnel-related costs, depreciation expenses associated with new R&D equipment purchased or transferred during the year, materials and supplies used in R&D activities and an increase in costs from R&D work orders.

Sales and marketing expense

Sales and marketing expense increased by $0.6 million, or 30.0%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. These increases were due to an increase in personnel costs, an increase in customs taxes, duties and freight, and increased trade show expenses, partially offset by decreased commissions and professional fees.

General and administrative expense

General and administrative expense increased by $1.6 million, or 20.9%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. These increases were primarily due to an increase in personnel-related costs, share-based compensation expenses, insurance expenses and professional service fees.

General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX, and other regulations governing public companies, costs of directors' and officers' liability insurance and investor relations activities. As of June 30, 2017, the market value of our common stock held by non-affiliates exceeded $700 million. As of December 31, 2017, we became a "large accelerated filer" and, accordingly, no longer qualify as an emerging growth company and no longer are able to rely on certain exemptions that were available to us as an emerging growth company. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as we continue to incur additional spending to ensure continued SOX and other regulatory compliance. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Other income (expense), net

	Three months ended March 31,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$52	0.1%	$35	0.0%	$17	48.6%
Interest expense	(71)	(0.1)%	(299)	(0.3)%	228	(76.3)%
Other income (expense), net	(1,027)	(1.6)%	(608)	(0.6)%	(419)	68.9%
Total other expense, net	$(1,046)	(1.6)%	$(872)	(0.9)%	$(174)	20.0%

Interest income increased 48.6% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, due to larger cash balances.

Interest expense decreased 76.3% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. These decreases were due to repayment of debt that had been previously borrowed to fund expansion projects.

Other income (expense) for the three months ended March 31, 2018 was expense of $1.0 million, a $0.4 million unfavorable increase as compared to the three months ended March 31, 2017. These increases were due to the increase of foreign exchange losses resulting from the unfavorable fluctuation of certain Asian currencies against the U.S. dollar.

Benefit (provision) for income taxes

	Three months ended March 31,
	2018	2017	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$996	$(3,654)	4,650	(127.3)%

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

Our effective tax rate for the three months ended March 31, 2018 and 2017 was (88.63%) and 15.59%, respectively. For the three months ended March 31, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and recognition of the U.S. global intangible low-taxed income ("GILTI") which is partially offset by foreign tax credits. For the three months ended March 31, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions.

On December 22, 2017, the President of the United Stated signed Public Law No. 115-97, commonly referred to as the Tax Cut and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes significant change to the U.S. tax code, which include, but are not limited to, a U.S federal corporate tax rate decrease from 35% to 21% effective January 1, 2018, a shift to a modified territorial tax regime, which requires companies to pay a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain foreign subsidiaries as of December 31, 2017, a new provision designed to tax GILTI of foreign subsidiaries, a limitation of the deduction for net operating losses, elimination of net operating loss carrybacks, immediate deductions for depreciation expense for certain qualified property, additional limitations on the deductibility of executive compensation, and limitations on the deductibility of interest.

We were able to reasonably estimate the transition tax and recorded an initial provisional transition tax obligation of $5.0 million, with a corresponding adjustment of $5.0 million to income tax expense for the year ended December 31, 2017. As a result of new interpretive guidance issued by the Treasury and the IRS, we recognized an additional measurement-period adjustment of ($0.8 million), with a corresponding adjustment of $0.8 million to income tax benefit during the period. The effect of the measurement-period adjustment on the first quarter 2018 effective tax rate was approximately (71.6)%. However, we are continuing to gather additional information to more precisely compute the amount of the transition tax, and our accounting for this item is not yet complete because the final foreign earnings and profits calculations have not been completed. We expect to complete our accounting within the prescribed measurement period.

We will continue to refine our estimates related to the impact of the Tax Act during the one year measurement period allowed under Staff Accounting Bulletin 118 (“SAB 118”).

Additionally, we previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. We are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, but we have yet to determine whether we plan to change our prior assertion and repatriate earnings.  While the transition tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from our non-U.S. subsidiaries could be subject to additional foreign and U.S. state income taxes. Accordingly, we have not recorded any deferred taxes attributable to our investments in our foreign subsidiaries.  We will record the tax effects of any change in our prior assertion in the period that we complete our analysis and are able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable.

Liquidity and Capital Resources

From inception until our initial public offering in September 2013, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. As of March 31, 2018, we had $42.6 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2018, our cash, cash equivalents, restricted cash and short-term investments totaled $83.3 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$(4,064)	$9,676
Net cash used in investing activities	(12,220)	(8,929)
Net cash provided by financing activities	14,576	6,779
Effect of exchange rates on cash and cash equivalents	1,059	1,043
Net increase (decrease) in cash and cash equivalents	$(649)	$8,569

Operating activities

For the three months ended March 31, 2018, net cash used in operating activities was $4.1 million. Net cash provided by operating activities consisted of our net income of $2.1 million, after the exclusion of non-cash items of $8.6 million, as well as an increase in accounts payable to our vendors of $2.6 million and a decrease in accounts receivable from our customers of $6.2 million. These cash increases were offset by a decrease in accrued liabilities of $6.1 million and an increase in inventory of $15.8 million.

For the three months ended March 31, 2017, net cash provided by operating activities was $9.7 million. Net cash provided by operating activities consisted of our net income of $19.8 million, after the exclusion of non-cash items of $7.7 million, as well as an increase in accounts payable from our vendors of $10.2 million. These cash increases were offset by an increase in accounts receivable from our customers of $16.6 million, an increase in inventories of $4.3 million, an increase in prepaid assets of $5.1 million and a decrease in accrued liabilities of $4.2 million.

Investing activities

For the three months ended March 31, 2018, net cash used in investing activities was $12.2 million, mainly for the purchase of additional machinery and equipment and land use rights in China.

For the three months ended March 31, 2017, net cash used in investing activities was $8.9 million, mainly for the purchase of additional machinery and equipment.

Financing activities

For the three months ended March 31, 2018, our financing activities provided $14.6 million in cash. This increase in cash was due to net borrowings of $15.6 million offset by $1.1 million of withholding taxes paid on behalf of employees related to their share-based compensation.

For the three months ended March 31, 2017, our financing activities provided $6.8 million in cash. We received $21.6 million in net proceeds from the sale of our common stock pursuant to an at-the market offering.  In addition, we repaid $14.7 million of notes payable.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit with Branch, Banking and Trust Company (“BB&T”) in the U.S. and a finance lease agreement for our Taiwan branch. As of March 31, 2018, we had $42.6 million of unused borrowing capacity.

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

On June 24, 2016, we entered into a First Amendment to the Credit Agreement with East West Bank and Comerica Bank (the “First Amendment”), a second lien deed of trust, multiple security agreements and promissory notes evidencing two credit facilities and a term loan originally entered into on June 30, 2015. The First Amendment increased our revolving lines of credit from $25 million to $40 million, which would have matured on June 30, 2018, and retained a $10.0 million term loan which would have matured on June 30, 2020. The First Amendment also provided for an additional $10.0 million equipment term loan with a one year drawdown period commencing on April 1, 2016 and maturing five years from the closing date of the First Amendment. The interest rate on these loans was adjusted by the First Amendment from the LIBOR Borrowing Rate plus 2.75% or 3.0% to LIBOR Borrowing Rate plus 2.0%. On September 28, 2017, we terminated the credit agreement and all outstanding balances of the loans had been repaid.

We also had a term loan with East West Bank of $5.0 million with monthly payments of principal and interest that was originally scheduled to mature on July 31, 2019. On February 27, 2017, we repaid the outstanding balance of $2.8 million and terminated the loan.

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

On March 30, 2018, we executed a First Amendment to Loan Agreement, a Note Modification Agreement and Addendum to Promissory Note for $60 million, a Promissory Note and Addendum to Promissory Note for $26 million, a Promissory Note and Addendum to Promissory Note for $21.5 million, a Texas Deed of Trust and Security Agreement, an Assignment of Lease and Rent, and an Environmental Certification and Indemnity Agreement, (collectively, the “Amended Credit Facility”), with BB&T. The Amended Credit Facility amends our three-year $50 million line of credit with BB&T, originally executed on September 28, 2017 (the “Existing Loan”). The Amended Credit Facility (1) increases the principal amount of the three-year line of credit from $50 million to $60 million (the “Line of Credit”); (2) allows us to borrow an additional $26 million from BB&T in the form of a five-year capital expenditure loan (the

“CapEx Loan”) and (3) allows us to borrow an additional $21.5 million in the form of a seventy-month real estate term loan (the “Term Loan”) to refinance our plant and facilities in Sugar Land, Texas. Borrowings under the Line of Credit will bear interest at a rate equal to the one-month LIBOR plus a Line of Credit margin ranging between 1.40% and 2.0%. Borrowings under the CapEx Loan will bear interest at a rate equal to the one-month LIBOR plus a CapEx Loan margin ranging between 1.30% and 2.0%. Borrowings under the Term Loan will bear interest at a rate equal to the one-month LIBOR plus a Term Loan margin ranging between 1.15% and 2.0%. We will make monthly payments of principal and accrued interest with the final monthly payments being for all principal and accrued interest not yet paid. Our obligations under the Amended Credit Facility will be secured by our accounts receivable, inventory, equipment, intellectual property, real property, and virtually all business assets. As of March 31, 2018, we were in compliance with all covenants under the Amended Credit Facility. As of March 31, 2018, $38.4 million was outstanding under the Line of Credit, $21.5 million was outstanding under the Term Loan and $5.1 million was outstanding under the CapEx Loan.

On May 27, 2015, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, approximately $6 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, approximately $0.1 million, to 3,322,413 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, approximately $2.0 million. The Finance Lease Agreement has a three-year term, with monthly payments, maturing on May 27, 2018. The title to the equipment will be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of March 31, 2018, $0.2 million was outstanding under this Finance Lease Agreement.

On March 31, 2016, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, approximately $10.1 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement had a three-year term with monthly lease payments ranging from 6,772,500 New Taiwan dollars, approximately $0.2 million, to 7,788,333 New Taiwan dollars, approximately $0.3 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars, approximately $2.0 million. Based on the payments made under the Finance Lease Agreement, the annual interest rate was calculated to be 4.0%. The title to the equipment was to be transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. On October 6, 2017, we repaid the outstanding balance and terminated the loan, and title to the equipment was transferred to our Taiwan branch.

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

As of March 31, 2018, there were no security deposits associated with the loan facilities, respectively.

Future liquidity needs

We believe that our existing cash and cash equivalents, and cash flows from our operating activities and borrowings from our lenders will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the expansion of our manufacturing capacity and the continuing market acceptance of our products. In the event that additional liquidity is required to meet our long-term investments, we may need to explore additional sources of liquidity by additional bank credit facilities or raising capital through additional equity or debt financing including our equity financing under our Registration Statement filed with the SEC in October 2016. The sale of additional equity or convertible  securities could result in additional dilution to our stockholders, and the terms and prices of any such sale may not be acceptable to us. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2018 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$68,782	$3,492	$44,663	$5,859	$14,768
Operating leases(2)	12,143	1,088	2,085	2,098	6,872
Total commitments	$80,925	$4,580	$46,748	$7,957	$21,640

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2018, we did not, and we do not currently, have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2017 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for doubtful accounts, inventory reserves, impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets), goodwill and other indefinite-lived intangible assets, purchase price allocation of acquisitions, service and product warranties, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry,  et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. We dispute the allegations and intend to vigorously contest the matter. We filed a motion to dismiss on April 4, 2018. Briefing on the motion to dismiss is expected to be completed on May 16, 2018.

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

We generate much of our revenue from a limited number of customers. For each year ended 2017, 2016 and 2015 and the three months ended March 31, 2018, our top ten customers represented 94.9%, 95.5%, 88.7% and 94.3% of our revenue, respectively. In 2017, Amazon represented 35.4% of our revenue, Facebook represented 28.6% of our revenue and Microsoft represented 13.8% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Our revenues, growth rates and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. We may not achieve similar revenues, growth rates or operating results in future periods. Our revenues, growth rates and operating results for any prior quarterly or annual period should not be relied upon as any indication of our future revenues, growth rates or operating results. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. For example, revenues for the three months ended March 31, 2018 decreased by 32 percent as compared to the three months ended March 31, 2017 due primarily to lower sales of 40Gbps data center transceivers, which includes a reduction in average selling prices for certain products as a result of price negotiations with our customers. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for existing and new markets, including automotive and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which anticipated material orders fail to occur, or are delayed or deferred, could be significantly harmed.

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

We depend on a limited number of suppliers for certain raw materials and components used in our products. Some of these suppliers could disrupt our business if they stop, decrease or delay shipments or if the materials or components they ship have quality or reliability issues. Some of the raw materials and components we use in our products are available only from a sole source or have been qualified only from a single supplier. Furthermore, other than our current suppliers, there are a limited number of entities from whom we could obtain certain materials and components. We may also face shortages if we experience increased demand for materials or components beyond what our qualified suppliers can deliver. Our inability to obtain sufficient quantities of critical materials or components could adversely affect our ability to meet demand for our products, adversely affecting our financial condition and results of operations.

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

We have lending arrangements with several financial institutions, including loan agreements with BB&T Bank in the U.S., and our Taiwan location has a finance lease agreement. Our loan agreements governing our long-term debt obligations in the U.S. contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with BB&T are secured by our accounts receivable, inventory, intellectual property, and all business assets including real estate and equipment. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

We have significant foreign currency exposure and are affected by fluctuations among the U.S. dollar, the Chinese renminbi, or RMB, and the New Taiwan dollar, or NT dollar, because a substantial portion of our business is conducted in China and Taiwan. Our sales, raw materials, components and capital expenditures are denominated in U.S. dollars, RMB and NT dollars in varying amounts.

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

Our operations in the U.S., China and Taiwan could be subject to significant risk of natural disasters, including earthquakes, hurricanes, typhoons, flooding and tornadoes, as well as other catastrophic events, such as epidemics, terrorist attacks or wars. For example, our corporate headquarters and wafer fabrication facility in Sugar Land, Texas is located near the Gulf of Mexico, an area that is susceptible to hurricanes. We use a proprietary MBE laser manufacturing process that requires customized equipment, and this process is currently conducted and located solely at our wafer fabrication facility in Sugar Land, Texas, such that a natural disaster, terrorist attack or other catastrophic event that affects that facility would materially harm our operations. In addition, our manufacturing facility in Taipei, Taiwan, is susceptible to typhoons and earthquakes, and our manufacturing facility in Ningbo, China, has from time to time, suffered electrical outages. Any disruption in our manufacturing facilities arising from these and other natural disasters or other catastrophic events could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. Our property insurance coverage with respect to natural disaster is limited and is subject to deductible and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. The occurrence of any of these circumstances may adversely affect our financial condition and results of operation.

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

As of December 31, 2017, we had U.S. accumulated net operating losses, or NOLs, of approximately $37.7 million, federal and state research and development credits (“R&D credits”) of $4.6 million, and foreign tax credits of $2.0 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, tax credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Based upon an analysis of our equity ownership, we believe that we have experienced ownership changes; however, we do not believe those limitations would result in a loss of tax benefits. In addition, should we experience additional ownership changes, our NOL carry forwards and tax credits may be further limited.

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

We are exposed to increased expenses and business risk as a result of Restriction on Hazardous Substances, or RoHS directives.

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

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our China subsidiary enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including FIEs, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our China subsidiary may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Since calendar year 2012, we have qualified for a preferential 15% tax rate that is available for state-encouraged new high technology enterprises. In order to retain this preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. In November 2017, we received approval from the Chinese government to extend this preferential tax treatment for an additional three years, ending November 2020. If we fail to continue to qualify for this preferential rate in the future, we may incur higher tax rates on our income in China. Any future increase in the enterprise income tax rate applicable to us or the expiration or other limitation of preferential tax rates available to us could increase our tax liabilities and reduce our net income.

The turnover of direct labor in manufacturing industries in China is high, which could adversely affect our production, shipments and results of operations.

Employee turnover of direct labor in the manufacturing sector in China is extremely high and retention of such personnel is a challenge to companies located in or with operations in China. Although direct labor costs do not represent a high proportion of our overall manufacturing costs, direct labor is required for the manufacture of our products. If our direct labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our direct labor turnover rates, then our results of operations could be adversely affected.

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

Our China subsidiary is subject to Chinese labor laws and regulations, and Chinese labor laws may increase our operating costs in China.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. For example, we have created board committees and adopted internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs. As of December 31, 2017, we became a "large accelerated filer" and, accordingly, no longer qualify as an emerging growth company and are no longer able to rely on certain exemptions that were available to us as an emerging growth company. Legal, accounting, administrative and other costs and expenses may increase in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory compliance.

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

•

change of control provisions in our stock incentive plans, and the individual stock option agreements, which provide that a change of control may accelerate the vesting of the stock options and equity awards issued under such plans.

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

10.1*

Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau dated December 29, 2017 (filed as Exhibit 10.30 to the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.2*

Translation of Agreement on Investment and Construction of Industrial Land in Ningbo dated December 29, 2017 (filed as Exhibit 10.30.1 to the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.3*

Supply Agreement between Applied Optoelectronics, Inc. and Facebook, Inc. effective November 8, 2017 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2018).

10.4*

Master Purchase Agreement between Applied Optoelectronics, Inc. and Facebook, Inc. effective January 2, 2018 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2018).

10.5**	Translation of Construction Agreement between Global Technology, Inc. and Zhejiang Xinyu Construction Group Co., Ltd. dated February 8, 2018.

10.6*

First Amendment to Loan Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.7*

Addendum to the Promissory Note ($60 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.8*

Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.9*

Addendum to the Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.10*

Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.11*

Addendum to the Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.12*

Note Modification Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.13*

Assignment of Lease and Rent, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.14*

Texas Deed of Trust and Security Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.15*

Environmental Certification and Indemnity Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

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

APPLIED OPTOELECTRONICS, INC.

Date: May 8, 2018	By:	/s/ Stefan J. Murry
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)