Form 10-Q
period 2018-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2018-08-08
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 2, 2018 there were 19,697,996 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$76,190	$82,936
Restricted cash	1,753	1,012
Short-term investments	—	36
Accounts receivable - trade, net of allowance of $32 and $33, respectively	48,668	59,850
Inventories	93,269	75,768
Prepaid income tax	638	1,394
Prepaid expenses and other current assets	10,070	8,701
Total current assets	230,588	229,697
Property, plant and equipment, net	212,105	197,943
Land use rights, net	6,096	804
Intangible assets, net	3,978	4,007
Deferred income tax assets	13,151	12,801
Other assets, net	6,286	7,732
TOTAL ASSETS	$472,204	$452,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$3,161	$559
Accounts payable	51,429	43,624
Accrued income taxes	464	7,422
Accrued liabilities	16,651	19,103
Total current liabilities	71,705	70,708
Notes payable and long-term debt, less current portion	57,868	49,000
TOTAL LIABILITIES	129,573	119,708
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 19,634 and 19,451 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	20	19
Additional paid-in capital	288,686	285,376
Accumulated other comprehensive income	5,633	9,743
Retained earnings	48,292	38,138
TOTAL STOCKHOLDERS' EQUITY	342,631	333,276
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$472,204	$452,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue, net	$87,822	$117,371	$153,061	$213,595
Cost of goods sold	53,959	64,089	93,362	118,841
Gross profit	33,863	53,282	59,699	94,754
Operating expenses
Research and development	12,645	8,073	24,381	15,505
Sales and marketing	2,377	2,158	4,851	4,061
General and administrative	9,898	8,786	19,354	16,608
Total operating expenses	24,920	19,017	48,586	36,174
Income from operations	8,943	34,265	11,113	58,580
Other income (expense)
Interest income	85	70	137	105
Interest expense	(279)	(245)	(350)	(544)
Other income (expense), net	1,581	64	554	(544)
Total other income (expense), net	1,387	(111)	341	(983)
Income before income taxes	10,330	34,154	11,454	57,597
Income tax expense	(2,296)	(5,083)	(1,300)	(8,737)
Net income	$8,034	$29,071	$10,154	$48,860
Net income per share
Basic	$0.41	$1.52	$0.52	$2.59
Diluted	$0.40	$1.43	$0.51	$2.45

Weighted average shares used to compute net income per share:
Basic	19,590,164	19,081,034	19,541,478	18,840,656
Diluted	20,079,702	20,367,127	20,012,344	19,956,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$8,034	$29,071	$10,154	$48,860
Gain (loss) on foreign currency translation adjustment	(10,445)	797	(4,110)	5,254
Comprehensive income (loss)	$(2,411)	$29,868	$6,044	$54,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2018

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity

January 1, 2018	—	$—	19,451	$19	$285,376	$9,743	$38,138	$333,276
Stock options exercised, net of shares withheld for employee tax	—	—	78	—	(1,228)	—	—	(1,228)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	105	1	(930)	—	—	(929)
Share-based compensation	—	—	—	—	5,468	—	—	5,468
Foreign currency translation adjustment	—	—	—	—	—	(4,110)	—	(4,110)
Net income	—	—	—	—	—	—	10,154	10,154
June 30, 2018	—	$—	19,634	$20	$288,686	$5,633	$48,292	$342,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2018	2017
Operating activities:
Net income	$10,154	$48,860
Adjustments to reconcile net income to net cash provided by
operating activities:
Lower of cost or market reserve adjustment to inventory	2,356	675
Depreciation and amortization	14,291	8,929
Deferred income taxes, net	(381)	2,638
Loss (gain) on disposal of assets	(5)	40
Share-based compensation	5,468	3,767
Unrealized foreign exchange gain	(1,254)	(254)
Changes in operating assets and liabilities:
Accounts receivable, trade	11,182	(23,992)
Prepaid income tax	781	—
Inventories	(21,614)	(6,357)
Other current assets	(1,489)	(4,845)
Accounts payable	7,805	17,481
Accrued income taxes	(6,926)	3,870
Accrued liabilities	(2,289)	(928)
Net cash provided by operating activities	18,079	49,884
Investing activities:
Maturities of short-term investments	36	2
Purchase of property, plant and equipment	(30,895)	(26,687)
Purchase of land use rights	(5,591)	—
Proceeds from disposal of equipment	11	170
Deposits and prepaid for equipment	1,444	(3,838)
Purchase of intangible assets	(225)	(251)
Net cash used in investing activities	(35,220)	(30,604)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	26,556	—
Principal payments of long-term debt and notes payable	(1,093)	(15,911)
Proceeds from line of credit borrowings	79,953	—
Repayments of line of credit borrowings	(93,953)	—
Repayments of bank acceptance payable		(307)
Exercise of stock options	53	1,301
Payments of tax withholding on behalf of employees related to share-based compensation	(2,212)	(1,843)
Proceeds from common stock offering, net	—	21,572
Net cash provided by financing activities	9,304	4,812
Effect of exchange rate changes on cash	1,832	(177)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,005)	23,915
Cash, cash equivalents and restricted cash at beginning of period	83,948	51,964
Cash, cash equivalents and restricted cash at end of period	$77,943	$75,879
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$255	$539
Income taxes	7,783	2,226
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	214	535

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and June 30, 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2018, as compared to the significant accounting policies described in its 2017 Annual Report, except as described below.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. The Company evaluated its revenues and the new guidance had immaterial impacts to recognition practices upon adoption on January 1, 2018. As part of the adoption, the Company elected to apply the new guidance on a modified retrospective basis. The Company did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue. See Note 3, "Revenue Recognition" for additional information on the required disclosures related to the impact of adopting this standard.

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

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." ASU 2018-05, effective 2018, expands income tax accounting and disclosure guidance to include SAB 118 issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and among other things allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded as of December 31, 2017. See Note 13, “Income Taxes” for additional information on the Company’s accounting for the Tax Act.

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

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 14, "Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended June 30,
	2018	% of Revenue	2017	% of Revenue
Data Center	$69,040	78.6%	$99,298	84.6%
CATV	14,184	16.2%	14,404	12.3%
Telecom	4,157	4.7%	3,077	2.6%
FTTH	166	0.2%	125	0.1%
Other	275	0.3%	467	0.4%
Total Revenue	$87,822	100.0%	$117,371	100.0%

	Six months ended June 30,
	2018	% of Revenue	2017	% of Revenue
Data Center	$119,623	78.2%	$178,892	83.8%
CATV	24,752	16.2%	27,498	12.9%
Telecom	7,743	5.1%	6,248	2.9%
FTTH	277	0.2%	223	0.1%
Other	666	0.4%	734	0.3%
Total Revenue	$153,061	100.0%	$213,595	100.0%

Note 4.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$76,190	$82,936
Restricted cash	1,753	1,012
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$77,943	$83,948

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

The following table sets forth the computation of the basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Numerator:
Net income	$8,034	$29,071	$10,154	$48,860
Denominator:
Weighted average shares used to compute net income per share
Basic	19,590	19,081	19,541	18,841
Effect of dilutive options and restricted stock units	490	1,286	471	1,115
Diluted	20,080	20,367	20,012	19,956
Net income per share
Basic	$0.41	$1.52	$0.52	$2.59
Diluted	$0.40	$1.43	$0.51	$2.45

There were no securities that were excluded from the computation of diluted net income per share.

Note 6.   Inventories

Inventories, net of inventory writedowns, consist of the following for the periods indicated (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$27,078	$26,648
Work in process and sub-assemblies	48,068	31,060
Finished goods	18,123	18,060
	$93,269	$75,768

The lower of cost or market adjustment expensed for inventory for the three months ended June 30, 2018 and 2017 was $1.5 million and $0.2 million, respectively. The lower of cost or market adjustment expensed for inventory for the six months ended June 30, 2018 and 2017 was $2.4 million and $0.7 million, respectively.

Note 7.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2018	December 31, 2017
Land improvements	$806	$806
Building and improvements	80,193	78,785
Machinery and equipment	184,557	168,993
Furniture and fixtures	4,860	4,663
Computer equipment and software	8,677	8,248
Transportation equipment	674	718
	279,767	262,213
Less accumulated depreciation and amortization	(81,839)	(70,194)
	197,928	192,019
Construction in progress	13,076	4,823
Land	1,101	1,101
Property, plant and equipment, net	$212,105	$197,943

For the three months ended June 30, 2018 and 2017, depreciation expense of property, plant and equipment was $7.2 million and $4.5 million, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense of property, plant and equipment was $14.0 million and $8.7 million, respectively.

Included in depreciation expense was $3.8 million and $2.8 million recorded as cost of sales for the three months ended June 30, 2018 and 2017, respectively. Included in depreciation expense was $7.6 million and $5.4 million recorded as cost of sales for the six months ended June 30, 2018 and 2017, respectively.

Note 8.   Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2018
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,736	$(2,760)	$3,976
Trademarks	14	(12)	2
Total intangible assets	$6,750	$(2,772)	$3,978

	December 31, 2017
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,524	$(2,519)	$4,005
Trademarks	14	(12)	2
Total intangible assets	$6,538	$(2,531)	$4,007

For the three months ended June 30, 2018 and 2017, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. For the six months ended June 30, 2018 and 2017, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.3 million.

The remaining weighted average amortization period for intangible assets is approximately 8 years.

Note 9.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2018	December 31, 2017

Revolving line of credit with a U.S. bank up to $60,000 with interest at LIBOR plus 1.4%, maturing September 28, 2020	$35,000	$49,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.15%, maturing April 1, 2024	21,142	—
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.3%, maturing April 1, 2023	4,887	—
Notes payable to a finance company due in monthly installments with 4.5% interest, maturing May 27, 2018	—	559
Total	61,029	49,559
Less current portion	(3,161)	(559)
Non-current portion	$57,868	$49,000

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2018. The one-month London Interbank Offered Rate (LIBOR) was 2.09% on June 30, 2018.

Maturities of long-term debt are as follows for the future one-year periods ending June 30, (in thousands):

2019	$3,161
2020	38,161
2021	3,161
2022	3,161
2023	2,993
2024 and thereafter	10,392
Total outstanding	$61,029

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

On March 30, 2018, the Company executed a First Amendment to Loan Agreement, a Note Modification Agreement and Addendum to Promissory Note for $60 million, a Promissory Note and Addendum to Promissory Note for $26 million, a Promissory Note and Addendum to Promissory Note for $21.5 million, a Texas Deed of Trust and Security Agreement, an Assignment of Lease and Rent, and an Environmental Certification and Indemnity Agreement, (collectively, the “Amended Credit Facility”), with BB&T. The Amended Credit Facility amends the Company’s three-year $50 million line of credit with BB&T, originally executed on September 28, 2017 (the “Existing Loan”). The Amended Credit Facility (1) increases the principal amount of the three-year line of credit from $50 million to $60 million (the “Line of Credit”); (2) allows the Company to borrow an additional $26 million from BB&T in the form of a five-year capital expenditure loan (the “CapEx Loan”) and (3) allows the Company to borrow an additional $21.5 million in the form of a seventy-month real estate term loan (the “Term Loan”) to refinance the Company’s plant and facilities in Sugar Land, Texas. Borrowings under the Line of Credit will bear interest at a rate equal to the one-month LIBOR plus a Line of Credit margin ranging between 1.40% and 2.0%. Borrowings under the CapEx Loan will bear interest at a rate equal to the one-month LIBOR plus a CapEx Loan margin ranging between 1.30% and 2.0%. Borrowings under the Term Loan will bear interest at a rate equal to the one-month LIBOR plus a Term Loan margin ranging between 1.15% and 2.0%. The Company will make monthly payments of principal and accrued interest with the final monthly payments being for all principal and accrued interest not yet paid. The Company’s obligations under the Amended Credit Facility will be secured by the Company’s accounts receivable, inventory, equipment, intellectual property, real property, and virtually all business assets. As of June 30, 2018, the Company was in compliance with all covenants under the Amended Credit Facility. As of June 30, 2018, $35.0 million was outstanding under the Line of Credit, $21.1 million was outstanding under the Term Loan and $4.9 million was outstanding under the CapEx Loan.

On May 27, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, to 3,322,413 New Taiwan dollars, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars. The Finance Lease Agreement had a three-year term, which matured on May 27, 2018. The title to the equipment was transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement. As of June 30, 2018, the outstanding balance under this Finance Lease Agreement had been fully repaid.

On March 31, 2016, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement had a three-year term with monthly lease payments ranging from 6,772,500 New Taiwan dollars, to 7,788,333 New Taiwan dollars, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars. Based on the payments made under the Finance Lease Agreement, the annual interest rate was calculated to be 4.0%. On October 6, 2017, the Company repaid the outstanding balance and terminated the loan, and title to the equipment was transferred to its Taiwan branch.

On June 19, 2018, Prime World’s Taiwan branch entered into a one year revolving credit facility totaling 300 million New Taiwan dollars (the “Taiwan Credit Facility”) with Taishin International Bank in Taiwan (the “Bank”). Borrowing under the Taiwan Credit Facility will be used for short-term working capital. Prime World may draw upon the Taiwan Credit Facility from June 19, 2018 until May 31, 2019. The term of each draw shall be either 90 or 120 days. Borrowings under the Taiwan Credit Facility will bear interest at a rate of 2.00% for 90 day draws and 1.95% for 120 day draws. At the end of the draw term, Prime World will make payment for all principal and accrued interest. The agreements for the Taiwan Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of June 30, 2018, there was no outstanding balance under this credit facility.

As of June 30, 2018 and December 31, 2017, the Company had $56.1 million and $1.0 million of unused borrowing capacity, respectively.

As of June 30, 2018 and December 31, 2017, there were no restricted cash, investments or security deposit associated with the loan facilities, respectively.

Note 10.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll	$9,503	$11,693
Accrued rent	1,190	1,180
Accrued employee benefits	2,020	2,035
Accrued state and local taxes	454	951
Advance payments	464	441
Accrued product warranty	1,324	1,118
Accrued commission expenses	295	425
Accrued professional fees	201	181
Accrued other	1,200	1,079
	$16,651	$19,103

Note 11.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Foreign exchange transaction gain (loss)	1,289	(128)	249	(700)
Government subsidy income	269	75	269	75
Other non-operating gain	19	108	31	121
Gain (loss) on disposal of assets	4	9	5	(40)
	$1,581	$64	$554	$(544)

Note 12.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2018	536	$10.04		$5.19		$14,888
Exercised	(80)	9.74	$32.95	4.90		1,847
Forfeited	(88)	9.93		5.10		3,083
Outstanding, June 30, 2018	368	$10.13		$5.27	5.12	$12,802
Exercisable, June 30, 2018	368	$10.13			5.12	$12,802
Vested and expected to vest	368	$10.13			5.12	$12,802

As of June 30, 2018, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2018	707		$29.23	$26,732
Granted	517		33.77	17,444
Released	(166)	$35.69	28.78	5,914
Cancelled/Forfeited	(25)		32.15	1,110
Outstanding, June 30, 2018	1,033		$31.50	$46,384
Exercisable, June 30, 2018	4			$140
Vested and expected to vest	1,033			$46,384

As of June 30, 2018, there was $30.0 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.9 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Share-based compensation - by expense type
Cost of goods sold	$211	$134	$388	$212
Research and development	676	441	1,252	706
Sales and marketing	260	169	488	249
General and administrative	1,752	1,516	3,340	2,600
Total share-based compensation expense	$2,899	$2,260	$5,468	$3,767

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Share-based compensation - by award type
Employee stock options	$12	$268	$12	$547
Restricted stock units	2,887	1,992	5,456	3,220
Total share-based compensation expense	$2,899	$2,260	$5,468	$3,767

Note 13.  Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company’s quarterly tax provision, and its quarterly estimate of its annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting its pre-tax income and loss and the mix of jurisdictions to which they relate, tax law developments, and relative changes in permanent tax benefits or expenses.

The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was 22.2% and 14.9%, respectively. For the three months ended June 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development, and recognition of the U.S. global intangible low-taxed income ("GILTI").  For the three months ended June 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions, the release of the valuation allowances recorded on the deferred tax assets in China, and the recognition of employee share-based compensation in accordance with ASU 2016-09.

The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 11.4% and 15.2%, respectively. For the six months ended June 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development, and recognition of the U.S. global intangible low-taxed income ("GILTI"). For the six months ended June 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions, the release of the valuation allowances recorded on the deferred tax assets in China, and the recognition of employee share-based compensation in accordance with ASU 2016-09.

On December 22, 2017, the President of the United Stated signed Public Law No. 115-97, commonly referred to as the Tax Cut and Jobs Act of 2017 (the “Tax Act”).  The Tax Act makes significant changes to the U.S. tax code, which include, but are not limited to: a U.S federal corporate tax rate decrease from 35% to 21%, effective January 1, 2018; a shift to a modified territorial tax regime, which requires companies to pay a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain foreign subsidiaries as of December 31, 2017; a new provision designed to tax GILTI of foreign subsidiaries; a limitation of the deduction for net operating losses; elimination of net operating loss carrybacks; immediate deductions for depreciation expense for certain qualified property; additional limitations on the deductibility of executive compensation; and limitations on the deductibility of interest.

The Company was able to reasonably estimate the transition tax and recorded an initial provisional transition tax obligation of $5.0 million, with a corresponding adjustment of $5.0 million to income tax expense for the year ended

December 31, 2017. As a result of new interpretive guidance issued by the Treasury and the IRS, the Company recognized an additional measurement-period adjustment of ($0.8 million), with a corresponding adjustment of $0.8 million to income tax benefit during the six months ended June 30, 2018. The effect of the measurement-period adjustment on the second quarter 2018 effective tax rate was approximately (7) %. However, the Company is continuing to gather additional information to more precisely compute the amount of the transition tax, and its accounting for this item is not yet complete because the final foreign earnings and profits calculations have not been completed. The Company expects to complete its accounting within the prescribed measurement period.

The Company will continue to refine its estimates related to the impact of the Tax Act during the one year measurement period from December 22, 2017 allowed under Staff Accounting Bulletin 118 (“SAB 118”).

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
United States	$3,768	$4,112	$7,331	$8,631
Taiwan	28,970	67,696	62,173	119,321
China	55,084	45,563	83,557	85,643
	$87,822	$117,371	$153,061	$213,595

	As of the period ended
	June 30,	December 31,
	2018	2017
Long-lived assets:
United States	$79,181	$75,446
Taiwan	65,677	67,379
China	77,321	59,929
	$222,179	$202,754

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry,  et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company disputes the allegations and intends to vigorously contest the matter. We filed a motion to dismiss on April 4, 2018. Lead Plaintiff filed a response in opposition to the motion to dismiss on May 4, 2018, and briefing was completed on May 21, 2018. Further deadlines in this matter have been stayed until the court issues a decision on the pending motion to dismiss.

Note 16.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2018		2017		2018		2017
Revenue, net	$87,822	100.0%	$117,371	100.0%	$153,061	100.0%	$213,595	100.0%
Cost of goods sold	53,959	61.4%	64,089	54.6%	93,362	61.0%	118,841	55.6%
Gross profit	33,863	38.6%	53,282	45.4%	59,699	39.0%	94,754	44.4%
Operating expenses
Research and development	12,645	14.4%	8,073	6.9%	24,381	15.9%	15,505	7.3%
Sales and marketing	2,377	2.7%	2,158	1.8%	4,851	3.2%	4,061	1.9%
General and administrative	9,898	11.3%	8,786	7.5%	19,354	12.6%	16,608	7.8%
Total operating expenses	24,920	28.4%	19,017	16.2%	48,586	31.7%	36,174	17.0%
Income from operations	8,943	10.2%	34,265	29.2%	11,113	7.3%	58,580	27.2%
Other income (expense)
Interest income	85	0.1%	70	0.1%	137	0.1%	105	0.0%
Interest expense	(279)	(0.3)%	(245)	(0.2)%	(350)	(0.2)%	(544)	(0.2)%
Other income (expense), net	1,581	1.8%	64	0.0%	554	0.3%	(544)	(0.2)%
Total other income (expense), net	1,387	1.6%	(111)	(0.1)%	341	0.2%	(983)	(0.4)%
Income before income taxes	10,330	11.8%	34,154	29.1%	11,454	7.5%	57,597	26.8%
Income tax expense	(2,296)	(2.6)%	(5,083)	(4.3)%	(1,300)	(0.9)%	(8,737)	(4.1)%
Net income	$8,034	9.2%	$29,071	24.8%	$10,154	6.6%	$48,860	22.7%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three months ended June 30,				Change
	2018	% of Revenue	2017	% of Revenue	Amount	%
Data Center	$69,040	78.6%	$99,298	84.6%	$(30,258)	(30.5)%
CATV	14,184	16.2%	14,404	12.3%	(220)	(1.5)%
Telecom	4,157	4.7%	3,077	2.6%	1,080	35.1%
FTTH	166	0.2%	125	0.1%	41	32.8%
Other	275	0.3%	467	0.4%	(192)	(41.1)%
Total Revenue	$87,822	100.0%	$117,371	100.0%	$(29,549)	(25.2)%

	Six months ended June 30,				Change
	2018	% of Revenue	2017	% of Revenue	Amount	%
Data Center	$119,623	78.2%	$178,892	83.8%	$(59,269)	(33.1)%
CATV	24,752	16.2%	27,498	12.9%	(2,746)	(10.0)%
Telecom	7,743	5.1%	6,248	2.9%	1,495	23.9%
FTTH	277	0.2%	223	0.1%	54	24.2%
Other	666	0.4%	734	0.3%	(68)	(9.3)%
Total Revenue	$153,061	100.0%	$213,595	100.0%	$(60,534)	(28.3)%

The decrease in revenue during the three months ended June 30, 2018 was driven primarily by decreased demand for our 40 Gbps and 100 Gbps transceivers as one of our customers reduced its demand for optical transceivers due to changes in the way they architect their network. This decrease was partially offset by an increase in demand for 100 Gbps transceivers from other customers, as well as by increased telecom revenue which is related to increased demand for telecom products by our customers as they supply new deployments of telecom infrastructure.

The decrease in revenue during the six months ended June 30, 2018 was driven primarily by decreased demand for our 40 Gbps and 100 Gbps transceivers as one of our customers reduced its demand for optical transceivers due to changes in the way they architect their network. This decrease was partially offset by an increase in demand for 100 Gbps transceivers from other customers, as well as by increased telecom revenue which is related to new deployments of telecom infrastructure. The decrease in revenue in the CATV market for the six months ended June 30, 2018 was a result of decreased available production capacity in our China factory associated with staff turnover related to the Lunar New Year. The increase in revenue in our telecom market for the six month period ended June 30, 2018 was primarily attributable to increased demand for telecom products by our customers as they supply new deployments of telecom infrastructure. The increase in revenue in our FTTH market was due to the fluctuation in demand for certain older legacy products and this demand is expected to continue to fluctuate.

For the three months ended June 30, 2018 and 2017, our top ten customers represented 94.4% and 95.4% of our revenue, respectively.  For the six months ended June 30, 2018 and 2017, our top ten customers represented 94.0% and 96.2% of our revenue, respectively.

Cost of goods sold and gross margin

	Three months ended June 30,
	2018		2017		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$53,959	61.4%	$64,089	54.6%	$(10,130)	(15.8)%
Gross margin	33,863	38.6%	53,282	45.4%

	Six months ended June 30,
	2018		2017		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$93,362	61.0%	$118,841	55.6%	$(25,479)	(21.4)%
Gross margin	59,699	39.0%	94,754	44.4%

Cost of goods sold decreased by $10.1 million, or 15.8%, and $25.5 million, or 21.4%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to the decrease in revenue over the prior year. The decrease in gross margin for the three and six months ended June 30, 2018 compared to the same periods ended June 30, 2017 was primarily the result of lower pricing, especially for our datacenter products, partially offset by reductions in production cost due to efficiency improvements in the manufacturing process.

Operating expenses

	Three months ended June 30,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$12,645	14.4%	$8,073	6.9%	$4,572	56.6%
Sales and marketing	2,377	2.7%	2,158	1.8%	219	10.1%
General and administrative	9,898	11.3%	8,786	7.5%	1,112	12.7%
Total operating expenses	$24,920	28.4%	$19,017	16.2%	$5,903	31.0%

	Six months ended June 30,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$24,381	15.9%	$15,505	7.3%	$8,876	57.2%
Sales and marketing	4,851	3.2%	4,061	1.9%	790	19.5%
General and administrative	19,354	12.6%	16,608	7.8%	2,746	16.5%
Total operating expenses	$48,586	31.7%	$36,174	16.9%	$12,412	34.3%

Research and development expense

Research and development expense increased by $4.6 million, or 56.6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Research and development expense increased by $8.9 million, or 57.2%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 40 Gbps, 100 Gbps, and 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. Research and development costs increased for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 due mainly to increases in personnel-related costs, depreciation expenses associated with new R&D equipment purchased or transferred during the year, materials and supplies used in R&D activities and an increase in costs from R&D work orders.

Sales and marketing expense

Sales and marketing expense increased by $0.2 million, or 10.1%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Sales and marketing expense increased by $0.8 million, or 19.5%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. These increases were due to an increase in personnel costs, an increase in customs taxes, duties and freight, and increased trade show expenses, partially offset by decreased commissions and professional fees.

General and administrative expense

General and administrative expense increased by $1.1 million, or 12.7%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. General and administrative expense increased by $2.7 million, or 16.5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases were primarily due to an increase in personnel-related costs, share-based compensation expenses, insurance expenses and professional service fees.

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

Other income (expense), net

	Three months ended June 30,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$85	0.1%	$70	0.1%	$15	21.4%
Interest expense	(279)	(0.3)%	(245)	(0.2)%	(34)	13.9%
Other income (expense), net	1,581	1.8%	64	0.0%	1,517	2,370.3%
Total other income (expense), net	$1,387	1.6%	$(111)	(0.1)%	$1,498	(1,349.5)%

	Six months ended June 30,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$137	0.1%	$105	0.0%	$32	30.5%
Interest expense	(350)	(0.2)%	(544)	(0.2)%	194	(35.7)%
Other income (expense), net	554	0.3%	(544)	(0.2)%	1,098	(201.8)%
Total other income (expense), net	$341	0.2%	$(983)	(0.4)%	$1,324	(134.7)%

Interest income increased 21.4% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, due to larger cash balances. Interest income increased 30.5% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, due to larger cash balances.

Interest expense increased 13.9% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. These increases were due to repayment of debt that had been previously borrowed to fund expansion projects, offset by new debt borrowings in the second quarter of 2018. Interest expense decreased 35.7% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. These decreases were due to repayment of debt that had been previously borrowed to fund expansion projects, offset by new debt borrowings in the second quarter of 2018.

Other income (expense) for the three months ended June 30, 2018 was income of $1.6 million, a $1.5 million increase compared to the three months ended June 30, 2017.  Other income (expense) for the six months ended June 30, 2018 was income of $0.6 million, a $1.1 million increase compared to the six months ended June 30, 2017. These increases were due to the increase of foreign exchange gains resulting from the favorable fluctuation of certain Asian currencies against the U.S. dollar.

Provision for income taxes

	Three months ended June 30,
	2018	2017	Change
	(in thousands, except percentages)
Provision for income taxes	$(2,296)	$(5,083)	2,787	(54.8)%

	Six months ended June 30,
	2018	2017	Change
	(in thousands, except percentages)
Provision for income taxes	$(1,300)	$(8,737)	7,437	85.1%

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

Our effective tax rate for the three months ended June 30, 2018 and 2017 was 22.2% and 14.9%, respectively. For the three months ended June 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and recognition of the U.S. global intangible low-taxed income ("GILTI") which is partially offset by foreign tax credits. For the three months ended June 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to (1) the level and mix of earnings among tax jurisdictions, (2) the release of the valuation allowances recorded on the deferred tax assets in China, and (3) the recognition of employee share-based compensation in accordance with ASU 2016-09.

Our effective tax rate for the six months ended June 30, 2018 and 2017 was 11.4% and 15.2%, respectively. For the six months ended June 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and recognition of the U.S. global intangible low-taxed income ("GILTI") which is partially offset by foreign tax credits. For the six months ended June 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to 1) the level and mix of earnings among tax jurisdictions, 2) the release of the valuation allowances recorded on the deferred tax assets in China, and 3) the recognition of employee share-based compensation in accordance with ASU 2016-09.

On December 22, 2017, the President of the United Stated signed Public Law No. 115-97, commonly referred to as the Tax Cut and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes significant changes to the U.S. tax code, which include, but are not limited to, a U.S federal corporate tax rate decrease from 35% to 21% effective January 1, 2018, a shift to a modified territorial tax regime, which requires companies to pay a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain foreign subsidiaries as of December 31, 2017, a new provision designed to tax GILTI of foreign subsidiaries, a limitation of the deduction for net operating losses, elimination of net operating loss carrybacks, immediate deductions for depreciation expense for certain qualified property, additional limitations on the deductibility of executive compensation, and limitations on the deductibility of interest.

We were able to reasonably estimate the transition tax and recorded an initial provisional transition tax obligation of $5.0 million, with a corresponding adjustment of $5.0 million to income tax expense for the year ended December 31, 2017. As a result of new interpretive guidance issued by the Treasury and the IRS, we recognized an additional measurement-period adjustment of ($0.8 million), with a corresponding adjustment of $0.8 million to income tax benefit during the six months ended June 30, 2018. The effect of the measurement-period adjustment on the second quarter 2018 effective tax rate was approximately (7) %. However, we are continuing to gather additional information to more precisely compute the amount of the transition tax, and our accounting for this item is not yet complete because the final foreign earnings and profits calculations have not been completed. We expect to complete our accounting within the prescribed measurement period.

We will continue to refine our estimates related to the impact of the Tax Act during the one year measurement period from December 22, 2017 allowed under Staff Accounting Bulletin 118 (“SAB 118”).

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

Liquidity and Capital Resources

From inception until our initial public offering in September 2013, we financed our operations through private sales of equity securities, cash generated from operations and from various lending arrangements. As of June 30, 2018, we had $56.1 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2018, our cash, cash equivalents, restricted cash and short-term investments totaled $77.9 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$18,079	$49,884
Net cash used in investing activities	(35,220)	(30,604)
Net cash provided by financing activities	9,304	4,812
Effect of exchange rates on cash and cash equivalents	1,832	(177)
Net increase (decrease) in cash and cash equivalents	$(6,005)	$23,915

Operating activities

For the six months ended June 30, 2018, net cash provided by operating activities was $18.1 million. Net cash provided by operating activities consisted of our net income of $10.2 million, after the exclusion of non-cash items of $20.5 million, as well as an increase in accounts payable to our vendors of $7.8 million and a decrease in accounts receivable from our customers of $11.2 million. These cash increases were offset by a decrease in accrued liabilities of $2.3 million, an increase in accrued income tax liabilities of $6.9 million, a decrease in other current assets of $1.5 million and an increase in inventory of $21.6 million.

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

Investing activities

For the six months ended June 30, 2018, net cash used in investing activities was $35.2 million, mainly for the purchase of additional machinery and equipment and land use rights in China.

For the six months ended June 30, 2017, net cash used in investing activities was $30.6 million mainly for the purchase of additional machinery and equipment.

Financing activities

For the six months ended June 30, 2018, our financing activities provided $9.3 million in cash. This increase in cash was due to net borrowings of $11.5 million offset by $2.2 million of withholding taxes paid on behalf of employees related to their share-based compensation.

For the six months ended June 30, 2017, our financing activities provided $4.8 million in cash. We received $21.6 million in net proceeds from the sale of our common stock pursuant to an at-the-market offering and $1.3 million in proceeds from employee stock option exercises.  In addition, we repaid $15.9 million of notes payable and paid $1.8 million of withholding taxes on behalf of employees related to their share-based compensation.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit with Branch, Banking and Trust Company (“BB&T”) in the U.S. and a revolving credit facility from Taishin International Bank in Taiwan for Prime World’s Taiwan branch. As of June 30, 2018, we had $56.1 million of unused borrowing capacity.

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

On March 30, 2018, we executed a First Amendment to Loan Agreement, a Note Modification Agreement and Addendum to Promissory Note for $60 million, a Promissory Note and Addendum to Promissory Note for $26 million, a Promissory Note and Addendum to Promissory Note for $21.5 million, a Texas Deed of Trust and Security Agreement, an Assignment of Lease and Rent, and an Environmental Certification and Indemnity Agreement, (collectively, the “Amended Credit Facility”), with BB&T. The Amended Credit Facility amends our three-year $50 million line of credit with BB&T, originally executed on September 28, 2017 (the “Existing Loan”). The Amended Credit Facility (1) increases the principal amount of the three-year line of credit from $50 million to $60 million (the “Line of Credit”); (2) allows us to borrow an additional $26 million from BB&T in the form of a five-year capital expenditure loan (the “CapEx Loan”) and (3) allows us to borrow an additional $21.5 million in the form of a seventy-month real estate term loan (the “Term Loan”) to refinance our plant and facilities in Sugar Land, Texas. Borrowings under the Line of Credit will bear interest at a rate equal to the one-month LIBOR plus a Line of Credit margin ranging between 1.40% and 2.0%. Borrowings under the CapEx Loan will bear interest at a rate equal to the one-month LIBOR plus a CapEx Loan margin ranging between 1.30% and 2.0%. Borrowings under the Term Loan will bear interest at a rate equal to the one-month LIBOR plus a Term Loan margin ranging between 1.15% and 2.0%. We will make monthly payments of principal and accrued interest with the final monthly payments being for all principal and accrued interest not yet paid. Our obligations under the Amended Credit Facility will be secured by our accounts receivable, inventory, equipment, intellectual property, real property, and virtually all business assets. As of June 30, 2018, we were in compliance with all covenants under the Amended Credit Facility. As of June 30, 2018, $35.0 million was outstanding under the Line of Credit, $21.1 million was outstanding under the Term Loan and $4.9 million was outstanding under the CapEx Loan.

On May 27, 2015, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, to 3,322,413 New Taiwan dollars, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars. The Finance Lease Agreement had a three-year term, which matured on May 27, 2018. The title to the equipment was transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement. As of June 30, 2018, the outstanding balance under this Finance Lease Agreement had been fully repaid.

On March 31, 2016, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale Contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 312,927,180 New Taiwan dollars, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The Finance Lease Agreement had a three-year term with monthly lease payments ranging from 6,772,500 New Taiwan dollars, to 7,788,333 New Taiwan dollars, during the term of the Finance Lease Agreement, including an initial payment in an amount of 62,927,180 New Taiwan dollars. Based on the payments made under the Finance Lease Agreement, the annual interest rate was calculated to be 4.0%. On October 6, 2017, we repaid the outstanding balance and terminated the loan, and title to the equipment was transferred to our Taiwan branch.

On June 19, 2018, Prime World’s Taiwan branch entered into a one year revolving credit facility totaling 300 million New Taiwan dollars (the “Taiwan Credit Facility”) with Taishin International Bank in Taiwan (the “Bank”). Borrowing under the Taiwan Credit Facility will be used for short-term working capital. Prime World may draw upon the Taiwan Credit Facility from June 19, 2018 until May 31, 2019. The term of each draw shall be either 90 or 120 days. Borrowings under the Taiwan Credit Facility will bear interest at a rate of 2.00% for 90 day draws and 1.95% for 120 day draws. At the end of the draw term, Prime World will make payment for all principal and accrued interest. The agreements for the Taiwan Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of June 30, 2018, there was no outstanding balance under this credit facility.

As of June 30, 2018, there were no security deposits associated with the loan facilities, respectively.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2018 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$64,133	$3,935	42,572	7,006	10,620
Operating leases(2)	11,548	1,023	2,032	2,053	6,440
Total commitments	$75,681	$4,958	$44,604	$9,059	$17,060

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

Off-Balance Sheet Arrangements

For the three months ended June 30, 2018, we did not, and we do not currently, have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry,  et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. We dispute the allegations and intend to vigorously contest the matter. We filed a motion to dismiss on April 4, 2018. Lead Plaintiff filed a response in opposition to the motion to dismiss on May 4, 2018, and briefing was completed on May 21, 2018. Further deadlines in this matter have been stayed until the court issues a decision on the pending motion to dismiss.

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

We generate much of our revenue from a limited number of customers. For each year ended 2017, 2016 and 2015 and the three and six months ended June 30, 2018, our top ten customers represented 94.9%, 95.5%, 88.7%, 94.4% and 94.0% of our revenue, respectively. In 2017, Amazon represented 35.4% of our revenue, Facebook represented 28.6% of our revenue and Microsoft represented 13.8% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use our Molecular Beam Epitaxy, or MBE, fabrication process to make our lasers, in addition to Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our MBE fabrication process relies on custom-manufactured equipment. If our MBE or MOCVD fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers, which would negatively affect our sales, competitive position and reputation. We may also experience delays in production, typically in February, during the Lunar New Year holiday when our facilities in China and Taiwan are closed.

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

Changes in U.S. and international trade policies, particularly with regard to China, may materially and adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including recently-imposed tariffs affecting certain products manufactured in China.  It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. A significant portion of our manufacturing operations is based in Ningbo, China, therefore, if any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We face a variety of risks associated with our international sales and operations.

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2017, 2016 and 2015, 22.7%, 15.8% and 19.0% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan. Our international revenue and operations are subject to a number of material risks, including:

•	difficulties in staffing, managing and supporting operations in more than one country;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	fewer legal protections for intellectual property in foreign jurisdictions;

•	foreign and U.S. taxation issues and international trade barriers, including the adoption or expansion of governmental trade tariffs;

•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

•	fluctuations in foreign economies;

•	fluctuations in the value of foreign currencies and interest rates;

•	trade and travel restrictions;

•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

•	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

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

We have lending arrangements with several financial institutions, including loan agreements with BB&T Bank in the U.S., and our Taiwan location has a revolving credit facility. Our loan agreements governing our long-term debt obligations in the U.S. contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with BB&T are secured by our accounts receivable, inventory, intellectual property, and all business assets including real estate and equipment. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

Public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by the Company. We filed our latest conflict minerals report on Form SD on May 30, 2018. We have previously determined, as part of our compliance efforts, that certain products or components we obtain from our suppliers contain conflict minerals. Based on our Reasonable Country of Origin Inquiry on the source of our conflict minerals for the year ended December 31, 2017, we had reason to believe that certain of such conflict minerals likely originated in covered countries. If we are unable to conclude in the future that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on our business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

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

10.1*

Translation of the Approval Notice of Credit Line, dated June 12, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018).

10.2*

Translation of the Credit Facility Agreement, dated June 19, 2018, between Prime World International Holdings Ltd. and Taishin International Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018).

10.3*

Translation of the Agreement on Providing Collateral, dated June 19, 2018, between Prime World International Holdings Ltd., and Taishin International Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018).

10.4*

Translation of the NT$300 Million Promissory Note, dated June 19, 2018, between Prime World International Holdings Ltd. and Taishin International Bank (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018).

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

APPLIED OPTOELECTRONICS, INC.

Date: August 8, 2018	By:	/s/ Stefan J. Murry
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)