Form 10-Q
period 2018-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2018-11-08
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(281) 295-1800

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                            Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

            Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 1, 2018 there were 19,798,663 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$56,380	$82,936
Restricted cash	1,695	1,012
Short-term investments	6,022	36
Accounts receivable - trade, net of allowance of $31 and $33, respectively	32,028	59,850
Inventories	107,905	75,768
Prepaid income tax	763	1,394
Prepaid expenses and other current assets	10,377	8,701
Total current assets	215,170	229,697
Property, plant and equipment, net	222,545	197,943
Land use rights, net	5,832	804
Intangible assets, net	3,971	4,007
Deferred income tax assets	18,493	12,801
Other assets, net	15,074	7,732
TOTAL ASSETS	$481,085	$452,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$8,275	$559
Accounts payable	53,706	43,624
Accrued income taxes	—	7,422
Accrued liabilities	20,723	19,103
Total current liabilities	82,704	70,708
Notes payable and long-term debt, less current portion	62,896	49,000
TOTAL LIABILITIES	145,600	119,708
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 19,758 and 19,451 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	20	19
Additional paid-in capital	290,070	285,376
Accumulated other comprehensive income	835	9,743
Retained earnings	44,560	38,138
TOTAL STOCKHOLDERS' EQUITY	335,485	333,276
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$481,085	$452,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue, net	$56,386	$88,879	$209,447	$302,474
Cost of goods sold	38,849	49,507	132,211	168,348
Gross profit	17,537	39,372	77,236	134,126
Operating expenses
Research and development	14,180	9,190	38,561	24,695
Sales and marketing	2,370	2,551	7,221	6,612
General and administrative	10,591	9,580	29,945	26,188
Total operating expenses	27,141	21,321	75,727	57,495
Income (loss) from operations	(9,604)	18,051	1,509	76,631
Other income (expense)
Interest income	86	61	223	166
Interest expense	(274)	(248)	(624)	(792)
Other income (expense), net	766	(354)	1,320	(898)
Total other income (expense), net	578	(541)	919	(1,524)
Income (loss) before income taxes	(9,026)	17,510	2,428	75,107
Income tax (expense) benefit	5,294	1,865	3,994	(6,872)
Net income (loss)	$(3,732)	$19,375	$6,422	$68,235
Net income (loss) per share
Basic	$(0.19)	$1.00	$0.33	$3.59
Diluted	$(0.19)	$0.95	$0.32	$3.39

Weighted average shares used to compute net income (loss) per share:
Basic	19,707,036	19,294,022	19,597,181	18,993,068
Diluted	19,707,036	20,422,609	20,038,657	20,133,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(3,732)	$19,375	$6,422	$68,235
Gain (loss) on foreign currency translation adjustment	(4,798)	2,032	(8,908)	7,285
Comprehensive income (loss)	$(8,530)	$21,407	$(2,486)	$75,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine months ended September 30, 2018 and 2017

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
July 1, 2018	—	$—	19,634	$20	$288,686	$5,633	$48,292	$342,631
Stock options exercised, net of shares withheld for employee tax	—	—	43	—	(845)	—	—	(845)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	81	—	(665)	—	—	(665)
Share-based compensation	—	—	—	—	2,894	—	—	2,894
Foreign currency translation adjustment	—	—	—	—	—	(4,798)	—	(4,798)
Net income (loss)	—	—	—	—	—	—	(3,732)	(3,732)
September 30, 2018	—	$—	19,758	$20	$290,070	$835	$44,560	$335,485

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
July 1, 2017	—	$—	19,192	$19	$290,067	$4,369	$13,047	$307,502
Stock options exercised, net of shares withheld for employee tax	—	—	93	—	(4,753)	—	—	(4,753)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	74	—	(1,795)	—	—	(1,795)
Share-based compensation	—	—	—	—	2,081	—	—	2,081
Foreign currency translation adjustment	—	—	—	—	—	2,032	—	2,032
Other	—	—	—	—	—	(1)	1	—
Net income	—	—	—	—	—	—	19,375	19,375
September 30, 2017	—	$—	19,359	$19	$285,600	$6,400	$32,423	$324,442

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2018	—	$—	19,451	$19	$285,376	$9,743	$38,138	$333,276
Stock options exercised, net of shares withheld for employee tax	—	—	121	—	(2,073)	—	—	(2,073)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	186	1	(1,595)	—	—	(1,594)
Share-based compensation	—	—	—	—	8,362	—	—	8,362
Foreign currency translation adjustment	—	—	—	—	—	(8,908)	—	(8,908)
Net income	—	—	—	—	—	—	6,422	6,422
September 30, 2018	—	$—	19,758	$20	$290,070	$835	$44,560	$335,485

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2017	—	$—	18,400	$18	$265,264	$(885)	$(37,013)	$227,384
Public offering of common stock, net	—	—	459	1	21,571	—	—	21,572
Stock options exercised, net of shares withheld for employee tax	—	—	356	—	(4,930)	—	—	(4,930)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	144	—	(2,161)	—	—	(2,161)
Share-based compensation	—	—		—	5,849	—	—	5,849
Cumulative effect of previously unrecognized tax benefits	—	—	—	—	—	—	1,207	1,207
Foreign currency translation adjustment	—	—		—	—	7,285	—	7,285
Other	—	—		—	7	—	(6)	1
Net income	—	—		—	—	—	68,235	68,235
September 30, 2017	—	$—	19,359	$19	$285,600	$6,400	$32,423	$324,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net income	$6,422	$68,235
Adjustments to reconcile net income to net cash provided by
operating activities:
Lower of cost or market reserve adjustment to inventory	5,546	1,365
Depreciation and amortization	21,807	14,332
Deferred income taxes, net	(5,734)	(2,495)
Loss (gain) on disposal of assets	(5)	51
Share-based compensation	8,362	5,849
Unrealized foreign exchange gain	(580)	(308)
Changes in operating assets and liabilities:
Accounts receivable, trade	27,822	(23,261)
Prepaid income tax	653	—
Inventories	(41,288)	(21,113)
Other current assets	(2,013)	(6,062)
Accounts payable	10,082	14,618
Accrued income taxes	(7,390)	4,360
Accrued liabilities	1,941	1,927
Net cash provided by operating activities	25,625	57,498
Investing activities:
Purchase of short-term investments	(15,023)	—
Maturities of short-term investments	9,036	8
Purchase of property, plant and equipment	(52,268)	(46,529)
Purchase of land use rights	(5,591)	—
Proceeds from disposal of equipment	697	171
Deposits and prepaid for equipment	(7,533)	(2,369)
Purchase of intangible assets	(343)	(407)
Net cash used in investing activities	(71,025)	(49,126)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	35,899	—
Principal payments of long-term debt and notes payable	(1,883)	(38,300)
Proceeds from line of credit borrowings	113,266	36,000
Repayments of line of credit borrowings	(125,678)	—
Repayments of bank acceptance payable	—	(307)
Exercise of stock options	120	1,399
Payments of tax withholding on behalf of employees related to share-based compensation	(3,788)	(8,490)
Proceeds from common stock offering, net	—	21,572
Net cash provided by financing activities	17,936	11,874
Effect of exchange rate changes on cash	1,591	(208)
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,873)	20,038
Cash, cash equivalents and restricted cash at beginning of period	83,948	51,964
Cash, cash equivalents and restricted cash at end of period	$58,075	$72,002
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$525	$730
Income taxes	8,433	4,992
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	1,524	(1,091)

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

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. In the U.S., at its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. In addition, the Company also has a research and development facility in Duluth, Georgia. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (“Prime World”, incorporated in the British Virgin Islands). Prime World  operates a branch in Taipei, Taiwan, which primarily manufactures transceivers and performs research and development activities for the transceiver products. Prime World is also the parent of Global Technology, Inc. (“Global”, incorporated in the People’s Republic of China). Through Global, the Company primarily manufactures certain of our data center transceiver products, including subassemblies, as well as Cable TV Broadband (“CATV”) systems and equipment, and performs research and development activities for the CATV products.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and September 30, 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2018, as compared to the significant accounting policies described in its 2017 Annual Report, except as described below.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. The Company evaluated its revenues and the new guidance had immaterial impact to recognition practices upon adoption on January 1, 2018. As part of the adoption, the Company elected to apply the new guidance on a modified retrospective basis. The Company did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue. See Note 3, "Revenue Recognition" for additional information on the required disclosures related to the impact of adopting this standard.

The FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities with further clarifications made in February 2018 with the issuance of ASU No. 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted this amended guidance on January 1, 2018, with no impact on its financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU No. 2018-05, effective 2018, expands income tax accounting and disclosure guidance to include SAB 118 issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and among other things allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded as of December 31, 2017. See Note 14, “Income Taxes” for additional information on the Company’s accounting for the Tax Act.

Recent Accounting Pronouncements Yet to be Adopted

On February 25, 2016, the FASB released ASU No. 2016-02, Leases, to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The guidance is effective for public business entities in fiscal years beginning after December 15, 2018. The Company expects that this standard will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on its balance sheet for its Taiwan branch. Upon adoption, the Company expects to recognize additional operating liabilities ranging from $9.5 million to $11.5 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under the current leasing standards for existing operating leases.”

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

3. Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. To the extent the transaction price is variable, revenue is recognized at an amount equal to the consideration to which the Company expects to be entitled. This estimate includes customer sales incentives which are accounted for as a reduction to revenue and estimated using either the expected value method or the most likely amount method, depending on the nature of the program. The Company will adjust its consideration for any rebates if it is more likely than not that the rebate conditions will be met.

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

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 15, "Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended September 30,
	2018	% of Revenue	2017	% of Revenue
Data Center	$38,954	69.1%	$65,819	74.1%
CATV	14,295	25.4%	18,932	21.3%
Telecom	2,656	4.7%	3,474	3.9%
FTTH	221	0.4%	182	0.2%
Other	260	0.5%	472	0.5%
Total Revenue	$56,386	100.0%	$88,879	100.0%

	Nine months ended September 30,
	2018	% of Revenue	2017	% of Revenue
Data Center	$158,577	75.7%	$244,711	80.9%
CATV	39,047	18.6%	46,430	15.4%
Telecom	10,399	5.0%	9,722	3.2%
FTTH	498	0.2%	405	0.1%
Other	926	0.4%	1,206	0.4%
Total Revenue	$209,447	100.0%	$302,474	100.0%

Note 4.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$56,380	$82,936
Restricted cash	1,695	1,012
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$58,075	$83,948

Restricted cash includes guarantee deposits for customs duties and compensating balances required for certain credit facilities.

Note 5.   Earnings Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options and restricted stock units outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive.Therefore, basic and diluted earnings per share are the same.

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Numerator:
Net income (loss)	$(3,732)	$19,375	$6,422	$68,235
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	19,707	19,294	19,597	18,993
Effect of dilutive options and restricted stock units	—	1,129	442	1,141
Diluted	19,707	20,423	20,039	20,134
Net income (loss) per share
Basic	$(0.19)	$1.00	$0.33	$3.59
Diluted	$(0.19)	$0.95	$0.32	$3.39

The following potentially dilutive securities were excluded from the diluted net income (loss) per share as their effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Employee stock options	247	—	—	—
Restricted stock units	231	—	—	—
Total antidilutive shares	478	—	—	—

Note 6.   Inventories

Inventories, net of inventory writedowns, consist of the following for the periods indicated (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$27,343	$26,648
Work in process and sub-assemblies	64,994	31,060
Finished goods	15,568	18,060
Total inventory	$107,905	$75,768

The lower of cost or market adjustment expensed for inventory for the three months ended September 30, 2018 and 2017 was $3.2 million and $0.7 million, respectively. The lower of cost or market adjustment expensed for inventory for the nine months ended September 30, 2018 and 2017 was $5.5 million and $1.4 million, respectively.

Note 7.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2018	December 31, 2017
Land improvements	$806	$806
Building and improvements	80,206	78,785
Machinery and equipment	194,951	168,993
Furniture and fixtures	4,866	4,663
Computer equipment and software	9,094	8,248
Transportation equipment	658	718
	290,581	262,213
Less accumulated depreciation and amortization	(87,652)	(70,194)
	202,929	192,019
Construction in progress	18,515	4,823
Land	1,101	1,101
Total property, plant and equipment, net	$222,545	$197,943

For the three months ended September 30, 2018 and 2017, depreciation expense of property, plant and equipment was $7.4 million and $5.3 million, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense of property, plant and equipment was $21.4 million and $14.0 million, respectively.

Included in depreciation expense was $3.7 million and $3.4 million recorded as cost of sales for the three months ended September 30, 2018 and 2017, respectively. Included in depreciation expense was $11.3 million and $8.7 million recorded as cost of sales for the nine months ended September 30, 2018 and 2017, respectively.

Note 8.   Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2018
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,853	(2,884)	$3,969
Trademarks	15	(13)	2
Total intangible assets	$6,868	$(2,897)	$3,971

	December 31, 2017
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,524	$(2,519)	$4,005
Trademarks	14	(12)	2
Total intangible assets	$6,538	$(2,531)	$4,007

For the three months ended September 30, 2018 and 2017, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. For the nine months ended September 30, 2018 and 2017, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.4 million.

The remaining weighted average amortization period for intangible assets is approximately 8 years.

Note 9.   Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of September 30, 2018				As of December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$56,380	$—	$—	$56,380	$82,936	$—	$—	$82,936
Restricted cash	1,695	—	—	1,695	1,012	—	—	1,012
Short term investments	—	6,022	—	6,022	36	—	—	36
Total assets	$58,075	$6,022	$—	$64,097	$83,984	$—	$—	$83,984

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments.

Note 10.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2018	December 31, 2017

Revolving line of credit with a U.S. bank up to $60,000 with interest at LIBOR plus 1.4%, maturing September 28, 2020	$33,313	$49,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.15%, maturing April 1, 2024	20,604	—
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.3%, maturing April 1, 2023	4,634	—
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.3%, maturing October 1, 2023	9,344	—
Revolving line of credit with a Taiwan bank up to $9,828 with interest at 2%, maturing May 31, 2019	3,276	—
Notes payable to a finance company due in monthly installments with 4.5% interest, which matured May 27, 2018	—	559
Total	71,171	49,559
Less current portion	(8,275)	(559)
Non-current portion	$62,896	$49,000

The current portion of long-term debt is the amount payable within one year of the balance sheet date of September 30, 2018. The one-month London Interbank Offered Rate (LIBOR) was 2.26% on September 30, 2018.

Maturities of long-term debt are as follows for the future one-year periods ending September 30, (in thousands):

2019	$8,275
2020	38,312
2021	4,999
2022	4,999
2023	4,578
2024 and thereafter	10,008
Total outstanding	$71,171

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

On March 30, 2018, the Company executed a First Amendment to Loan Agreement, a Note Modification Agreement and Addendum to Promissory Note for $60 million, a Promissory Note and Addendum to Promissory Note for $26 million, a Promissory Note and Addendum to Promissory Note for $21.5 million, a Texas Deed of Trust and Security Agreement, an Assignment of Lease and Rent, and an Environmental Certification and Indemnity Agreement, (collectively, the “Amended Credit Facility”), with BB&T. The Amended Credit Facility amends the Company’s three-year $50 million line of credit with BB&T, originally executed on September 28, 2017 (the “Existing Loan”). The Amended Credit Facility (1) increases the principal amount of the three-year line of credit from $50 million to $60 million (the “Line of Credit”); (2) allows the Company to borrow an additional $26 million from BB&T in the form of a five-year capital expenditure loan (the “CapEx Loan”) and (3) allows the Company to borrow an additional $21.5 million in the form of a seventy-month real estate term loan (the “Term Loan”) to refinance the Company’s plant and facilities in Sugar Land, Texas. Borrowings under the Line of Credit will bear interest at a rate equal to the one-month LIBOR plus a Line of Credit margin ranging between 1.40% and 2.0%. Borrowings under the CapEx Loan will bear interest at a rate equal to the one-month LIBOR plus a CapEx Loan margin ranging between 1.30% and 2.0%. Borrowings under the Term Loan will bear interest at a rate equal to the one-month LIBOR plus a Term Loan margin ranging between 1.15% and 2.0%. The Company will make monthly payments of principal and accrued interest with the final monthly payments being for all principal and accrued interest not yet paid. The Company’s obligations under the Amended Credit Facility will be secured by the Company’s accounts receivable, inventory, equipment, intellectual property, real property, and virtually all business assets. As of September 30, 2018, the Company was in compliance with all covenants under the Amended Credit Facility. As of September 30, 2018, $33.3 million was outstanding under the Line of Credit, $20.6 million was outstanding under the Term Loan and $14.0 million was outstanding under the CapEx Loan.

On May 27, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, or NTD, or approximately $5.9 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 NTD, to 3,322,413 NTD, or approximately $0.1 million each, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, or approximately $2.0 million. The Finance Lease Agreement had a three-year term, which matured on May 27, 2018. The title to the equipment was transferred to Prime World upon the expiration of the Finance Lease Agreement. On May 27th, 2018, the Company repaid the outstanding balance and terminated the loan, and title to the equipment was transferred to its Taiwan branch.

On June 19, 2018, Prime World entered into a one year revolving credit facility totaling 300 million New Taiwan dollars, or approximately $9.8 million, (the “Taiwan Credit Facility”) with Taishin International Bank in Taiwan (the “Bank”). Borrowing under the Taiwan Credit Facility will be used for short-term working capital. Prime World may draw upon the Taiwan Credit Facility from June 19, 2018 until May 31, 2019. The term of each draw shall be either 90 or 120 days. Borrowings under the Taiwan Credit Facility will bear interest at a rate of 2.00% for 90 day draws and 1.95% for 120 day draws. At the end of the draw term, Prime World will make payment for all principal and accrued interest. The agreements for the Taiwan Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of September 30, 2018, $3.3 million was outstanding under the Taiwan Credit Facility.

On September 21, 2018, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 129,000,000 Chinese Renminbi, or RMB, or approximately $18.8 million, (the “Credit Line”) and a security agreement (the “Security Agreement”), with China Construction Bank Co., Ltd., in Ningbo, China (the “Bank”). Borrowing under the Credit Line will be used for general corporate and capital investment purposes. The Company may draw upon the Credit Line between September 21, 2018 and September 17, 2023; however, the amount of available credit under the Credit Line may be reduced by the Bank without notice to the Company and may be decreased due to changes in Chinese government regulations. Each draw will bear interest equal to the Bank’s commercial banking interest rate effective on the day of the applicable draw. The Company’s obligations under the Credit Line will be secured by real property owned by the Company in China and mortgaged to the Bank under the terms of the Security Agreement. As of September 30, 2018, there was no outstanding balance under the Credit Line.

As of September 30, 2018 and December 31, 2017, the Company had $63.6 million and $1.0 million of unused borrowing capacity, respectively.

As of September 30, 2018 and December 31, 2017, there were no restricted cash, investments or security deposit associated with the loan facilities, respectively.

Note 11.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2018	December 31, 2017
Accrued payroll	$11,649	$11,693
Accrued rent	1,198	1,180
Accrued employee benefits	2,236	2,035
Accrued state and local taxes	792	951
Advance payments	320	441
Accrued product warranty	1,218	1,118
Accrued commission expenses	209	425
Accrued professional fees	443	181
Accrued capital expenditures	1,131	—
Accrued other	1,527	1,079
Total accrued liabilities	$20,723	$19,103

Note 12.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Foreign exchange transaction gain (loss)	549	(442)	798	(1,141)
Government subsidy income	202	41	471	116
Other non-operating gain	15	58	46	178
Gain (loss) on disposal of assets	—	(11)	5	(51)
Total other income (expense), net	$766	$(354)	$1,320	$(898)

Note 13.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2018	536	$10.04		$5.19		$14,888
Exercised	(122)	9.79	$36.18	5.00		3,223
Forfeited	(127)	9.92		5.10		1,886
Outstanding, September 30, 2018	287	$10.19		$5.31	4.86	$4,153
Exercisable, September 30, 2018	287	$10.19			4.86	$4,153
Vested and expected to vest	287	$10.19			4.86	$4,153

As of September 30, 2018, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2018	707		$29.23	$26,732
Granted	523		33.83	17,704
Released	(279)	$37.66	28.92	10,519
Cancelled/Forfeited	(34)		32.58	844
Outstanding, September 30, 2018	917		$31.82	$22,605
Vested and expected to vest	917			$22,605

As of September 30, 2018, there was $27.1 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.7 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Share-based compensation - by expense type
Cost of goods sold	$205	$124	$593	$336
Research and development	624	400	1,876	1,106
Sales and marketing	181	118	669	367
General and administrative	1,884	1,439	5,224	4,040
Total share-based compensation expense	$2,894	$2,081	$8,362	$5,849

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Share-based compensation - by award type
Employee stock options	$12	$263	$12	$810
Restricted stock units	2,882	1,818	8,350	5,039
Total share-based compensation expense	$2,894	$2,081	$8,362	$5,849

Note 14.  Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company’s quarterly tax provision, and its quarterly estimate of its annual effective tax rate, are subject to significant variation due to several factors, including variability in accurately predicting its pre-tax income and loss and the mix of jurisdictions to which they relate, tax law developments and relative changes in permanent tax benefits or expenses.

The Company’s effective tax rate for the three months ended September 30, 2018 and 2017 was 58.7% and (10.65%), respectively. For the three months ended September 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development, recognition of the U.S. global intangible low-taxed income ("GILTI") and an overall net tax benefit from certain tax reform measurement-period adjustments. For the three months ended September 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions, the release of the valuation allowances recorded on the deferred tax assets in China and the recognition of employee share-based compensation in accordance with ASU No. 2016-09.

The Company’s effective tax rate for the nine months ended September 30, 2018 and 2017 was (164.5%) and 9.15%, respectively. For the nine months ended September 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development, recognition of the U.S. global intangible low-taxed income ("GILTI") and an overall net tax benefit from certain tax reform measurement-period adjustments. For the nine months ended September 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions, the release of the valuation allowances recorded on the deferred tax assets in China and the recognition of employee share-based compensation in accordance with ASU No. 2016-09.

On December 22, 2017, the President of the United Stated signed Public Law No. 115-97, commonly referred to as the Tax Cut and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes significant changes to the U.S. tax code, which include, but are not limited to: a U.S federal corporate tax rate decrease from 35% to 21%, effective January 1, 2018; a shift to a modified territorial tax regime, which requires companies to pay a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain foreign subsidiaries as of December 31, 2017; a new provision designed to tax GILTI of foreign subsidiaries; a limitation of the deduction for net operating losses; elimination of net operating loss carrybacks; immediate deductions for depreciation expense for certain qualified property; additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest.

In December 2017, SEC issued Staff Accounting Bulletin No. 118 due to the Tax Act which allows the Company to record provisional amounts during a measurement period. As of September 30, 2018, the Company has completed the assessment of the corporate income tax impact expected to result from the Tax Act. The material impact of the Tax Act is described below.

The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries. The Company was able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $5.0 million, with a corresponding adjustment of $5.0 million to income tax expense for the year ended December 31, 2017. On the basis of revised E&P computations that were completed during the reporting period, the Company recognized an additional measurement-period adjustment of ($1.8) million to the Transition Tax obligation, with a corresponding adjustment of ($1.8) million to income tax expense during the nine months ended September 30, 2018. The effect of the measurement-period adjustment on the 2018 effective tax rate was approximately (106.3%). The Transition Tax, which has now been determined to be complete, resulted in recording a total Transition Tax obligation of $3.2 million, with a corresponding adjustment of $3.2 million to income tax expense.

Additionally, the Company considers the earnings in its non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, has recorded no deferred income taxes. While the transition tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from its non-U.S. subsidiaries could be subject to additional foreign and U.S. state income taxes. Accordingly, the Company has not recorded any deferred taxes attributable to our investments in its foreign subsidiaries. The Company will record the tax effects of any change in its prior assertion should this assertion change and the Company is able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable.

Note 15.  Geographic Information

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
United States	$2,927	$4,887	$10,258	$13,519
Taiwan	29,883	19,405	92,056	183,906
China	23,576	64,587	107,133	105,049
	$56,386	$88,879	$209,447	$302,474

	As of the period ended
	September 30,	December 31,
	2018	2017
Long-lived assets:
United States	$82,852	$75,446
Taiwan	64,605	67,379
China	84,891	59,929
	$232,348	$202,754

Note 16.  Contingencies

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry,  et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company disputes the allegations and intends to vigorously contest the matter. The Company filed a motion to dismiss on April 4, 2018. Lead Plaintiff filed a response in opposition to the motion to dismiss on May 4, 2018, and briefing was completed on May 21, 2018. Further deadlines in this matter have been stayed until the court issues a decision on the pending motion to dismiss.

On August 7, 2018, Plaintiff Lei Jin filed a purported derivative action on behalf of nominal defendant Applied Optoelectronics, Inc. in the U.S. District Court for the Southern District of Texas against the Company’s chief executive officer, chief financial officer and board of directors (Case No. 4:18-cv-02713). The allegations in the derivative complaint are substantially similar to those underlying the Abouzied securities class action. The parties have agreed to stay the derivative action until the court rules on the pending motion to dismiss in the Abouzied securities class action.  The court signed the stay order on September 25, 2018.

On October 1, 2018, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-03544. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on September 28, 2018 that it was revising its third quarter revenue guidance due to “an issue with a small percentage of 25G lasers within a specific customer environment.” A second, related action was filed by Plaintiff Davin Pokoik on October 10, 2018 (Case No. 4:18-cv-03722) in the Southern District of Texas. The Company disputes the allegations and intends to vigorously contest the matter.

Note 17.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

On October 3, 2018, Prime World entered into a revolving credit facility for up to $7 million (the “Credit Facility”) with the Development Bank of Singapore (Taiwan) Ltd. (the “Bank”). Borrowing under the Credit Facility will be used for short-term working capital. Prime World may draw upon the Credit Facility from October 3, 2018 until July 26, 2019. The term of each draw shall be either 60 or 90 days depending on the purpose of the draw. Borrowings under the Credit Facility will bear interest at a rate equal to the Bank’s cost of funds rate plus 1.25% for draws in U.S. Dollars and 1.35% plus the Bank’s cost of funds rate for draws in NTD. As of the execution of the Credit Facility, the Bank’s cost of fund’s rate is 0.77% for loans made in NTD and 2.54% for loans made in U.S. Dollars. The Bank’s cost of fund’s rate is adjusted daily. Prime World will make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. Prime World’s obligations under the Credit Facility will be secured by promissory notes executed between Prime World and the Bank at the time of each draw. The agreements for the Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” provided below, and those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2018		2017		2018		2017
Revenue, net	$56,386	100.0%	$88,879	100.0%	$209,447	100.0%	$302,474	100.0%
Cost of goods sold	38,849	68.9%	49,507	55.7%	132,211	63.1%	168,348	55.7%
Gross profit	17,537	31.1%	39,372	44.3%	77,236	36.9%	134,126	44.3%
Operating expenses
Research and development	14,180	25.1%	9,190	10.3%	38,561	18.4%	24,695	8.1%
Sales and marketing	2,370	4.2%	2,551	2.9%	7,221	3.5%	6,612	2.2%
General and administrative	10,591	18.8%	9,580	10.8%	29,945	14.3%	26,188	8.7%
Total operating expenses	27,141	48.1%	21,321	24.0%	75,727	36.2%	57,495	19.0%
Income (loss) from operations	(9,604)	(17.0)%	18,051	20.3%	1,509	0.7%	76,631	25.4%
Other income (expense)
Interest income	86	0.1%	61	0.1%	223	0.1%	166	0.1%
Interest expense	(274)	(0.5)%	(248)	(0.3)%	(624)	(0.3)%	(792)	(0.3)%
Other income (expense), net	766	1.4%	(354)	(0.4)%	1,320	0.6%	(898)	(0.3)%
Total other income (expense), net	578	1.0%	(541)	(0.6)%	919	0.4%	(1,524)	(0.5)%
Income (loss) before income taxes	(9,026)	(16.0)%	17,510	19.7%	2,428	1.1%	75,107	24.9%
Income tax benefit (expense)	5,294	9.4%	1,865	2.1%	3,994	1.9%	(6,872)	(2.2)%
Net income (loss)	$(3,732)	(6.6)%	$19,375	21.8%	$6,422	3.0%	$68,235	22.7%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three months ended September 30,				Change
	2018	% of Revenue	2017	% of Revenue	Amount	%
Data Center	$38,954	69.1%	$65,819	74.1%	$(26,865)	(40.8)%
CATV	14,295	25.4%	18,932	21.3%	(4,637)	(24.5)%
Telecom	2,656	4.7%	3,474	3.9%	(818)	(23.5)%
FTTH	221	0.4%	182	0.2%	39	21.4%
Other	260	0.5%	472	0.5%	(212)	(44.9)%
Total Revenue	$56,386	100.0%	$88,879	100.0%	$(32,493)	(36.6)%

	Nine months ended September 30,				Change
	2018	% of Revenue	2017	% of Revenue	Amount	%
Data Center	$158,577	75.7%	$244,711	80.9%	$(86,134)	(35.2)%
CATV	39,047	18.6%	46,430	15.4%	(7,383)	(15.9)%
Telecom	10,399	5.0%	9,722	3.2%	677	7.0%
FTTH	498	0.2%	405	0.1%	93	23.0%
Other	926	0.4%	1,206	0.4%	(280)	(23.2)%
Total Revenue	$209,447	100.0%	$302,474	100.0%	$(93,027)	(30.8)%

The decrease in revenue during the three months ended September 30, 2018 was driven primarily by decreased shipments of certain of our 100 Gbps transceivers products to one of our customers during the quarter, due to customer concerns about failures of similar products shipped previously. During the quarter, we conducted extensive testing of our products to demonstrate that any potentially affected units could be nearly eliminated from future shipments. Prior to the end of the quarter, with the customer’s agreement, we resumed shipments. During the time that this issue was being investigated, production activity was reduced as resources were redirected to efforts to identify the root cause of any failures observed, and in order to avoid manufacturing product that could not be proven to meet acceptable quality standards.

In addition, recently one of our largest customers informed us that a new architecture being implemented in their datacenters may reduce their demand for 100 Gbps optical transceivers, compared to their prior expectations. We have had recent success in attracting new customers, and we believe that orders from these new customers will compensate for any decline in business from this customer. We believe that this reduction in forecast is unrelated to any quality or delivery concerns as we believe that our comprehensive testing data indicates that all known quality issues have been resolved and the customer has agreed with this conclusion.

The decrease in revenue during the nine months ended September 30, 2018 was driven primarily by decreased demand for our 40 Gbps and 100 Gbps transceivers as one of our customers reduced its demand for optical transceivers due to changes in the way they architect their network as well as the decrease in shipments to another customer during the three months ended September 30, 2018, as discussed above. This decrease was partially offset by an increase in demand for 100 Gbps transceivers from other customers, as well as by increased telecom revenue which is related to new deployments of telecom infrastructure. The decrease in revenue in the CATV market for the nine months ended September 30, 2018 was a result of decreased available production capacity in our China factory associated with staff turnover related to the Lunar New Year. The increase in revenue in our telecom market for the nine month period ended September 30, 2018 was primarily attributable to increased demand for telecom products by our customers as they supply new deployments of telecom infrastructure. The increase in revenue in our FTTH market was due to the fluctuation in demand for certain older legacy products and this demand is expected to continue to fluctuate.

For the three months ended September 30, 2018 and 2017, our top ten customers represented 92.9% and 91.6% of our revenue, respectively. For the nine months ended September 30, 2018 and 2017, our top ten customers represented 94.0% and 94.8% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. For example, we previously disclosed that we believed that the value of a certain previously-filed contract for sales of 100 Gps transceiver products to Facebook would be approximately $125 million for 2018. In light of shipment delays for certain of these products, we now believe that the value of this contract with Facebook for 2018 will be approximately $90 million.

Cost of goods sold and gross margin

	Three months ended September 30,
	2018		2017		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$38,849	68.9%	$49,507	55.7%	$(10,658)	(21.5)%
Gross margin	17,537	31.1%	39,372	44.3%

	Nine months ended September 30,
	2018		2017		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$132,211	63.1%	$168,348	55.7%	$(36,137)	(21.5)%
Gross margin	77,236	36.9%	134,126	44.3%

Cost of goods sold decreased by $10.7 million, or 21.5%, and $36.1 million, or 21.5%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to the decrease in revenue over the prior year. The decrease in gross margin for the three and nine months ended September 30, 2018 compared to the same periods ended September 30, 2017 was primarily the result of lower capacity utilization, resulting in higher fixed cost absorption for 100 Gps products produced and shipped in the quarter. As noted in the revenue discussion above, production was reduced while we investigated customer reports of failures of similar products shipped previously.

Operating expenses

	Three months ended September 30,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$14,180	25.1%	$9,190	10.3%	$4,990	54.3%
Sales and marketing	2,370	4.2%	2,551	2.9%	(181)	(7.1)%
General and administrative	10,591	18.8%	9,580	10.8%	1,011	10.6%
Total operating expenses	$27,141	48.1%	$21,321	24.0%	$5,820	27.3%

	Nine months ended September 30,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$38,561	18.4%	$24,695	8.2%	$13,866	56.1%
Sales and marketing	7,221	3.4%	6,612	2.2%	609	9.2%
General and administrative	29,945	14.3%	26,188	8.7%	3,757	14.3%
Total operating expenses	$75,727	36.2%	$57,495	19.0%	$18,232	31.7%

Research and development expense

Research and development expense increased by $5.0 million, or 54.3%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Research and development expense increased by $13.9 million, or 56.1%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 40 Gbps, 100 Gbps, and 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. Research and development costs increased for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 due mainly to increases in personnel-related costs, depreciation expenses associated with new R&D equipment purchased or transferred during the year, materials and supplies used in R&D activities and an increase in costs from R&D work orders.

Sales and marketing expense

Sales and marketing expense decreased by $0.2 million, or 7.1%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This decrease was due to decreases in customs taxes, duties and freight and commissions, partially offset by increases in personnel costs and trade show expenses.

Sales and marketing expense increased by $0.6 million, or 9.2%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was due to increases in personnel costs, duties and freight and trade show expenses, offset by decreased commissions, customs taxes and professional fees.

General and administrative expense

General and administrative expense increased by $1.0 million, or 10.6%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. These increases were primarily due to an increase in personnel-related costs, share-based compensation expenses, depreciation expenses and insurance expenses. These increases were offset by a decrease in professional service fees.

General and administrative expense increased by $3.8 million, or 14.3%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due to an increase in personnel-related costs, share-based compensation expenses, depreciation expenses, insurance expenses and professional service fees.

Other income (expense), net

	Three months ended September 30,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$86	0.2%	$61	0.1%	$25	41.0%
Interest expense	(274)	(0.5)%	(248)	(0.3)%	(26)	10.5%
Other income (expense), net	766	1.4%	(354)	(0.4)%	1,120	(316.4)%
Total other income (expense), net	$578	1.0%	$(541)	(0.6)%	$1,119	(206.8)%

	Nine months ended September 30,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$223	0.1%	$166	0.1%	$57	34.3%
Interest expense	(624)	(0.3)%	(792)	(0.3)%	168	(21.2)%
Other income (expense), net	1,320	0.6%	(898)	(0.3)%	2,218	(247.0)%
Total other income (expense), net	$919	0.4%	$(1,524)	(0.5)%	$2,443	(160.3)%

Interest income increased 41.0% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, due to higher interest rates. Interest income increased 34.3% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, due to larger cash balances.

Interest expense increased 10.5% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was due to higher debt balances along with higher interest rates in the current period. Interest expense decreased 21.2% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This decrease was due to higher debt balances during the prior period as compared to the current period.

Other income (expense) for the three months ended September 30, 2018 was income of $0.8 million, a $1.1 million increase compared to the three months ended September 30, 2017. Other income (expense) for the nine months ended September 30, 2018 was income of $1.3 million, a $2.2 million increase compared to the nine months ended September 30, 2017. These increases were due to the increase of foreign exchange gains resulting from the favorable fluctuation of certain Asian currencies against the U.S. dollar.

Benefit (provision) for income taxes

	Three months ended September 30,
	2018	2017	Change
	(in thousands, except percentages)
Benefit for income taxes	$5,294	$1,865	3,429	183.9%

	Nine months ended September 30,
	2018	2017	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$3,994	$(6,872)	10,866	158.1%

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant variation due to several factors, including variability in accurately predicting our pre-tax income and loss and the mix of jurisdictions to which they relate, tax law developments and relative changes in permanent tax benefits or expenses.

Our effective tax rate for the three months ended September 30, 2018 and 2017 was 58.7% and (10.65%), respectively. For the three months ended September 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development, recognition of the U.S. global intangible low-taxed income ("GILTI"), and an overall net tax benefit from certain tax reform measurement-period adjustments. For the three months ended September 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions, the release of the valuation allowances recorded on the deferred tax assets in China and the recognition of employee share-based compensation in accordance with ASU No. 2016-09.

Our effective tax rate for the nine months ended September 30, 2018 and 2017 was (164.5%) and 9.15%, respectively. For the nine months ended September 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development, recognition of the U.S. global intangible low-taxed income ("GILTI") and an overall net tax benefit from certain tax reform measurement-period adjustments. For the nine months ended September 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the level and mix of earnings among tax jurisdictions, the release of the valuation allowances recorded on the deferred tax assets in China and the recognition of employee share-based compensation in accordance with ASU No. 2016-09.

On December 22, 2017, the President of the United Stated signed Public Law No. 115-97, commonly referred to as the Tax Cut and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes significant changes to the U.S. tax code, which include, but are not limited to, a U.S federal corporate tax rate decrease from 35% to 21% effective January 1, 2018, a shift to a modified territorial tax regime, which requires companies to pay a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain foreign subsidiaries as of December 31, 2017, a new provision designed to tax GILTI of foreign subsidiaries, a limitation of the deduction for net operating losses, elimination of net operating loss carrybacks, immediate deductions for depreciation expense for certain qualified property, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest.

In December 2017, SEC issued Staff Accounting Bulletin No. 118 due to the Tax Act which allows the Company to record provisional amounts during a measurement period.  As of September 30, 2018, we have completed the assessment of the corporate income tax impact expected to result from the Tax Act. The material impact of the Tax Act is described below.

The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries. We were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $5.0 million, with a corresponding adjustment of $5.0 million to income tax expense for the year ended December 31, 2017. On the basis of revised E&P computations that were completed during the reporting period, we recognized an additional measurement-period adjustment of ($1.8) million to the Transition Tax obligation, with a corresponding adjustment of ($1.8) million to income tax expense during the nine months ended September 30, 2018. The effect of the measurement-period adjustment on the 2018 effective tax rate was approximately (106.3%). The Transition Tax, which has now been determined to be complete, resulted in recording a total Transition Tax obligation of $3.2 million, with a corresponding adjustment of $3.2 million to income tax expense.

Additionally, we consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, have recorded no deferred income taxes. While the transition tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from our non-U.S. subsidiaries could be subject to additional foreign and U.S. state income taxes. Accordingly, we have not recorded any deferred taxes attributable to our investments in our foreign subsidiaries. We will record the tax effects of any change in our prior assertion, should this assertion change and we are able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable.

Liquidity and Capital Resources

As of September 30, 2018, we had $63.6 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2018, our cash, cash equivalents, restricted cash and short-term investments totaled $64.1 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions. No shares of common stock were sold pursuant to this Registratin Statement on Form S-3 in the three or nine months ended September 30, 2018.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$25,625	$57,498
Net cash used in investing activities	(71,025)	(49,126)
Net cash provided by financing activities	17,936	11,874
Effect of exchange rates on cash and cash equivalents	1,591	(208)
Net increase (decrease) in cash and cash equivalents	$(25,873)	$20,038

Operating activities

For the nine months ended September 30, 2018, net cash provided by operating activities was $25.6 million. Net cash provided by operating activities consisted of our net income of $6.2 million, after the exclusion of non-cash items of $29.4 million as well as an increase in accounts payable to our vendors of $10.1 million and a decrease in accounts receivable from our customers of $27.8 million. These cash increases were offset by an increase in inventories of $41.3 million and a decrease in accrued income tax liabilities of $7.4 million.

For the nine months ended September 30, 2017, net cash provided by operating activities was $57.5 million. Net cash provided by operating activities consisted of our net income of $68.3 million, after the exclusion of non-cash items of $18.8 million, as well as an increase in accounts payable to our vendors of $14.6 million and an increase in accrued liabilities of $1.9 million and accrued income tax liabilities of $4.4 million. These cash increases were offset by an increase in accounts receivable from our customers of $23.2 million, an increase in inventories of $21.1 million and an increase in prepaid assets of $6.1 million.

Investing activities

For the nine months ended September 30, 2018, net cash used in investing activities was $71.0 million, consisting of the purchase of additional machinery and equipment and land use rights of $57.9 million, an increase in non-current assets of $7.5 million and net purchases of short-term investments of $6.0 million.

For the nine months ended September 30, 2017, net cash used in investing activities was $49.1 million mainly for the purchase of additional machinery and equipment.

Financing activities

For the nine months ended September 30, 2018, our financing activities provided $17.9 million in cash. This increase in cash was due to net borrowings of $21.6 million offset by $3.8 million of withholding taxes paid on behalf of employees related to their share-based compensation.

For the nine months ended September 30, 2017, our financing activities provided $11.9 million in cash. We received $21.6 million in net proceeds from the sale of our common stock pursuant to an at-the-market offering. This increase in cash was offset by the repayment of net borrowings of $2.6 million and $8.5 million of withholding taxes on behalf of employees related to their share-based compensation.

Loans and commitments

We have lending arrangements with several financial institutions, including a revolving line of credit with Branch, Banking and Trust Company (“BB&T”) in the U.S., a revolving credit facility from Taishin International Bank in Taiwan for Prime World’s Taiwan branch and a revolving line of credit in China. As of September 30, 2018, we had $63.6 million of unused borrowing capacity. See Note 10 and Note 17 of our Condensed Consolidated Financial Statements for a description of our notes payable and long-term debt.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$75,193	$9,398	$45,033	$10,593	$10,169
Operating leases(2)	11,035	1,030	1,979	2,008	6,018
Total commitments	$86,228	$10,428	$47,012	$12,601	$16,187

(1)

We have several loan and security agreements in Taiwan and the U.S. that provide various credit facilities, including lines of credit and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.

(2)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and in the U.S.

Inflation

We believe that the relatively low rate of inflation in the U.S. over the past few years has not had a significant impact on our net sales and revenues or on income from continuing operations or on the prices of raw materials. To the extent we expand our operations in China and Taiwan, such actions may result in inflation having a more significant impact on our operating results in the future.

Off-Balance Sheet Arrangements

For the three months ended September 30, 2018, we did not, and we do not currently, have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Part II. Other Information

Item 1.   Legal Proceedings

From time to time, we may be subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, inquiries, investigations, audits and other regulatory proceedings, such as described below. Except for the lawsuits described below, we believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

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

On August 7, 2018, Plaintiff Lei Jin filed a purported derivative action on behalf of nominal defendant Applied Optoelectronics, Inc. in the U.S. District Court for the Southern District of Texas against our chief executive officer, chief financial officer and board of directors (Case No. 4:18-cv-02713). The allegations in the derivative complaint are substantially similar to those underlying the Abouzied securities class action. The parties have agreed to stay the derivative action until the court rules on the pending motion to dismiss in the Abouzied securities class action.  The court signed the stay order on September 25, 2018.

On October 1, 2018, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-03544. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our chief executive officer, and our chief financial officer, arising out of its announcement on September 28, 2018 that we were revising our third quarter revenue guidance due to “an issue with a small percentage of 25G lasers within a specific customer environment.” A second, related action was filed by Plaintiff Davin Pokoik on October 10, 2018 (Case No. 4:18-cv-03722) in the Southern District of Texas. We dispute the allegations and intend to vigorously contest the matter.

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

We generate much of our revenue from a limited number of customers. For each year ended 2017, 2016 and 2015 and the three and nine months ended September 30, 2018, our top ten customers represented 94.9%, 95.5%, 88.7%, 92.9% and 94.0% of our revenue, respectively. In 2017, Amazon represented 35.4% of our revenue, Facebook represented 28.6% of our revenue and Microsoft represented 13.8% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

Changes in our customers’ demands may negatively affect our sales and revenue. For example, one of our largest customers recently informed us that new architecture being implemented in their datacenters may reduce their demand for 100 Gbps optical transceivers compared to their prior forecasts. This would negatively impact our anticipated revenue from this customer.  We have had recent success in attracting new customers that may provide a partial offset, but if we cannot sufficiently increase revenue from these new customers and our other existing customers, then our overall revenue may be adversely affected.

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

The introduction of new products by us or our competitors and other changes in our customers demands could result in a slowdown in demand for our existing products and could result in a write-down in the value of our inventory. We have in the past experienced periodic fluctuations in demand for existing products and delays in new product development, and such fluctuations will likely occur in the future. To the extent we fail to qualify our products and obtain their approval for use, which we refer to as a design win, or experience product development delays for any reason, our competitive position would be adversely affected and our ability to grow our revenue would be impaired.

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

Our revenues, growth rates and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. We may not achieve similar revenues, growth rates or operating results in future periods. Our revenues, growth rates and operating results for any prior quarterly or annual period should not be relied upon as any indication of our future revenues, growth rates or operating results. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. For example, revenues for the three months ended March 31, 2018 decreased by 32 percent as compared to the three months ended March 31, 2017 due primarily to lower sales of 40 Gbps data center transceivers, which includes a reduction in average selling prices for certain products as a result of price negotiations with our customers. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for existing and new markets, including automotive and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which anticipated material orders fail to occur, or are delayed or deferred, could be significantly harmed.

We are subject to the cyclical nature of the markets in which we compete and any future downturn will likely reduce demand for our products and revenue.

In each of our target markets, including the CATV market, our sales depend on the aggregate capital expenditures of service providers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Our historical results of operations have been subject to these cyclical fluctuations, and we may experience substantial period to period fluctuations in our future results of operations. Any future downturn in any of the markets in which we compete could significantly reduce the demand for our products and therefore may result in a significant reduction in our revenue. Our revenue and results of operations may be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in any of the markets utilizing our products. We may not be able to accurately predict these cyclical fluctuations and the impact that these fluctuations may have on our revenue and operating results.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use our Molecular Beam Epitaxy, or MBE, fabrication process to make our lasers, in addition to Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our MBE fabrication process relies on custom-manufactured equipment. If our MBE or MOCVD fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers. For example, shipments of certain of our 100 Gbps transceiver products to one of our customers decreased during the three months ended September 30, 2018 due to customer concerns about failures of similar products shipped previously. During the quarter, we conducted extensive testing of our products to demonstrate that any potentially affected units could be nearly eliminated from future shipments, and we subsequently resumed shipments with the customer’s agreement. Manufacturing problems and any such delays would negatively affect our salesand revenue and could negatively affect our competitive position and reputation. We may also experience delays in production, typically in February, during the Lunar New Year holiday when our facilities in China and Taiwan are closed.

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

Our products are complex and undergo quality testing as well as formal qualification by our customers. Our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. Our products are typically embedded in, or deployed in conjunction with, our customers’ products, which incorporate a variety of components, modules and subsystems and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. We face this risk because our products are widely deployed in many demanding environments and applications worldwide. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty to maintain customer relationships. Any significant product failure could result in litigation, damages, repair costs and lost future sales of the affected product and other products, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems, all of which would harm our business. Although we carry product liability insurance, this insurance may not adequately cover our costs arising from defects in our products or otherwise.

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

The U.S. government has recently made statements and taken certain actions that have led and may lead to further changes to U.S. and international trade policies, including recently-imposed tariffs affecting certain products manufactured in China.  It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. A significant portion of our manufacturing operations is based in Ningbo, China; therefore, if any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take further retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

Failure to manage our growth effectively may adversely affect our financial condition and results of operations.

Successful implementation of our business plan in our target markets requires effective planning and management. Production volumes for some of our products are increasing and we have announced plans to increase our production capacity in response to demand for certain of our current and future products, including adding personnel in some of our locations as well as expanding our physical manufacturing facilities. We currently operate facilities in Sugar Land, Texas, Ningbo, China, Taipei, Taiwan, and Duluth, Georgia. We currently manufacture our lasers using a proprietary process and customized equipment located only in our Sugar Land, Texas facility, and it will be costly to duplicate that facility, to scale our laser manufacturing capacity or to mitigate the risks associated with operating a single facility. The challenges of managing our geographically dispersed operations have increased and will continue to increase the demand on our management systems and resources. Moreover, we are continuing to improve our financial and managerial controls, reporting systems and procedures. Any failure to manage our expansion and the resulting demands on our management systems and resources effectively may adversely affect our financial condition and results of operations.

Our loan agreements contain restrictive covenants that may adversely affect our ability to conduct our business.

We have lending arrangements with several financial institutions, including loan agreements with BB&T Bank in the U.S., credit facilities with Taishin International Bank and Development Bank of Singapore in Taiwan  and a credit facility with China Construction Bank Co. in China. Our loan agreements governing our long-term debt obligations in the U.S. and Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with BB&T are secured by our accounts receivable, inventory, intellectual property, and all business assets including real estate and equipment. Our credit facilities with China Construction Bank Co. are secured by our accounts receivable, inventory and all business assets including real estate and equipment. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. There can be no assurances as to the favorable outcome of any litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results. As disclosed in “Item 3. Legal Proceedings,” on August 5, 2017, we and certain of our officers are currently subject to class action litigation related to allegations that we made materially false and misleading statements or failed to disclose material facts. Such litigation includes requests for damages and other relief. This litigation and any other such litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. Specifically, the Bureau of Industry and Security of the U.S. Department of Commerce is responsible for regulating the export of most commercial items that are so called dual-use goods that may have both commercial and military applications. Our products are classified under Export Control Classification Numbers, or ECCNs,  5A991 and 6A995. Export Control Classification requirements are dependent upon an item’s technical characteristics, the destination, the end-use, the end-user, and other activities of the end-user. Should the regulations applicable to our products change, or the restrictions applicable to countries to which we ship our products change, then the export of our products to such countries could be restricted. As a result, our ability to export or sell our products to certain countries could be restricted, which could adversely affect our business, financial condition and results of operations. Changes in our products or any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in delayed or decreased sales of our products to existing or potential customers. In such event, our business and results of operations could be adversely affected.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may become the target of this type of litigation in the future. For example, on August 3, 2017 we provided guidance for the third quarter of 2017, and on August 4, 2017 the market price of our stock decreased significantly. As disclosed in “Item 3. Legal Proceedings,” on August 5, 2017, a class action lawsuit was filed against us and two of our officers. The complaint in this matter alleges that we made materially false and misleading statements or failed to disclose material facts and requests damages and other relief. On August 7, 2018, a derivative class action lawsuit was filed against our chief executive officer, chief financial officer and board of directors. The allegations are substantially similar to those under the August 5, 2017 lawsuit. On October 1, 2018, another class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers. The complaint in this matter alleges that we made materially fase and misleading statements or failed to disclose material facts and a related action was filed on October 10, 2018. These lawsuits and any other such litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

10.1*

Translation of the Maximum Loan (Credit Line) Agreement, dated September 21, 2018, between Global Technology, Inc. and China Construction Bank Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018).

10.2*

Translation of the Security Agreement, dated September 21, 2018, between Global Technology, Inc. and China Construction Bank Co., Ltd. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018).

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

APPLIED OPTOELECTRONICS, INC.

Date: November 8, 2018	By:	/s/ Stefan J. Murry
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)