Form 10-K
period 2018-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2019-02-26
CIK 1158114

e  Mp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).                                            Yes ☐   No ☒

As of June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the Registrant was $715,024,373 based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 29, 2018 of $44.90 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2019, the Registrant had 19,882,613 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2018.

Applied Optoelectronics, Inc.

PART I

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management, including statements appearing under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,” “strategy,” “future,” “likely,” or “would” or by other similar expressions that convey uncertainty of future events or outcomes.  These forward-looking statements involve risks and uncertainties, as well as assumptions and current expectations, which could cause the company’s actual results to differ materially from those anticipated in such forward-looking statements. These risks and uncertainties include but are not limited to: reduction in the size or quantity of customer orders; change in demand for the company’s products due to industry conditions; our ability to maintain sufficient liquidity; changes in manufacturing operations; volatility in manufacturing costs; delays in shipments of products; disruptions in the supply chain; change in the rate of design wins or the rate of customer acceptance of new products; the company’s reliance on a small number of customers for a substantial portion of its revenues; pricing pressure; a decline in demand for our customers’ products or their rate of deployment of their products; general conditions in the internet data center, cable television or CATV, telecommunications or telecom and fiber-to-the-home or FTTH; changes in the world economy (particularly in the United States and China); the negative effects of seasonality; impact of the Tax Cuts and Jobs Act of 2017, including impact on deferred tax assets and the one-time transition tax on unremitted foreign earnings; realization of deferred tax assets; and other risks and uncertainties described more fully under “Risk Factors” in this Annual Report on Form 10-K and those discussed in the company’s other documents filed with or furnished to the Securities and Exchange Commission. You should not rely on forward-looking statements as predictions of future events. All forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date hereof, and qualified in their entirety by this cautionary statement. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in the company’s expectations.

Item 1. Business

BUSINESS

Overview

Applied Optoelectronics, Inc. (the “Company”) is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, or CATV, telecommunications, or telecom, and fiber-to-the-home, or FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. To address this increased bandwidth demand, CATV and telecommunications service providers are competing directly against each other by providing bundles of voice, video and data services to their subscribers and investing to enhance the capacity, reliability and capability of their networks. The trend of rising bandwidth consumption also impacts the internet data center market, as reflected in the shift to higher speed server connections. As a result of these trends, fiber-optic networking technology is becoming essential in all four of our target markets, as it is often the only economical way to deliver the desired bandwidth.

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

The CATV market is our most established market, for which we supply a broad array of products, including lasers, transmitters and transceivers, and turn-key equipment. Sales of headend, node and distribution equipment have contributed significantly to our revenue in recent years as a result of our ability to meet the needs of CATV equipment vendors who have continued to outsource both the design and manufacturing of this equipment.  As the complexity of CATV networks has increased over the years, equipment vendors, many of whom are our customers, have been under pressure to supply a wider variety of increasingly complex equipment to CATV multiple system operators (MSOs).  In order to meet these demands, many equipment vendors have looked to engage with suppliers like AOI who have the capability to design and manufacture various network equipment or subassemblies, rather than always developing these devices themselves.  This outsourcing trend has been a significant contributor to the revenue we derive from the CATV market.  We believe that our extensive high-speed optical, mixed-signal semiconductor and mechanical engineering capabilities position us well to continue to benefit from these industry dynamics.

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs. We design, manufacture and integrate our own analog and digital lasers using a combination of Metal Organic Chemical Vapor Deposition, or MOCVD, and our proprietary Molecular Beam Epitaxy, or MBE, fabrication process, which we believe is unique in our industry. We manufacture the majority of the laser chips and optical components that are used in our products. The lasers we manufacture are tested extensively to enable reliable operation over time and our devices are often highly tolerant of changes in temperature and humidity, making them well-suited to the CATV and FTTH markets where networking equipment is often installed outdoors.

In 2018, 2017 and 2016, our revenue was $267.5 million, $382.3 million and $260.7 million and our gross margin was 32.8%, 43.5% and 33.4%. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 30.1% between 2009 and 2018. In the years ended December 31, 2018, 2017 and 2016, we had net income (loss) of $(2.1) million, $74.0 million and $31.2 million, respectively. At December 31, 2018 and 2017, our retained earnings were $36.0 million and $38.1 million, respectively. In 2018, we earned 74.9% of our total revenue from the internet data center market and 19.3% of our total revenue from the CATV market. In 2018, our key customers in the data center market included Facebook, Inc. (Facebook), Microsoft Corp (Microsoft) and Amazon.com (Amazon). In 2018, 2017, and 2016, Facebook accounted for 38.3%, 28.6% and 3.6% of our revenue, Microsoft accounted for 22.1%, 13.8%, and 18.3% of our revenue and Amazon accounted for 12.1%, 35.4%, and 54.6% of our revenue, respectively. In 2018, our key customers in the CATV market included Cisco Systems, Inc. (Cisco); a large CATV equipment company in China; and Arris Group, Inc. (Arris). In 2018, 2017 and 2016, Cisco accounted for 9.9%, 4.8%, and 5.4%, of our revenue, respectively; our large China-based customer accounted for 3.3%, 3.4%, and 1.2% of our revenue, respectively; and Arris accounted for 2.1%, 3.2% and 5.8%, of our revenue, respectively.

Industry Background

During 2018, our four target markets, internet data center, CATV, telecom and FTTH, experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

The prevailing trends in our target markets include:

•

Trends in the Internet Data Center Market. To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and accelerating data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds of up to 1 gigabit per second (Gbps), to optical fiber as a transport medium, typically providing speeds from 10 Gbps to 400 Gbps. In recent years, a number of leading internet companies have adopted more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and consequently, these companies are more willing to work with non-traditional equipment vendors, which we believe creates an open and growing opportunity for optical device vendors. Moreover, transmission speeds have continued to increase among the companies who have previously transitioned from copper-based to fiber-based infrastructure, resulting in opportunities for optical device vendors to supply new optical transceivers capable of operating at these higher data rates.

•

Trends in the CATV Market. In recent years, CATV service providers have invested extensively to support high speed, two-way communications and we expect that they will continue to do so. In North America, in particular, CATV service providers have begun to upgrade their networks with new technologies like DOCSIS 3.1, which enables them to offer higher speed connections to their customers. In order to increase available bandwidth for their customers beyond the bandwidth possible with the introduction of DOCSIS 3.1, cable MSOs have been reducing the number of customers that are connected to a single node. By reducing the number of “homes per node,” the average bandwidth available to each customer is increased. Other new technologies, such as Converged Cable Access Platform (CCAP) and “Remote PHY” are under development by cable equipment suppliers. These technologies are being developed to be a cost-effective solution to provide higher available bandwidth to CATV customers.  AOI has developed a unique Remote-PHY product portfolio which started to generate initial revenue in 2018.  We believe this product is well positioned in the marketplace as we expect MSOs to begin to deploy this technology more broadly in 2019.

As the complexity of CATV networks has increased over the years, equipment vendors, many of whom are our customers, have been under pressure to supply a wider variety of increasingly complex equipment to CATV MSOs.  In order to meet these demands, many equipment vendors have looked to engage with suppliers like AOI who have the capability to design and manufacture various network equipment or subassemblies, rather than always developing these devices themselves.  This outsourcing trend has been a significant contributor to the revenue we derive from the CATV market.

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

Our Solutions

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

•

Extend our leadership in CATV networking. We intend to maintain our position as a leading producer of optical components used in CATV networks, and to capture an increasing share of the CATV equipment market as the major equipment vendors continue to outsource the design and manufacturing of such products.

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

Similarly, in FTTH and telecom networks, installing new fiber-optic cable is expensive and difficult, and in some situations prohibitively so for a network service provider. As a consequence, network operators seek to maximize the utilization of their installed fiber plant. In long-haul and metropolitan networks, the number of service providers who deployed WDM technology as fiber utilization rose. Fiber utilization in access networks has risen, but the use of WDM technology in the access segment has been problematic due to the relatively high cost and power consumption of the requisite optical devices. We have developed proprietary miniaturized optical packaging, electronic control circuitry and testing algorithms to create a hybrid WDM-PON solution that addresses these historical impediments that we believe will make WDM-PON a cost-effective alternative for deployment.

•

Mixed-signal design. As CATV providers continue to evolve from primarily broadcast-video content providers to a mixture of HD video content together with data-connectivity providers, the networks they utilize to offer these services must evolve as well. Older analog networks are giving way to hybrid networks that incorporate both analog and digital signals. For example, many newer networks are being designed with “digital return-path” capabilities, and certain MSOs have begun to deploy “Remote-PHY” technologies.  Both of these technologies involve transporting certain network signals in digital format, and then converting these signals to and from analog signals at various points in the MSO’s network. This combination of analog and digital signaling creates unique design challenges. Our engineers have many years of experience in developing equipment, modules and components that are well suited to these sorts of mixed-signal architectures. We believe that having deep experience in both digital and analog signaling allows us to offer superior solutions to our customers, compared with companies who have expertise in only one of these signal types.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark trade secret laws and unfair competition laws, as well as confidentiality and licensing arrangements, to establish and protect our intellectual property. We employ various methods to protect these intellectual property rights, including maintaining a technological infrastructure with significant security measures, limiting disclosure and restricting access to only those individuals with an operational need for such information, and having employees, consultants and suppliers execute confidentiality agreements with us. While we expect our intellectual property to provide competitive advantages, we also find meaningful value from unpatented proprietary process knowledge, know-how and trade secrets.

Patents

As of December 31, 2018, we owned a total of 124 U.S. issued patents and 141 patents issued in China and Taiwan, plus a number of pending U.S. and foreign/international patent applications. Our issued U.S. and foreign patents will expire between 2019 and 2037. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2019, and we continue to obtain new patents through our ongoing research and development.

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

Research and Development

To maintain our growth and competitiveness, we engage in an active research and development program to develop new products and enhance existing products. As a result of these efforts, we anticipate releasing various new or enhanced products over the next several years. Our research and development expenses were approximately $49.9 million, $35.4 million, and $31.8 million for the years 2018, 2017 and 2016, respectively.

As of December 31, 2018, we had a total of 305 employees working in the R&D department, including 15 with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

We sell our products to customers worldwide, and in addition to these external customer sales many of our products are used internally in the production of transceivers and equipment that we manufacture. With a vertically integrated manufacturing process, we produce many of our own laser chips and other parts required to manufacture our optical components. Through this model, we are able to reduce development time and product costs as well as actively monitor and control product quality. We incorporate our own components into our transceivers, subsystems and equipment products wherever possible. In instances where we do not produce components ourselves, we source them from external suppliers and regularly evaluate these relationships in an attempt to reduce risk and lower cost.

We depend on a limited number of suppliers, including in some cases our own internal supply, for certain raw materials and components used in our products. We regularly review our vendor relationships in an attempt to mitigate risks and lower costs, especially where we depend on one or two vendors for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we strive not to carry significant inventories of externally sourced raw materials. Accordingly, we maintain ongoing communications with our vendors in order to help prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements.

Customers

Our customers are primarily internet data center operators, CATV and telecommunications equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2018, 2017 and 2016, we obtained 96.4%, 97.0% and 96.0% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In the last three years, we have taken several actions to increase the diversity of our customer base. These actions include hiring additional sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base.

In 2018, the three customers who contributed most to our data center revenue were Facebook, Microsoft and Amazon. Our CATV products were used by three large CATV original equipment manufacturers, or OEMs, consisting of Cisco; a large CATV equipment company in China; and Arris (which acquired the Motorola Home Business in 2013 and Pace Plc in 2016). In 2018, revenue from the internet data center market, CATV market, the telecom market, FTTH market and other markets provided 74.9%, 19.3%, 4.9%, 0.3% and 0.6% of our revenue, respectively, compared to 80.2%, 15.9%, 3.4%, 0.1% and 0.4%, respectively, in 2017.

In our telecom market, we manufacture and sell optical products which include transceivers designed to transmit signals used in 4G Long Term Evolution, or LTE, mobile networks, and various products targeted at the metro-scale telecommunications networking market. In 2019, we expect to begin selling products used in advanced 5G mobile networks.  We have various other products designed for diverse applications, both inside and outside of communications technology, which generally are derivatives of products developed for our four target markets.

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

Financial Information by Geographic Region

For information regarding our revenue and long-lived assets by geographic region, see Note P to the Consolidated Financial Statements. For risks relating to our operations see “Item 1A. Risk Factors” and particularly the risks under the caption “Risks related to our operations in China.”

Additional Financial Information

For certain financial information regarding our business, see “Item 6. Selected Financial Data.”

Competition

The optical networking market is intensely competitive. Because of the broad nature of our product offerings, we do not believe that we face a single major competitor across all of our markets. We do, however, experience intense competition in each product area from a number of manufacturers and we anticipate that competition will increase. Our major competitors in one or more of our markets include EMCORE Corporation, Finisar Corporation, Foxconn Interconnect Technology Ltd., InnoLight Technology (Suzhou) Ltd., Intel Corporation, Lumentum Holdings, Inc., Mitsubishi, Molex, LLC, Source Photonics, Inc. and Sumitomo Electric Industries, Ltd.

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

Employees

As of December 31, 2018, we employed 2,956 full-time employees, of which 36 held Ph.D. degrees in a science or engineering field. Of our employees, 449 are located in the U.S., 1,057 are located in Taiwan and 1,450 are located in China. None of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage as a result of an employment related strike or any employee related dispute and believe that we have satisfactory relations with our employees.

Environmental Matters

Our research and development and manufacturing operations and our products are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations, including those governing discharges of pollutants to air and water, the use, storage, handling and disposal of hazardous materials and solid wastes, employee health and safety, and the hazardous material content in our products. Our environmental management systems in our facilities in Sugar Land, Texas, Ningbo, China and Taipei, Taiwan are all certified to meet the requirements of ISO14001:2015. However, there can be no assurance that violations of applicable laws at any of our facilities will not occur in the future as a result of human error, accident, equipment failure or other causes. We use, store and dispose of hazardous materials and solid wastes in our manufacturing operations and hazardous materials are present in our products. We incur costs to comply with environmental, health and safety requirements, and any failure to comply, or the identification of contamination for which we are found liable, could cause us to incur substantial costs, including cleanup costs, natural resource damages, monetary fines, or administrative, civil or criminal penalties, and subject us to property damage and personal injury claims, and result in injunctive relief including the suspension of production, alteration or upgrades of our manufacturing processes, redesign of our products, or curtailment of sales, and could result in adverse publicity. Liability under environmental, health and safety laws can be joint and several and without regard to fault or negligence. For example, pursuant to environmental laws and regulations, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, we may be liable for the full amount of any remediation-related costs at properties we currently own or operate or formerly owned, such as our currently owned Sugar Land, Texas facility, or at properties at which we previously operated, as well as at properties we will own or operate in the future, and properties to which we have sent hazardous substances, whether or not we caused the contamination.

We expect that our operations and products will be affected by new environmental requirements on an ongoing basis. Environmental, health and safety requirements have become more stringent over time, and changes to existing requirements could restrict our ability to expand our facilities, require us to acquire costly pollution control equipment, requires us to obtain additional permits for our activities, or cause us to incur other significant expenses or to modify our manufacturing processes or the hazardous material content of our products. Identification of presently unidentified environmental conditions, more vigorous enforcement by a governmental authority, enactment of more stringent legal requirements or other unanticipated events could give rise to adverse publicity, restrict our operations, affect the design or marketability of our products or otherwise cause us to incur material environmental costs or delays in planned activities.

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

We generate much of our revenue from a limited number of customers. For each year ended 2018, 2017 and 2016, our top ten customers represented 92.9%, 94.9% and 95.5% of our revenue, respectively. In 2018, Facebook represented 38.3% of our revenue, Microsoft represented 22.1% of our revenue and Amazon represented 12.1% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

Changes in our customers’ demands may negatively affect our sales and revenue. For example, several of our largest customers have informed us that new architectures being implemented in their datacenters may reduce their demand for 100 Gbps optical transceivers compared to their prior forecasts. This would negatively impact our anticipated revenue from these customers.  If we cannot sufficiently increase revenue from these new customers and our other existing customers, then our overall revenue may be adversely affected.

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

The introduction of new products by us or our competitors and other changes in our customer’s demands could result in a slowdown in demand for our existing products and could result in a write-down in the value of our inventory. We have in the past experienced periodic fluctuations in demand for existing products and delays in new product development, and such fluctuations will likely occur in the future. To the extent we fail to qualify our products and obtain their approval for use, which we refer to as a design win, or experience product development delays for any reason, our competitive position would be adversely affected and our ability to grow our revenue would be impaired.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use our Molecular Beam Epitaxy, or MBE, fabrication process to make our lasers, in addition to Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our MBE fabrication process relies on custom-manufactured equipment. If our MBE or MOCVD fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers. For example, shipments of certain of our 100 Gbps transceiver products to one of our customers decreased during the three months ended September 30, 2018 due to customer concerns about failures of similar products shipped previously. During the quarter, we conducted extensive testing of our products to demonstrate that any potentially affected units could be nearly eliminated from future shipments, and we subsequently resumed shipments with the customer’s agreement.  However, additional testing costs and costs to enhance the ongoing monitoring of product quality may adversely affect the results of our operations.  Manufacturing problems and any such delays would negatively affect our sales and revenue and could negatively affect our competitive position and reputation. We may also experience delays in production, typically in February, during the Lunar New Year holiday when our facilities in China and Taiwan are closed.

Given the high fixed costs associated with our vertically integrated business, a reduction in demand for our products will likely adversely impact our gross profits and our results of operations.

We have a high fixed cost base due to our vertically integrated business model, including the fact that 2,529 of our employees as of December 31, 2018 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

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

Historically, we have generated much of our revenue from the CATV market. In 2018, 2017 and 2016, the CATV market represented 19.3%, 15.9% and 16.7% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecommunications, wireless or satellite, will gain the most widespread acceptance. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition and results of operations will be adversely affected. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecommunication service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

We have limited operating history in the telecom and FTTH markets, and our business could be harmed if these markets do not develop as we expect.

For 2018 and 2017, respectively, we generated 4.9% and 3.4% of our revenue from the telecom market and 0.3%, and 0.1% of our revenue from the FTTH market. In the telecom market, we generally have sold products that were originally designed for other markets (such as internet data center or FTTH) or are variations of such products. As we gain experience in this market, we have begun to develop products specifically designed for telecom customers. Given our limited experience in this market, the products that we develop may prove to be unsuitable for customer use, or we may be unable to derive profit margins from this market that are similar to what we derive from our other markets. The products that we offer in the FTTH market are relatively new and have not yet gained widespread customer acceptance. For example, our WDM-PON products designed for the FTTH market, have not, and may never, gain widespread acceptance by large internet service providers. Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. We are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 Gbps service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition and results of operations will be adversely affected.

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

•

changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products to or from various countries;

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

Our products are complex and undergo quality testing as well as formal qualification by our customers. Our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. Any such failures could delay product shipments to our customers or result in a loss of customers. For example, shipments of certain of our 100 Gbps transceiver products to one of our customers decreased during the three months ended September 30, 2018 due to customer concerns about failures of similar products shipped previously. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. Our products are typically embedded in, or deployed in conjunction with, our customers’ products, which incorporate a variety of components, modules and subsystems and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. We face this risk because our products are widely deployed in many demanding environments and applications worldwide. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty to maintain customer relationships. Any significant product failure could result in litigation, damages, repair costs and lost future sales of the affected product and other products, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems, all of which would harm our business. Although we carry product liability insurance, this insurance may not adequately cover our costs arising from defects in our products or otherwise.

Our loan agreements contain restrictive covenants that may adversely affect our ability to conduct our business.

We have lending arrangements with several financial institutions, including loan agreements with Branch Banking and Trust (BB&T) Bank in the U.S., credit facilities with Taishin International Bank, Development Bank of Singapore and CTBC Bank, a finance lease agreement with Chailease Finance Co., Ltd. in Taiwan and a credit facility with China Construction Bank Co. in China. Our loan agreements governing our long-term debt obligations in the U.S. and Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with BB&T are secured by our accounts receivable, inventory, intellectual property, and all business assets including real estate and equipment. Our credit facilities with China Construction Bank Co. are secured by real estate. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

Data breaches and cyberattacks could compromise our operations, our customers’ operations, or the operations of our contract manufacturers upon whom we rely, and cause significant damage to our business and reputation.

Cyberattacks have become more prevalent and much harder to detect and defend against. Companies, including companies in our industry, have been increasingly subject to a wide variety of security incidents, cyberattacks and other attempts to gain unauthorized access to their systems or to deny access and disrupt their systems and operations. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems.

In the ordinary course of our business, we and our data center customers maintain sensitive data on our respective networks, including intellectual property, employee personal information and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. Despite our implementation of network security measures, our network and storage applications may be subject to computer viruses, denial of service attacks, ransomware and other forms of cyber terrorism, unauthorized access by hackers or may be breached due to operator error, malfeasance or other system disruptions. Our customers’ network and storage applications may be subject to similar disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. Data breaches and any unauthorized access or disclosure of our information, employee information or intellectual property could compromise our business, trade secrets and other sensitive business information, any of which could result in legal action against us, exposure of our intellectual property to our competitors, damages, fines and other adverse effects. A data security breach could also lead to public exposure of personal information of our employees, customers and others. Any such theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Cyberattacks, such as computer viruses or other forms of cyber terrorism, may disrupt access to our network or storage applications. Such disruptions could result in delays or cancellations of customer orders or the production or shipment of our products. Data security breaches involving our data center customers could affect their financial condition and ability to continue to purchase our products. Further, cyberattacks may cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources.

These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

Changes in U.S. and international trade policies, particularly with regard to China, may materially and adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that have led and may lead to further changes to U.S. and international trade policies, including recently-imposed tariffs affecting certain products manufactured in China. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials. Three rounds of U.S. tariffs on imports from China have become effective in July 2018, August 2018 and September 2018 (respectively the “U.S. Tariffs on China Imports”). A limited number of our products that have a China country of origin are currently subject to the U.S. Tariffs on China Imports.

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

Furthermore, the implementation of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions on us. Imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business.

Significant changes to existing international trade agreements could also lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners.  For example, the Chinese government could, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

We face a variety of risks associated with our international sales and operations.

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2018, 2017 and 2016, 23.1%, 22.7% and 15.8% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan. Our international revenue and operations are subject to a number of material risks, including:

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

We are subject to income taxes in the U.S. and other foreign jurisdictions, including China and Taiwan. In addition, we are subject to various state taxes in states where we have nexus. We base our tax position on the anticipated nature and conduct of our business and our understanding of the tax laws of the countries and states in which we have assets or conduct activities. Our tax position may be reviewed or challenged by tax authorities. Moreover, the tax laws currently in effect may change, and such changes may have retroactive effect, such as the U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). We have inter-company arrangements in place providing for administrative and financing services and transfer pricing, which involve a significant degree of judgment and are often subject to close review by tax authorities. The tax authorities may challenge our positions related to these agreements. If the tax authorities successfully challenge our positions, our effective tax rate may increase, adversely affecting our results of operation and our business.

The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we interpret any additional guidance, we may make adjustments to amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. There can be no assurances as to the favorable outcome of any litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results. As disclosed in “Item 3. Legal Proceedings,” on August 5, 2017, we and certain of our officers are currently subject to class action litigation related to allegations that we made materially false and misleading statements or failed to disclose material facts. Such litigation includes requests for damages and other relief. As further described in that section, subsequent derivative actions and securities class actions have since been filed.  This litigation and any other such litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patents in the U.S. and in other foreign countries, some of which have been issued. In addition, we have registered certain trademarks in the U.S. We cannot guarantee that our pending applications will be approved by the applicable governmental authorities. Moreover, our existing and future patents and trademarks may not be sufficiently broad to protect our proprietary rights or may be held invalid or unenforceable in court. A failure to obtain patents or trademark registrations or a successful challenge to our patents and trademark registrations in the U.S. or other foreign countries may limit our ability to protect the intellectual property rights that these patent and trademark registrations intended to cover.

Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. law. We may seek to secure comparable intellectual property protections in other countries. However, the level of protection afforded by patent and other laws in other countries may not be comparable to that afforded in the U.S.

We also attempt to protect our intellectual property, including our trade secrets and know-how, through the use of trade secret and other intellectual property laws, and contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and independent consultants. We also use non-disclosure agreements with other third parties who may have access to our proprietary technologies and information. Such measures, however, provide only limited protection, and there can be no assurance that our confidentiality and non-disclosure agreements will not be breached, especially after our employees end their employment, and that our trade secrets will not otherwise become known by competitors or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products, otherwise obtain and use our intellectual property, or may independently develop similar or equivalent trade secrets or know-how. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed, misappropriated or duplicated, our business, results of operations or financial condition could be materially harmed.

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

From time to time we may choose to or be required to license technology or intellectual property from third parties in connection with the development of our products. We cannot assure you that third party licenses will be available to us on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our results of operations. Our inability to obtain a necessary third party license required for our product offerings or to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, any of which could adversely affect our business. If we are not able to obtain licenses from third parties, if necessary, then we may also be subject to litigation to defend against infringement claims from these third parties. Our competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.

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

As of December 31, 2018, we had U.S. accumulated net operating losses, or NOLs, of approximately $47.4 million, federal and state research and development credits (“R&D credits”) of $6.6 million, interest expense of $1.0 million and foreign tax credits of $4.6 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, tax credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Based upon an analysis of our equity ownership, we believe that we have experienced ownership changes; however, we do not believe those limitations result in a material loss of tax benefits. Should we experience additional ownership changes, our NOL carry forwards and tax credits may be further limited.

Our manufacturing operations are subject to environmental regulation that could limit our growth or impose substantial costs, adversely affecting our financial condition and results of operations.

Our properties, operations and products are subject to the environmental laws and regulations of the jurisdictions in which we operate and sell products. These laws and regulations govern, among other things, air emissions, wastewater discharges, the management and disposal of hazardous materials and solid wastes, the contamination of soil and groundwater, employee health and safety and the content, performance, packaging and disposal of products. Our failure to comply with current and future environmental laws and regulations, or the identification of contamination for which we are liable, could subject us to substantial costs, including fines, clean-up costs, natural resource damages, third-party property damages or personal injury claims, administrative, civil or criminal penalties and could result in injunctive relief requiring us to make significant investments to upgrade our facilities, redesign or change our manufacturing processes, redesign our products, or curtail our operations. Liability under environmental, health and safety laws can be joint and several and without regard to fault or negligence. For example, pursuant to environmental laws and regulations, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, we may be liable for the full amount of any remediation-related costs at properties we currently own or formerly owned, such as our currently owned Sugar Land, Texas facility, or at properties at which we previously operated, as well as at properties we will own or operate in the future, and properties to which we have sent hazardous substances, whether or not we caused the contamination. Identification of presently unidentified environmental conditions, more vigorous enforcement by a governmental authority, enactment of more stringent legal requirements or other unanticipated events could give rise to adverse publicity, restrict our operations, affect the design or marketability of our products or otherwise cause us to incur material environmental costs, adversely affecting our financial condition and results of operations.

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

Changes in our products or any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in delayed or decreased sales of our products to existing or potential customers. In such event, our business and results of operations could be adversely affected. For example, in April 2018, Zhongxing Telecommunications Equipment Corporation and ZTE Kangxun Communications Ltd. (collectively “ZTE”) were added to the U.S. Department of Commerce’s Bureau of Industry and Security’s List of Denied Persons, which imposed a seven year denial of export privileges against ZTE.  However, in July 2018, the denial of export privileged was suspended and ZTE was removed from the list of Denied Persons. Although ZTE is not currently one of our significant customers, such actions against customers or potential customers could adversely affect our business and results of operations.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $143.1 million, $122.3 million and $81.1 million or 53.6%, 32.0% and 31.1%, of our revenue in the years ended December 31, 2018, 2017 and 2016 was attributable to our product manufactured at our plant in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 36.8%, 29.9% and 23.0% as of December 31, 2018, 2017 and 2016, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may become the target of this type of litigation in the future. For example, on August 3, 2017 we provided guidance for the third quarter of 2017, and on August 4, 2017 the market price of our stock decreased significantly. As disclosed in “Item 3. Legal Proceedings,” on August 5, 2017, a class action lawsuit was filed against us and two of our officers. The complaint in this matter alleges that we made materially false and misleading statements or failed to disclose material facts and requests damages and other relief. On August 7, 2018, a derivative class action lawsuit was filed against our chief executive officer, chief financial officer and board of directors. The allegations are substantially similar to those under the August 5, 2017 lawsuit. On October 1, 2018, another class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers. The complaint in this matter alleges that we made materially false and misleading statements or failed to disclose material facts and a related action was filed on October 10, 2018. These lawsuits and any other such litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

	Owned or Lease	Approximate
Location	Expiration Date	Square Footage	Use
Sugar Land, Texas	Owned (1)	139,450	Administration, sales, manufacturing, research and development
Duluth, Georgia	November 30, 2021 (2)	2,983	Research and development
Ningbo, China	Owned (3)	458,849	Administration, sales, manufacturing, research and development
Taipei, Taiwan	May 31, 2029 (4)	268,797	Administration, sales, manufacturing, research and development

(1)	We manufacture laser chips (utilizing our MBE and MOCVD process), subassemblies and components in our Sugar Land, Texas facility.

(2)	The lease covering the Georgia office commenced on December 1, 2015 and expires on November 30, 2021.

(3)

In our China facility, we manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Our China subsidiary acquired the land use rights to the real property on which our current facility is located from the Chinese government. Such land use rights expire on October 7, 2054. Our China subsidiary owns the facility located on such real property. Our China subsidiary also obtained from the Chinese government the land use rights to a second real property located within a close proximity to our current facility. We have begun construction on a new manufacturing facility on the second real property. The land use rights for the second real property expire on December 28, 2067.

(4)

In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center market, telecom, FTTH and other markets. Our Taiwan subsidiary relocated its entire operation to this facility in November 2014. The lease covering the new facility commenced on June 1, 2014 and expires on May 31, 2029.

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

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” The complaint requests unspecified damages and other relief. We dispute the allegations set forth in the complaint and are vigorously contesting the matter. The briefing on our motion to dismiss the complaint was completed on May 21, 2018, and the motion is still pending.

On August 7, 2018, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas styled Lei Jin, derivatively on behalf of Applied Optoelectronics, Inc. v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-02713 alleging breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act based on similar factual allegations as in the Abouzied Securities Class Action.  On December 18, 2018, a second derivative complaint was filed styled Yiu Kwong Ng v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-4751 alleging the same causes of actions as the Jin complaint and additional factual allegations regarding our announcement on September 28, 2018 that we had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  On January 11, 2019, the court consolidated these two derivative actions, and on January 15, 2019, the court entered an order staying the actions pending the outcome of the motion to dismiss in the Abouzied Securities Class action and the forthcoming motion to dismiss in the Taneja Securities Class Action, described in the following paragraph.  The complaint requests unspecified damages and other relief.  We dispute the allegations and intend to vigorously contest the matter if and when the stay is lifted.

On October 1, 2018, a securities class action was filed in the United States District Court for the Southern District of Texas styled Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-3544.  The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, our chief executive officer, and our chief financial officer, arising out of our announcement on September 28, 2018 that we had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  The original complaint requests unspecified damages and other relief.  We dispute the allegations set forth in the original complaint and intend to vigorously contest the matter. The case has been consolidated with two identical complaints that were subsequently filed on October 10, 2018 and October 18, 2018, styled Davin Pokoik v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, Case No. 4:18-cv-3722 and Stephen McGrath v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, respectively.  The three cases were consolidated on January 4, 2019, and Mark Naglich was appointed Lead Plaintiff on that same date.  The original complaint requests unspecified damages and other relief.  We dispute the allegations in the complaint and intend to vigorously contest the matter.  The deadline for Lead Plaintiff to file a consolidated amended complaint is March 5, 2019, and the deadline for our motion to dismiss is sixty days after the consolidated amended complaint is filed.

Item 4.         Mine Safety Disclosure

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of February 20, 2019 there were 37 holders of record of our common stock (not including beneficial holders of our common stock holding in street name). The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	Low	High
Fiscal Year 2017:
First Quarter	$21.88	$60.19
Second Quarter	$40.28	$75.59
Third Quarter	$55.13	$103.41
Fourth Quarter	$36.70	$65.75

Fiscal Year 2018:
First Quarter	$23.65	$38.89
Second Quarter	$24.00	$47.04
Third Quarter	$24.66	$48.80
Fourth Quarter	$13.84	$24.91

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

PERCENT CHANGE
		NASDAQ	NASDAQ
Date	AAOI	Telecom	Composite
9/26/2013	100.00%	100.00%	100.00%
12/31/2013	150.70%	102.48%	110.28%
12/31/2014	112.65%	111.61%	125.05%
12/31/2015	172.29%	103.25%	132.21%
12/31/2016	235.34%	118.59%	142.13%
12/29/2017	379.72%	139.28%	182.27%
12/31/2018	251.61%	146.03%	186.50%

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

Unregistered Sales of Equity Securities

Not applicable.

Item 6.         Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes. You should read this summary consolidated financial data together with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that have previously been filed with the SEC. Our historical results are not necessarily indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of results for the entire year.

The following table sets forth our consolidated results of operations for the periods presented (in thousands, except share and per share data):

	Years ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue	$267,465	$382,329	$260,713	$189,903	$130,449
Cost of goods sold (1)	179,692	216,049	173,759	129,450	86,203
Gross profit	87,773	166,280	86,954	60,453	44,246
Operating expenses:
Research and development (1)	49,903	35,365	31,780	20,852	15,970
Sales and marketing (1)	9,141	8,702	6,627	6,381	6,043
General and administrative (1)	39,497	35,262	25,527	19,771	17,095
Total operating expenses	98,541	79,329	63,934	47,004	39,108
Income (loss) from operations	(10,768)	86,951	23,020	13,449	5,138
Interest and other income (expense), net:
Interest income	282	221	247	328	369
Interest expense	(1,106)	(858)	(1,717)	(1,018)	(326)
Other income (expense), net	1,814	(1,788)	(547)	(1,591)	(699)
Total interest and other income (expense), net	990	(2,425)	(2,017)	(2,281)	(656)
Income (loss) before income taxes	(9,778)	84,526	21,003	11,168	4,482
Income tax (expense) benefit	7,632	(10,575)	10,231	(375)	(199)
Net income (loss) attributable to common stockholders	$(2,146)	$73,951	$31,234	$10,793	$4,283
Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$3.87	$1.82	$0.69	$0.30
Diluted	$(0.11)	$3.67	$1.76	$0.65	$0.28
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	19,646,646	19,097,355	17,201,731	15,626,753	14,307,477
Diluted	19,646,646	20,139,105	17,712,928	16,532,850	15,186,961

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

The following table provides share-based compensation expense for the periods presented (in thousands):

	Years ended December 31,
	2018	2017	2016
Cost of goods sold	$795	$461	$190
Research and development	2,419	1,496	591
Sales and marketing	925	481	357
General and administrative	6,981	5,357	2,695
Total share-based compensation expense	$11,120	$7,795	$3,833

The following table provides selected balance sheet data for the periods presented (in thousands):

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Total cash, restricted cash, cash equivalents and short-term investments	$58,004	$83,984	$52,008	$40,679	$40,873
Working capital (1)	116,857	158,953	97,579	79,848	64,638
Total assets	466,840	452,948	322,318	273,475	183,670
Short-term obligations (2)	28,217	559	8,172	33,906	10,862
Long-term obligations (3)	60,328	48,964	34,961	33,997	20,057
Common stock and additional paid-in-capital	292,500	285,395	265,282	233,353	192,127
Total retained earnings (deficit)	$35,992	$38,138	$(37,013)	$(68,247)	$(79,040)

(1)	Working capital is defined as total current assets less total current liabilities.
(2)	Short-term obligations are defined as short-term loans, capital leases, notes payable and bank acceptance payable.
(3)	Long-term obligations are defined as long-term loans, capital leases and notes payable.

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

In 2018, 2017 and 2016, our revenue was $267.5 million, $382.3 million and $260.7 million and our gross margin was 32.8%, 43.5% and 33.4%. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 30.1% between 2009 and 2018. In the years ended December 31, 2018, 2017 and 2016, we had net income (loss) of $(2.1) million, $74.0 million and $31.2 million, respectively. At December 31, 2018 and 2017, our retained earnings was $36.0 million and $38.1 million, respectively. In 2018, we earned 74.9% of our total revenue from the internet data center market, and 19.3% of our total revenue from the CATV market.

We sell our products to leading OEMs in the CATV, telecom, and FTTH markets as well as internet data center operators. In 2018, revenue from the internet data center market, CATV market, telecom market and FTTH markets provided 74.9%, 19.3%. 4.9%, and 0.3% of our revenue, respectively, compared to 80.2%, 15.9%. 3.4%, and 0.1% of our 2017 revenue, respectively. In 2018, our key customers in the data center market included, Facebook, Inc. (Facebook), Microsoft Corp (Microsoft) and Amazon.com (Amazon). In 2018, 2017, and 2016, Facebook accounted for 38.3%, 28.6% and 3.6% of our revenue, Microsoft accounted for 22.1%, 13.8%, and 18.3% of our revenue and Amazon accounted for 12.1%, 35.4%, and 54.6% of our revenue, respectively. In 2018, our key customers in the CATV market included Cisco Systems, Inc. (Cisco); a large CATV equipment company in China; and Arris Group, Inc. (Arris). In 2018, 2017 and 2016, Cisco accounted for 9.9%, 4.8%, and 5.4%, of our revenue, respectively; our large China-based customer accounted for 3.3%, 3.4%, and 1.2% of our revenue, respectively; and Arris accounted for 2.1%, 3.2% and 5.8%, of our revenue, respectively.

In 2018, our revenue decrease of 30.0% over the prior-year was driven primarily by decreased demand for our 40 Gbps and 100 Gbps transceivers as one of our customers reduced its demand for optical transceivers due to changes in the way it architects its network. Additionally, in the third quarter of 2018, we decreased shipments of our 100 Gbps transceiver products to one of our customers due to their concerns about failures of similar products shipped previously. We conducted extensive testing of our products with the goal of demonstrating that any potentially affected units could be nearly eliminated in future shipments. During the time that this issue was being investigated, production activity was reduced as resources were redirected to efforts to identify the root cause of any failures observed, and in order to avoid manufacturing products that could not be proven to meet acceptable quality standards. These decreases were partially offset by an increase in demand for 100 Gbps transceivers from other customers. The decrease in revenue in the CATV market for the year was a result of decreased available production capacity in our China factory associated with staff turnover related to the Lunar New Year. The increase in revenue in our telecom market was primarily attributable to increased demand for telecom products by our customers as they supply new deployments of telecom infrastructure. The increase in revenue in our FTTH market was due to the fluctuation in demand for certain older legacy products and this demand is expected to continue to fluctuate.

We expect continued sales of our 40 Gbps and 100 Gbps products in 2019, and we expect that sales of 100 Gbps products will likely exceed sales of 40 Gbps products. However, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition. Also, several of our customers have indicated more uncertainty in their demand levels in the near term, compared with previous years.  This is attributed to uncertainty surrounding general economic conditions and the effect of datacenter architecture changes on transceiver demand.  Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, raw material cost reduction or increase, manufacturing utilization rate and changes in manufacturing efficiency.

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

Our business depends on winning competitive bid selection processes to develop components, systems and equipment for use in our customers’ products. These selection processes are typically lengthy, and as a result our sales cycles will vary based on the level of customization required, market served, whether the design win is with an existing or new customer and whether our solution being designed in our customers’ product is our first generation or subsequent generation product. We do not have any long-term purchase commitments (in excess of one year) with any of our customers, most of whom purchase our products on a purchase order basis, however, once one of our solutions is incorporated into a customer’s design, we believe that our solution is likely to continue to be purchased for that design throughout that product’s life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution.

In 2018, 2017 and 2016, we had 26, 19, and 30 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

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

Pricing, Product Cost and Margins. Our products are sold in a highly competitive marketplace, and in many cases our products are only minimally differentiated from those of our competitors.  In addition, our sales are heavily concentrated with a small number of end customers.  As a result, there is strong pricing pressure across many of our product lines.  We have addressed this strong pressure in several ways:

•

Lowering our material costs.  In some cases, we are able to negotiate more favorable pricing from our raw material suppliers.  Also, where feasible, we are often able to develop internal production for certain materials that were previously purchased from other companies.  This generally has resulted in lower material costs for us.

•

Enhancing the efficiency of our production process.  We have been able to automate many of our production processes, which often results in lower labor costs and reduced scrap or rework rates, both of which lower our production cost.  In some cases, we have been able to redesign our products to make them less complex to manufacture, and when possible during these redesigns we also incorporate lower cost raw materials.

•

Introducing new products.  In many cases, newly released products have more features and often higher prices compared with older products.  By regularly introducing new products, we attempt to minimize the average price reduction we experience.  However, we often initially experience lower gross margins on new products, as our pricing is based upon anticipated volume-driven cost reductions over the life of the design win. Thus, if we are unable to realize our expected cost reductions, we may experience declining gross margins on such products.

Our product pricing is established when the product is initially introduced to the market, and thereafter through periodic negotiations with customers. We generally do not agree to periodic automatic price reductions. Furthermore, due to the dynamics in the CATV market and the value of our outsourced design services to our customers, we believe we face less downward price pressure than many of our competitors in this market. We sell a wide variety of products among our four target markets and our gross margin is heavily dependent in any quarter on the product mix achieved during that period as well as any price changes that we have agreed upon with our customers.

Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated, first within the CATV market and in 2016-2018 within the internet data center market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. In the last three years, we have taken several actions to increase the diversity of our customer base. These actions include hiring additional sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. In 2018 and 2017, we had three customers that each accounted for more than 10% of our revenue.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2018, 2017 and 2016, as well as the corresponding percentage of our total revenue for each period (in thousands, except percentages):

	Years ended December 31,
Market	2018	2017	2016
Data Center	$200,236	$306,712	$201,314
CATV	51,699	60,756	43,567
Telecom	13,159	12,899	12,938
FTTH	818	490	1,567
Other	1,553	1,472	1,327
Total	$267,465	$382,329	$260,713

	Percentage of Revenue
Data Center	74.9%	80.2%	77.2%
CATV	19.3%	15.9%	16.7%
Telecom	4.9%	3.4%	5.0%
FTTH	0.3%	0.1%	0.6%
Other	0.6%	0.4%	0.5%
Total Revenue	100%	100%	100%

In 2018, 2017 and 2016, our top ten customers represented 92.9%, 94.9% and 95.5% of our revenue, respectively.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2018, 53.6% of our total revenue was manufactured at our China-based subsidiary, with $10.1 million denominated in RMB and 42.5% of our total revenue was from products manufactured at our Taiwan-based facility with no revenue denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2019.

Cost of goods sold and gross margin

Our cost of goods sold is impacted by variances arising from changes in yields and production volume, as well as increases or decreases in the cost of raw materials used in production. We typically experience lower yields and higher associated costs on new products. For our mature products, we can experience lower yields and higher production costs if customer requirements change or if we experience manufacturing difficulties or quality issues during our production process. Notwithstanding the foregoing, however, in general for our mature products our cost of goods sold for a particular product declines over time as a result of increasing efficiencies in the manufacturing processes, or supply cost declines, as well as yield improvements and testing enhancements.

We manufacture products in three of our four facilities located in the U.S., Taiwan and China. Generally, laser chips and optical components are manufactured in our Sugar Land facility, optical components and subassemblies are manufactured in our Taiwan facility, and optical components and optical equipment are manufactured in our China facility. Because of our vertical integration model, we generally utilize our own optical component products in our semi-finished and finished goods that we sell between and among our respective manufacturing operations. We base those internal sales upon established transfer pricing methodologies. However, we eliminate all of those internal sales, and cost of goods sold transactions, to arrive at total revenue and cost of goods sold on a consolidated basis.

We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated in U.S. or NT dollars or RMB, depending upon the manufacturing location.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 32.8% and 43.5%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we may sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and include salaries, benefits, bonuses and share-based compensation. With regard to sales and marketing expense, personnel costs also include sales commissions.

Research and development. Research and development, or R&D, expense consists primarily of personnel costs, including share-based compensation for R&D personnel, and R&D work orders (that include material, direct labor and allocated overhead), as well as allocated development costs, such as engineering services, software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred. Customers rely upon us to assist them with the development of new products and modification of existing products because of our extensive optical design and manufacturing expertise. We work closely with our customers in the critical design phase of product development and are occasionally reimbursed for some of these development efforts. As our product portfolio has become broader and as we have placed increasing emphasis on diversifying our customer base, our R&D expenses have risen more quickly than in the past. In the future, we expect research and development expense to increase on a dollar basis, and will likely increase as a percentage of our revenue until revenue from the products developed as a result of this increased R&D investment begin to be recognized, then thereafter we expect R&D expense to decrease as a percentage of our revenue.

Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expense, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their offering or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2018, 2017 and 2016. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2018, 2017 and 2016. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

General and administrative. General and administrative expense consists primarily of personnel costs, including share-based compensation, primarily for our finance, human resources, legal and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation of capital equipment and facility costs. We expect general and administrative expense to increase as we continue to grow in both size and complexity as a public company. We expect rising costs including increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act and the rules and regulations applicable to companies listed on a national stock exchange, as well as investor relations expense and higher insurance premiums. In the future, we expect general and administrative expense to increase on a dollar basis but to decline as a percentage of revenue, to the extent that our revenue increases over time.

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

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2018 our effective tax rate was 78.1%. In 2017 and 2016, our effective tax rate was 12.5% and (48.7%), respectively. Our effective U.S. federal income tax rate was 0% prior to 2016 as we incurred operating losses and had recorded a full valuation allowance against those losses, which was released in July 2016.

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

For the years ended December 31, 2018 and 2017, we had $0.2 million and $0.2 million, respectively, of unrecognized tax benefits related to U.S. tax benefits recognized for which we do not meet the more likely than not threshold.

See additional information regarding income taxes in Note M.

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

We are uncertain whether the demand for our internet data center, telecom and FTTH products is seasonal, as our sales data does not indicate a significant trend with respect to these products. In 2017, we began to manufacture a meaningful quantity of internet data center products in our Ningbo, China factory. This factory experiences a lengthy shut-down associated with the Lunar New Year holiday which occurs in Q1 of each year. In addition to the factory shut-down, it is also common for employees in the factory to fail to return to work following resumption of operations. In the years 2018, 2017, and 2016, the percentage of employees in our China factory who resigned or were terminated during Q1, relative to the average number of employees during the quarter was 90%, 42%, and 51%, respectively. As a result of this employee turnover, we must hire and train replacement employees. These replacement employees require a period of training and improvement, and this impacts the quantity of products we can produce in the quarter. The combined effect of the factory shut-down and employee turnover in the quarter may also contribute to negative seasonality in Q1.

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

	Years ended December 31,
	2018	2017	2016
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	67.2%	56.5%	66.6%
Gross profit	32.8%	43.5%	33.4%
Operating expenses
Research and development	18.6%	9.2%	12.2%
Sales and marketing	3.4%	2.3%	2.5%
General and administrative	14.8%	9.2%	9.8%
Total operating expenses	36.8%	20.7%	24.5%
Income (loss) from operations	(4.0)%	22.7%	8.9%
Interest and other income (expense), net	0.4%	(0.6)%	(0.8)%
Income (loss) before income taxes	(3.6)%	22.1%	8.1%
Income tax benefit (expense)	2.8%	(2.8)%	3.9%
Net income (loss)	(0.8)%	19.3%	12.0%

Comparison of Years Ended December 31, 2018 and 2017

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	Years ended December 31,				Change
	2018	% of Revenue	2017	% of Revenue	Amount	%
Data Center	$200,236	74.9%	$306,712	80.2%	$(106,476)	(34.7)%
CATV	51,699	19.3%	60,756	15.9%	(9,057)	(14.9)%
Telecom	13,159	4.9%	12,899	3.4%	260	2.0%
FTTH	818	0.3%	490	0.1%	328	66.9%
Other	1,553	0.6%	1,472	0.4%	81	5.5%
Total Revenue	$267,465	100.0%	$382,329	100.0%	$(114,864)	(30.0)%

The decrease in revenue for the year was driven primarily by decreased demand for our 40 Gbps and 100 Gbps transceivers as one of our customers reduced its demand for optical transceivers due to changes in the way they architect their network. Additionally, in the third and fourth quarters of 2018, we experienced decreased shipments of our 100 Gbps transceiver products to one of our customers due to their concerns about failures of similar products shipped previously. We conducted extensive testing of our products to demonstrate that any potentially affected units could be nearly eliminated in future shipments. During the time that this issue was being investigated, production activity was reduced as resources were redirected to efforts to identify the root cause of any failures observed, and in order to avoid manufacturing product that could not be proven to meet acceptable quality standards. These decreases were partially offset by an increase in demand for 100 Gbps transceivers from other customers. We expect continued sales in 2019 of 100 Gbps and 40 Gbps products to the customer affected by the quality issue. The decrease in revenue in the CATV market for the year was partially a result of decreased available production capacity in our China factory associated with staff turnover related to the Lunar New Year, combined with reduced demand from one of our CATV customers in the second and third quarters associated with excess inventory the customer had previously purchased from us. The increase in revenue in our telecom market was primarily attributable to increased demand for telecom products by our customers as they supply new deployments of telecom infrastructure. The increase in revenue in our FTTH market was due to the fluctuation in demand for certain older legacy products and this demand is expected to continue to fluctuate.

In the years ended December 31, 2018 and 2017, our top ten customers represented 92.9% and 94.9% of our revenue, respectively.

Cost of goods sold and gross margin

	Years ended December 31,
	2018		2017		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$179,692	67.2%	$216,049	56.5%	$(36,357)	(16.8)%
Gross margin	87,773	32.8%	166,280	43.5%

Cost of goods sold decreased by $36.4 million, or 16.8%, from 2017 to 2018, primarily due to a 30.0% decrease in sales over the prior year. The decrease in gross margin for the year ended December 31, 2018 compared to the same period ended December 31, 2017  was primarily the result of lower capacity utilization, resulting in higher fixed cost absorption for 100 Gbps products produced and shipped in the period.  In addition, additional costs were incurred for more extensive quality and reliability testing. As noted in the revenue discussion above, production was reduced while we investigated customer reports of failures of similar products shipped previously.  This decreased production quantity resulted in higher fixed-cost absorption, and eliminating potentially defective units from our production process temporarily reduced product yields in the third and fourth quarters of 2018.

Operating expenses

	Years ended December 31,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$49,903	18.7%	$35,365	9.2%	$14,538	41.1%
Sales and marketing	9,141	3.4%	8,702	2.3%	439	5.0%
General and administrative	39,497	14.8%	35,262	9.2%	4,235	12.0%
Total operating expenses	$98,541	36.8%	$79,329	20.7%	$19,212	24.2%

Research and development expense

Research and development expense increased by $14.5 million, or 41.1%, from 2017 to 2018. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 40 Gbps, 100 Gbps, and 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. Research and development costs increased from 2017 to 2018 due mainly to increases in personnel-related costs, depreciation expenses associated with new R&D equipment purchased or transferred during the year, materials and supplies used in R&D activities and an increase in costs from R&D work orders.  As we continue to focus on broadening our product portfolio, especially increasing our product offerings in the telecom, FTTH and other areas, we expect to continue to increase our R&D investments.

Sales and marketing expense

Sales and marketing expense increased by $0.4 million, or 5.0%, from 2017 to 2018. This increase was due to increases in personnel costs, duties and freight and trade show expenses, offset by decreased commissions, customs taxes and professional fees.

General and administrative expense

General and administrative expense increased by $4.2 million, or 12.0%, from 2017 to 2018. These increases were primarily due to an increase in personnel-related costs, share-based compensation expenses, depreciation expenses, insurance expenses and professional service fees.

Other income (expense), net

	Years ended December 31,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$282	0.1%	$221	0.1%	$61	27.6%
Interest expense	(1,106)	(0.4)%	(858)	(0.2)%	(248)	28.9%
Other income (expense), net	1,814	0.7%	(1,788)	(0.5)%	3,602	(201.5)%
Total other expense, net	$990	0.4%	$(2,425)	(0.6)%	$3,415	(140.8)%

Interest income increased over the same prior year periods due to larger cash balances.

Interest expense increased by 28.9% from 2017 to 2018 due to higher debt balances along with higher interest rates in the current year.

Other income (expense) for 2018 was income of $1.8 million, a $3.6 million favorable increase as compared to 2017. These increases were due to a $2.7 million increase of foreign exchange gains resulting from the favorable fluctuation of certain Asian currencies against the U.S. dollar and $0.7 million higher subsidies during the current year from the U.S. and Chinese governments related to our qualification as a high-tech enterprise.

Benefit (provision) for income taxes

	Years ended December 31,
	2018	2017	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$7,632	$(10,575)	18,207	(172.2)%

Our income tax expense (benefit) consists of U.S. income tax, state taxes, Taiwan and China income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

We recorded a tax benefit of $7.6 million for the year ended December 31, 2018 as compared to the tax expense of $10.6 million for the year ended December 31, 2017. The income tax benefit in the year ended December 31, 2018 was primarily related to the impact of changes to tax law, offset by the recognition of excess tax benefits attributable to share-based compensation as well as the recognition of research and development credits. The income tax expense recorded in the year ended December 31, 2017 was primarily related to the impact of changes to tax law, offset by the recognition of excess tax benefits attributable to share-based compensation as well as the recognition of research and development credits.

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

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We estimated the impact of the Tax Act in our year-end income tax provision in accordance with our understanding of the Tax Act and as a result recorded $7.8 million as additional income tax expense in 2017. The 2017 provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $2.8 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $5.0 million based on cumulative foreign earnings of $62.8 million.

Liquidity and Capital Resources

As of December 31, 2018, we had $69.4 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2018, our cash, cash equivalents, restricted cash and short-term investments totaled $58.0 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions. No shares of common stock were sold pursuant to this Registration Statement on Form S-3 in the year ended December 31, 2018

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Years ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$14,029	$84,284	$57,104
Net cash used in investing activities	(76,514)	(70,159)	(41,535)
Net cash provided by financing activities	34,803	18,244	1,655
Effect of exchange rates on cash and cash equivalents	1,738	(385)	1,947
Net increase (decrease) in cash	$(25,944)	$31,984	$19,171

Operating activities

In 2018, net cash provided by operating activities was $14.0 million. Net cash provided by operating activities consisted of our net loss of $2.1 million, after the exclusion of non-cash items of $38.5 million, an increase in accounts receivable from our customers of $29.3 million and an increase in accrued liabilities of $0.6 million. These cash increases were offset by an increase in inventory of $28.4 million, a decrease in accounts payable to our vendors of $13.7 million, a decrease in accrued income tax of $7.4 million and an increase in other current assets of $3.0 million

In 2017, net cash provided by operating activities was $84.3 million. Net cash provided by operating activities consisted of our net income of $74.0 million, after the exclusion of non-cash items of $30.4 million, increase in accounts payable to our vendors of $7.2 million, an increase in accrued liabilities of $4.1 million and an increase in accrued income tax of $6.2 million. These cash increases were offset by an increase in accounts receivable from our customers of $10.1 million, an increase in inventory of $21.9 million and an increase in other current assets of $5.6 million.

In 2016, net cash provided by operating activities was $57.1 million. Net cash provided by operating activities consisted of our net income of $31.2 million, after the exclusion of non-cash items of $9.5 million as well as $10.2 million from the reduction of inventories, increase in accounts payable to our vendors of $9.1 million, decrease in prepaid assets of $4.1 million and an increase in accrued liabilities and accrued income tax of $4.1 million. These cash increases were offset by an increase in accounts receivable from our customers of $11.1 million in 2016.

Investing activities

Our investing activities consisted primarily of capital expenditures and purchases of intangible assets.

In 2018, net cash used in investing activities was $76.5 million. The net cash used consisted of spending on property, plant and equipment  and land use rights of $77.4 million offset by sales proceeds from equipment of $0.7 million.

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

In 2018, our financing activities provided $34.8 million in cash. We received $38.8 million in net borrowings associated with our bank loans and bank acceptance notes. These activities were offset by $4.1 million related to tax withholding associated with employee share-based compensation.

In 2017, our financing activities provided $18.2 million in cash. We received $21.6 million in net proceeds from the sale of our common stock pursuant to an at-the-market offering and $6.2 million in net borrowings associated with our bank loans. These activities were offset by $10.7 million related to tax withholding associated with employee share-based compensation.

In 2016, our financing activities provided $1.7 million in cash. We repaid $22.9 million in net borrowings associated with our bank loans and $2.5 million in net repayments of acceptance payable. We also received $27.2 million in net proceeds from the sale of our common stock pursuant to an at-the-market offering.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have revolving lines of credit and term loans with Branch Banking and Trust (BB&T) Bank in the U.S.  These term loans contain financial covenants that may limit the amount and types of debt that we may incur.  As of December 31, 2018, we were in compliance with these covenants.

In Taiwan, we have a revolving credit facility with Taishin International Bank, a revolving credit facility with Development Bank of Singapore (Taiwan) Ltd, a credit facility with CTBC Bank Co, Ltd. and a finance lease agreement with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. And in China, we have a revolving line of credit with China Construction Bank with Global. As of December 31, 2018, we had $69.4 million of unused borrowing capacity.

On September 28, 2017, we entered into a Loan Agreement, a Promissory Note, an Addendum to the Promissory Note, a BB&T Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement (together the “Credit Facility”) with Branch Banking and Trust Company (“BB&T”). The Credit Facility provides us with a three year, $50 million, revolving line of credit. Borrowings under the Credit Facility will be used for general corporate purposes. We make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. Our obligations under the Credit Facility are secured by our accounts receivable, inventory, intellectual property, and all business assets with the exception of real estate and equipment. Borrowings under the Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.50%. The Credit Facility requires us to maintain certain financial covenants and also contains representations and warranties, and events of default applicable to us that are customary for agreements of this type.

On March 30, 2018, we executed a First Amendment to Loan Agreement, a Note Modification Agreement and Addendum to Promissory Note for $60 million, a Promissory Note and Addendum to Promissory Note for $26 million, a Promissory Note and Addendum to Promissory Note for $21.5 million, a Texas Deed of Trust and Security Agreement, an Assignment of Lease and Rent, and an Environmental Certification and Indemnity Agreement, (collectively, the “Amended Credit Facility”), with BB&T. The Amended Credit Facility amends our three-year $50 million line of credit with BB&T, originally executed on September 28, 2017 (the “Existing Loan”). The Amended Credit Facility (1) increases the principal amount of the three-year line of credit from $50 million to $60 million (the “Line of Credit”); (2) allows us to borrow an additional $26 million from BB&T in the form of a five-year capital expenditure loan (the “CapEx Loan”) and (3) allows us to borrow an additional $21.5 million in the form of a seventy-month real estate term loan (the “Term Loan”) to refinance our plant and facilities in Sugar Land, Texas. Borrowings under the Line of Credit bear interest at a rate equal to the one-month LIBOR plus a Line of Credit margin ranging between 1.40% and 2.0%. Borrowings under the CapEx Loan bear interest at a rate equal to the one-month LIBOR plus a CapEx Loan margin ranging between 1.30% and 2.0%. Borrowings under the Term Loan bear interest at a rate equal to the one-month LIBOR plus a Term Loan margin ranging between 1.15% and 2.0%. We are required to make monthly payments of principal and accrued interest with the final monthly payments being for all principal and accrued interest not yet paid. Our obligations under the Amended Credit Facility are secured by our accounts receivable, inventory, equipment, intellectual property, real property, and virtually all business assets. As of December 31, 2018, we were in compliance with all covenants under the Amended Credit Facility. As of December 31, 2018, $23.1 million was outstanding under the Line of Credit, $20.1 million was outstanding under the Term Loan and $19.2 million was outstanding under the CapEx Loan.

On February 1, 2019, we executed a Second Amendment to Loan Agreement with BB&T. The original loan agreement with BB&T, executed on September 28, 2017, and a first amendment to the original loan agreement, executed on March 30, 2018, provided us with a three-year $60 million line of credit; a $26 million five-year capital expenditure loan (the “CapEx Loan”) and a $21.5 million seventy-month real estate term loan for our plant and facilities in Sugar Land, Texas. The Second Amendment to Loan Agreement extends the CapEx Loan draw-down date from March 30, 2019 to September 30, 2019, requires us to provide BB&T monthly financial statements and revises certain financial covenants which are deemed effective as of September 30, 2018.

On May 27, 2015, our Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale contract, our Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, approximately $6.0 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, approximately $0.1 million, to 3,322,413 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, approximately $2.0 million. The Finance Lease Agreement had a three-year term, with monthly payments, that matured on May 27, 2018. The title to the equipment was transferred to our Taiwan branch upon the expiration of the Finance Lease Agreement.

On June 19, 2018, Prime World entered into a one year revolving credit facility totaling 300 million New Taiwan dollars (“NT$”), or approximately $9.8 million, (the “Taiwan Credit Facility”) with Taishin International Bank in Taiwan (the “Bank”). Borrowing under the Taiwan Credit Facility will be used for short-term working capital. Prime World may draw upon the Taiwan Credit Facility from June 19, 2018 until May 31, 2019. The term of each draw shall be either 90 or 120 days. Borrowings under the Taiwan Credit Facility bear interest at a rate of 2.00% for 90 day draws and 1.95% for 120 day draws. At the end of the draw term, Prime World is required to make payment for all principal and accrued interest. The agreements for the Taiwan Credit Facility contain representations and warranties and events of default applicable to Prime World that are customary for agreements of this type. As of December 31, 2018, $3.3 million was outstanding under the Taiwan Credit Facility.

On October 3, 2018, Prime World entered into a revolving credit facility for up to $7 million, (the “Revolving Credit Facility”) with the Development Bank of Singapore (Taiwan) Ltd. (“DBS”). Borrowing under the Revolving Credit Facility will be used for short-term working capital. Prime World may draw upon the Revolving Credit Facility from October 3, 2018 until July 26, 2019.  The term of each draw shall be either 60 or 90 days depending on the purpose of the draw.  Borrowings under the Revolving Credit Facility bear interest at a rate equal to DBS’s cost of funds rate plus 1.25% for draws in U.S. Dollars and 1.35% plus the Bank’s cost of funds rate for draws in New Taiwan Dollars. As of the execution of the Revolving Credit Facility, DBS’s cost of fund’s rate is 0.77% for loans made in New Taiwan Dollars and 2.54% for loans made in U.S. Dollars. DBS’s cost of fund’s rate is adjusted daily. Prime World is required to make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. Prime World’s obligations under the Revolving Credit Facility are secured by promissory notes executed between Prime World and DBS at the time of each draw. The agreements for the Revolving Credit Facility contain representations and warranties and events of default applicable to the Prime World that are customary for agreements of this type. As of December 31, 2018, $3.6 million was outstanding under the Revolving Credit Facility.

On November 29, 2018,  Prime World entered into a Purchase and Sale Contract (the “Sale Contract”) and a Finance Lease Agreement with Chailease Finance Co., Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Sale Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,340,468, or approximately $8.7 million. Simultaneously, Prime World leased the equipment back from Chailease for a term of three-years, pursuant to the Finance Lease Agreement. Prime World is obligated to pay an initial payment of NT$67,340,468, or approximately $2.2 million, thereafter the monthly lease payments range from NT$5,571,229, or $0.2 million, to NT$6,139,188, or approximately $0.2 million. Based on the lease payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Finance Lease Agreement, Prime World’s  payment obligation is secured  by a promissory note to Chailease in the amount of NT$210,601,605, or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Finance Lease Agreement. As of December 31, 2018, $6.3 million was outstanding under the Finance Lease Agreement.

On December 11, 2018,  Prime World entered into a one-year credit facility totaling New Taiwan Dollars 150 million (the “Credit Facility”) with CTBC Bank Co., Ltd. (“CTBC”). Borrowing under the Credit Facility will be used for short-term working capital. Prime World may draw upon the Credit Facility from December 11, 2018 until October 31, 2019. The term of each draw shall be up to 120 days. Under the Credit Facility borrowing in New Taiwan Dollars bear interest at a rate equal to CTBC’s Enterprise Swap Index Rate plus 1.2%; for all foreign currency borrowing interest will bear at a rate equal to CTBC’s Cost of Fund lending rate plus 1.2%. As of the execution of the Credit Facility, CTBC’s Enterprise Swap Index Rate and Cost of Funds lending rate is 0.69% and 3.40% respectively.  At the end of the draw term, Prime World is required to make payment for all principal and accrued interest. The agreements for the Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of December 31, 2018, there was no outstanding balance under the Credit Facility.

On September 21, 2018, our China subsidiary, Global Technology, Inc., entered into a five-year revolving credit line agreement, totaling 129,000,000 Chinese Renminbi, or RMB, or approximately $18.6 million, (the “Credit Line”) and a Security Agreement with China Construction Bank Co., Ltd., in Ningbo, China (“CCB”). Borrowing under the Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the Credit Line between September 21, 2018 and September 17, 2023; however, the amount of available credit under the Credit Line may be reduced by CCB without notice to Global and may be decreased subject to changes of Chinese government regulations. Each draw bears interest equal to CCB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the Credit Line will be secured by real property owned by Global in China and mortgaged to CCB under the terms of the

Security Agreement. As of December 31, 2018, $8.7 million was outstanding under the Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $4.6 million.

On January 21, 2019, Prime World entered into a second Purchase and Sale Contract (the “Second Sales Contract”), Promissory Note,  and a second Finance Lease Agreement, (collectively, the “Second Financing Agreements”) with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Second Sales Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,333,186, or approximately $8.7 million. Simultaneously, Prime World leased the equipment back from Chailease for a term of three-years, pursuant to the Second Finance Lease Agreement. Prime World is obligated to pay an initial monthly payment of NT$67,333,186, or approximately $2.2 million, thereafter the monthly lease payments range from NT$5,570,167, or approximately $0.2 million to NT$6,082,131, or approximately $0.2 million. Based on the lease payments made under the Second Finance Lease Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Second Finance Lease Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease at the amount of NT$209,555,736 or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Second Finance Lease Agreement.

One-month LIBOR rates were 2.50% and 1.56% at December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, there was $2.4 million and $1.0 million of restricted cash, investments or security deposit associated mainly with the loan facilities, respectively

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location.  Construction costs for these facilities under this contract are estimated to total approximately $27.5 million.  As of December 31, 2018, approximately $8.2 million of this total cost has been incurred, with the remaining portion due as the construction progresses.  Construction under this contract is expected to be completed in early 2020.

Future liquidity needs

We believe that our existing cash and cash equivalents, cash flows from our operating activities, and available credit will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, changes in our manufacturing capacity and the continuing market acceptance of our products.  In the event we need additional liquidity, we will explore additional sources of liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity or debt securities, (ii) incurring indebtedness secured by our assets and (iii) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$93,141	$29,644	$41,427	$12,669	$9,401
Operating leases(2)	11,166	1,233	2,175	2,010	5,748
Total commitments	$104,307	$30,877	$43,602	$14,679	$15,149

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

Off-Balance Sheet Arrangements

During 2018, 2017 and 2016, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Revenue recognition

We generally employ a direct sales model in North America, and in the rest of the world we use both direct and indirect channels. Our revenue recognition policy is to recognize gross revenue whether our products are sold on a direct or indirect basis, because our reseller customers (indirect channel) honor the same terms and conditions as do our direct sales customers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Contracts or customer purchase orders are used to determine the existence of an obligation. Shipping documents are used to verify delivery. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. Certain customers may receive cash and/or non-cash incentives, which are accounted for as variable consideration. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and the customer’s payment history. Customers are generally extended net 30 credit terms from the date of shipment, with some extensions for more creditworthy customers.

Shipping and handling costs are included in operating expenses as fulfillment costs unless we bill our customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales. We present revenue net of sales returns and allowances, sales taxes and any similar assessments. We provide a limited warranty as part of our standard terms and conditions of sale. This warranty provides for the repair or replacement of our products, at our discretion, that we determine (i) are defective in workmanship, material, or not in compliance with the mutually agreed written applicable specification and (ii) has in fact failed under normal use on or before one year from the date of original shipment of the products. Some of our customers are provided limited warranties between three to five years, on certain limited and identified products. Warranty costs associated with returned goods that are repaired or replaced are charged to cost of goods sold.

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

Long-lived assets

Depreciation and amortization of the intangible assets and other long-lived assets is provided using the straight-line method over their respective estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in our capital strategy could cause the actual useful lives of intangible assets or other long-lived assets to differ from initial estimates. When we become aware of such changes, we review the anticipated useful life of the affected assets and make any necessary revisions.  In those cases where we determine that the useful life of an asset should be revised, we depreciate the remaining net book value over the new estimated useful life.  In December, 2018, our production management undertook a review of the estimated useful life of many of our production-related assets.  Based on the results of this review, we believe that it is reasonably likely that estimated asset useful lives may be changed in the near term.  If useful lives are revised, we generally expect these revisions to result in longer than current useful lives, and thus lower annual depreciation expense for this equipment.

We evaluate the carrying value of long-lived assets for potential impairment when we determine a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable we perform an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amount of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. We did not record any asset impairment charges in 2018 or 2017.

Valuation of inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. We assess the valuation of our inventory on a periodic basis and provide an allowance for the value of estimated excess and obsolete inventory based on estimates of future demand. During the years ended December 31, 2018, 2017 and 2016, we recorded excess and obsolete inventory charges of $7.2 million, $1.9 million, and $3.7 million, respectively. For the years December 21, 2018, 2017 and 2016, the direct inventory write-offs related to scrap and damaged inventories were $3.5 million, $6.8 million and $5.0 million, respectively.

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

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax (“Transition Tax”) on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (“GILTI”); (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

The Transition Tax is a tax on certain previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries. We were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $5.0 million, with a corresponding adjustment of $5.0 million to income tax expense for the year ended December 31, 2017. On the basis of revised E&P computations that were completed during the reporting period, we recognized an additional measurement-period adjustment of ($1.8) million to the Transition Tax obligation, with a corresponding adjustment of ($1.8) million to income tax benefit during year ended December 31, 2018, net of foreign tax credit considerations. The effect of the measurement-period adjustment on the 2018 effective tax rate was approximately 18.8 percent. The Transition Tax, which has now been determined to be complete, resulted in recording a total Transition Tax obligation of $3.2 million, with a corresponding adjustment of $3.2 million to income tax expense.

See additional information regarding income taxes in Note M of our Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note B of our Consolidated Financial Statements for a description of recent accounting pronouncements.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of December 31, 2018, our U.S. debt bears a variable rate of interest that is based on LIBOR. The debt subject to variable rates is subject to fluctuation in the LIBOR. As of December 31, 2018, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended December 31, 2018, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.8 million in our interest expense for such period.

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

All transactions in currencies other than their functional currencies during the year are subject to foreign exchange risk when the exchange rate fluctuates on the respective relevant dates of such transactions. Transaction gains and losses are recognized in our statements of operations in other income (expense). Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than the functional currencies are re-measured at the exchange rates prevailing on the Balance Sheet date and unrealized exchange differences are recorded in our consolidated income statement. In October 2015, we determined that certain intercompany loans are long-term investments. Therefore, exchange gain (loss) arising from re-measurement of intercompany loans were recorded in the Cumulative Translation Adjustment accounts.

During the year ended December 31, 2018, we recognized $0.7 million of exchange gains arising from foreign currency transactions and re-measurement of monetary assets and liabilities dominated in non-functional currency on balance sheet date.

During the year ended December 31, 2018, 3.8% of our revenue was denominated in RMB and none of our revenue was denominated in NT dollars. In the year ended December 31, 2018, 21.4% of our operating expenses were denominated in RMB and 32.7% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2018, our operating expenses would have had been higher by $0.5 million.

As of December 31, 2018, we held the U.S. dollar denominated liabilities net of assets of approximately $15.3 million in our China subsidiary and $13.8 million in our Taiwan branch. With respect to these U.S. Dollar denominated net liabilities as of December 31, 2018, if exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2018, our other operating expenses would have been reduced by $0.3 million. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income as reported in U.S. Dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report, included below, on the effectiveness of our internal control over financial reporting as of December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements.

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

February 26, 2019

Item 9B.         Other Information

Not applicable.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2018.

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

Item 14.         Principal Accounting Fees and Services

The information required by Part III, Item 14, regarding principal accounting fees and services is incorporated by reference from the information contained in our Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

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

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K..

Item 16.         Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	2004 Incentive Share Plan	S-1	333-190591	10.4	August 13, 2013

10.2.1	†	Form of Stock Option Agreement under 2004 Incentive Share Plan	S-1	333-190591	10.4.1	August 13, 2013

10.3	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.3.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.3.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1	333-190591	10.5.2	August 13, 2013

10.4	†	Amended and Restated 2013 Equity Incentive Plan	10-K	001-36083	10.6	March 9, 2017

10.4.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

10.4.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.4.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.4.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.5	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated January 28, 2007	S-1	333-190591	10.12	August 13, 2013

10.5.1	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10. 6	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016

10.7	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016

10.8	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016

10.9	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and David C. Kuo	10-K	001-36083	10.9	February 28, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.10	Translation of Chinese form of RMB Working Capital Loan Agreement between the Global Technology Inc. and China Construction Bank	10-K	001-36083	10.11.13	March 6, 2014

10.11	Translation of Chinese form of USD Trust Receipt Loan Agreement between Global Technology Inc. and China Construction Bank	10-K	001-36083	10.12	March 6, 2014

10.12	Translation of Lease Agreement dated April 1, 2014 between the Company and Taiwan Asset Management Corporation for office and manufacturing space at No. 18, Gong 4th Rd., Gong’er Industrial Park, Linkou District, New Taipei City 244, Taiwan (R.O.C.)	8-K	001-36083	1.01	April 7, 2014

10.13	Construction Loan Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	January 30, 2015

10.13.1	Commercial Security Agreement, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	January 30, 2015

10.13.2	Promissory Note, dated January 26, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	January 30, 2015

10.14	Translation of Comprehensive Credit Line Contract and General Agreement, dated April 1, 2015, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch	8-K	001-36083	10.1	April 7, 2015

10.14.1	Translation of Approval Notice of China Construction Bank, Taipei Branch	8-K	001-36083	10.2	April 7, 2015

10.15	Translation of Purchase and Sale Contract between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	June 2, 2015

10.15.1	Translation of Finance Lease Agreement between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.2	June 2, 2015

10.16	Credit Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.1	July 7, 2015

10.16.1	Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.2	July 7, 2015

10.16.2	Patent Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.3	July 7, 2015

10.16.3	Trademark Security Agreement, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.4	July 7, 2015

10.16.4	East West Bank Promissory Note, dated June 30, 2015, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.5	July 7, 2015

10.16.5	Comerica Bank Promissory Note, dated June 30, 2015, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.6	July 7, 2015

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.16.6	2nd Lien Construction Deed of Trust, dated June 30, 2015, among Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.7	July 7, 2015

10.17	Translation of Purchase and Sale Contract between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	July 7, 2015

10.17.1	Translation of Finance Lease Agreement and Promissory Note between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.2	July 7, 2015

10.18	Office Lease Agreement between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC dated November 5, 2015	10-Q	001-36083	10.1	November 9, 2015

10.19	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note between Applied Optoelectronics, Inc., Taiwan Branch, and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	April 6, 2016

10.20	Translation of the General Crediting Agreement, dated April 8, 2016, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.1	April 14, 2016

10.20.1	Translation of the Promissory Note, dated April 8, 2016, between Applied Optoelectronics, Inc. and E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.2	April 14, 2016

10.20.2	Translation of Loan Approval Notice by E. Sun Commercial Bank Co., Ltd.	8-K	001-36083	10.3	April 14, 2016

10.21	Translation of Comprehensive Credit Line Contract and General Agreement, dated April 22, 2016, between Applied Optoelectronics, Inc., Taiwan Branch, and China Construction Bank, Taipei Branch	8-K	001-36083	10.1	April 28, 2016

10.21.1	Translation of Approval Notice of China Construction Bank, Taipei Branch, dated March 29, 2016	8-K	001-36083	10.2	April 28, 2016

10.21.2	Translation of the Promissory Note, dated April 22, 2016 between China Construction Bank – Taipei Branch and Applied Optoelectronics, Inc., Taiwan Branch	8-K	001-36083	10.3	April 28, 2016

10.22	Change in Terms Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	June 17, 2016

10.22.1	Notice of Final Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	June 17, 2016

10.22.2	Modification to the Construction Loan Agreement, dated June 14, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	June 17, 2016

10.23	First Amendment to Credit Agreement and Limited Consent, dated June 24, 2016, between Applied Optoelectronics, Inc., East West Bank and Comerica Bank	8-K	001-36083	10.1	June 30, 2016

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.23.1	$17,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.2	June 30, 2016

10.23.2	$2,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.3	June 30, 2016

10.23.3	$5,000,000 Amended and Restated Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.4	June 30, 2016

10.23.4	$5,000,000 Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and Comerica Bank	8-K	001-36083	10.5	June 30, 2016

10.23.5	$17,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.6	June 30, 2016

10.23.6	$2,500,000 Amended and Restated Revolving Credit Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.7	June 30, 2016

10.23.7	$5,000,000 Amended and Restated Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.8	June 30, 2016

10.23.8	$5,000,000 Term Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.9	June 30, 2016

10.23.9	First Modification to Promissory Note, dated June 24, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.10	June 30, 2016

10.24	Change in Terms Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.1	October 7, 2016

10.24.1	Notice of Final Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.2	October 7, 2016

10.24.2	Second Modification to the Construction Loan Agreement, dated October 5, 2016, between Applied Optoelectronics, Inc. and East West Bank	8-K	001-36083	10.3	October 7, 2016

10.25	Translation of Early Termination Agreement, dated January 25, 2017, between Applied Optoelectronics, Inc. and Chailease Finance Company, Ltd.	8-K	001-36083	10.1	January 30, 2017

10.26	Loan Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2017

10.26.1	Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.2	October 4, 2017

10.26.2	Addendum to the Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.3	October 4, 2017

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.26.3	BB&T Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	October 4, 2017

10.26.4	Trademark Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	October 4, 2017

10.26.5	Patent Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	October 4, 2017

10.27	Translation of Early Termination Agreement, dated October 5, 2017, between Prime World International Holdings Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	October 11, 2017

10.28	Supply Agreement, effective November 8, 2017, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.1	February 24, 2018

10.29	Master Purchase Agreement, effective January 2, 2018, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.2	February 21, 2018

10.30	Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30	February 28, 2018

10.30.1	Translation of Investment and Construction Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30.1	February 28, 2018

10.31	Translation of Construction Agreement between Global Technology, Inc. and Zhejiang Xinyu Construction Group Co., Ltd. dated February 8, 2018	10-Q	001-36083	10.5	May 8, 2018

10.32	First Amendment to Loan Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	April 5, 2018

10.32.1	Addendum to the Promissory Note ($60 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	April 5, 2018

10.32.2	Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.3	April 5, 2018

10.32.3	Addendum to the Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	April 5, 2018

10.32.4	Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	April 5, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.32.5	Addendum to the Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	April 5, 2018

10.32.6	Note Modification Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.7	April 5, 2018

10.32.7	Assignment of Lease and Rent, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.8	April 5, 2018

10.32.8	Texas Deed of Trust and Security Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.9	April 5, 2018

10.32.9	Environmental Certification and Indemnity Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.10	April 5, 2018

10.33	Translation of the Approval Notice of Credit Line, dated June 12, 2018	8-K	001-36083	10.1	June 25, 2018

10.33.1	Translation of the Credit Facility Agreement, dated June 19, 2018, between Prime World International Holdings Ltd. and Taishin International Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018)	8-K	001-36083	10.2	June 25, 2018

10.33.2	Translation of the Agreement on Providing Collateral, dated June 19, 2018, between Prime World International Holdings Ltd., and Taishin International Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018)	8-K	001-36083	10.3	June 25, 2018

10.33.3	Translation of the NT$300 Million Promissory Note, dated June 19, 2018, between Prime World International Holdings Ltd. and Taishin International Bank (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018)	8-K	001-36083	10.4	June 25, 2018

10.33.4	Translation of the Maximum Loan (Credit Line) Agreement, dated September 21, 2018, between Global Technology, Inc. and China Construction Bank Co., Ltd.	8-K	001-36083	10.1	September 27, 2018

10.33.5	Translation of the Security Agreement, dated September 21, 2018, between Global Technology, Inc. and China Construction Bank Co., Ltd.	8-K	001-36083	10.2	September 27, 2018

10.34	Letter of Offer, dated July 26, 2018, between Prime World International Holdings, Ltd. and the Development Bank of Singapore (Taiwan) Ltd.	8-K	001-36083	10.1	October 9, 2018

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

10.34.1		Conditions Governing Facilities Granted by and Transactions Entered into with DBS Bank (Taiwan) Ltd., dated October 3, 2018, between Prime World International Holdings Ltd. and the Development Bank of Singapore (Taiwan) Ltd.	8-K	001-36083	10.2	October 9, 2018

10.35		First Amendment to Lease, dated October 8, 2018, between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC.	8-K	001-36083	10.1	October 12, 2018

10.36		Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note between, Prime World International Holdings, Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	December 6, 2018

10.37		Translation of Agreement for Individually Negotiated Terms and Conditions between, Prime World International Holdings, Ltd., and CTBC Bank, Ltd.	8-K	001-36083	10.1	December 17, 2018

10.37.1		Translation of Approval Notice between, Prime World International Holdings, Ltd., and CTBC Bank, Ltd.	8-K	001-36083	10.2	December 17, 2018

10.37.2		Translation of General Agreement for Omnibus Credit Lines between, Prime World International Holdings, Ltd., and CTBC Bank, Ltd.	8-K	001-36083	10.3	December 17, 2018

10.37.3		Translation of Promissory Note between, Prime World International Holdings, Ltd., and CTBC Bank, Ltd.	8-K	001-36083	10.4	December 17, 2018

10.38		Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note between, Prime World International Holdings, Ltd. and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	January 25, 2019

10.39		Second Amendment to Loan Agreement, dated February 1, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	February 7, 2019

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see the signature page in this Annual Report on Form 10-K).

31.1	*

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

Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date

32.1	*

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2019.

APPLIED OPTOELECTRONICS, INC.

	By:	/s/ Chih-Hsiang (Thompson) Lin
Chih-Hsiang (Thompson) Lin,
President and Chief Executive Officer and
Chairman of the Board of Directors
February 26, 2019

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

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin
CHIH-HSIANG (THOMPSON) LIN,
President, Chief Executive Officer and	February 26, 2019
Chairman of the Board of Directors
(principal executive officer)

/s/ STEFAN J. MURRY
STEFAN J. MURRY,
Chief Financial Officer	February 26, 2019
(principal financial officer and
principal accounting officer)

Signature	Date

/s/ WILLIAM H. YEH
WILLIAM H. YEH,	February 26, 2019
Director

/s/ RICHARD B. BLACK
RICHARD B. BLACK,	February 26, 2019
Director

/s/ CHE-WEI LIN
CHE-WEI LIN,	February 26, 2019
Director

/s/ ALEX IGNATIEV
ALEX IGNATIEV,	February 26, 2019
Director

/s/ ALAN MOORE
ALAN MOORE,	February 26, 2019
Director

/s/ MIN-CHU (MIKE) CHEN
MIN-CHU (MIKE) CHEN,	February 26, 2019
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2019 expressed an unqualified opinion.

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

February 26, 2019

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$55,646	$82,936
Restricted cash	2,358	1,012
Short-term investments	—	36
Accounts receivable - trade, net of allowance of $32 and $33, respectively	30,534	59,850
Inventories	93,256	75,768
Prepaid income tax	1,188	1,394
Prepaid expenses and other current assets	11,293	8,665
Total current assets	194,275	229,661
Property, plant and equipment, net	234,211	197,943
Land use rights, net	5,814	804
Intangible assets, net	3,977	4,007
Deferred income tax assets	21,714	12,801
Other assets, net	6,849	7,732
TOTAL ASSETS	$466,840	$452,948
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$23,589	$559
Accounts payable	29,910	43,624
Bank acceptance payable	4,628	—
Accrued income taxes	—	7,422
Accrued liabilities	19,291	19,103
Total current liabilities	77,418	70,708
Notes payable and long-term debt, less current portion	60,328	48,964
TOTAL LIABILITIES	137,746	119,672
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 19,810 and 19,451 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	20	19
Additional paid-in capital	292,480	285,376
Accumulated other comprehensive income	602	9,743
Retained earnings	35,992	38,138
TOTAL STOCKHOLDERS' EQUITY	329,094	333,276
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$466,840	$452,948

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2018	2017	2016
Revenue, net	$267,465	$382,329	$260,713
Cost of goods sold	179,692	216,049	173,759
Gross profit	87,773	166,280	86,954
Operating expenses
Research and development	49,903	35,365	31,780
Sales and marketing	9,141	8,702	6,627
General and administrative	39,497	35,262	25,527
Total operating expenses	98,541	79,329	63,934
Income (loss) from operations	(10,768)	86,951	23,020
Other income (expense)
Interest income	282	221	247
Interest expense	(1,106)	(858)	(1,717)
Other income (expense), net	1,814	(1,788)	(547)
Total other income (expense), net	990	(2,425)	(2,017)
Income (loss) before income taxes	(9,778)	84,526	21,003
Income tax (expense) benefit	7,632	(10,575)	10,231
Net income (loss)	$(2,146)	$73,951	$31,234
Net income (loss) per share
Basic	$(0.11)	$3.87	$1.82
Diluted	$(0.11)	$3.67	$1.76

Weighted average shares used to compute net income (loss) per share:
Basic	19,646,646	19,097,355	17,201,731
Diluted	19,646,646	20,139,105	17,712,928

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2018	2017	2016
Net income (loss)	$(2,146)	$73,951	$31,234
Gain (loss) on foreign currency translation adjustment	(9,141)	10,628	(1,177)
Comprehensive income (loss)	$(11,287)	$84,579	$30,057

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2016, 2017 and 2018

(in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity
January 1, 2016	—	$—	16,839	$17	$233,336	$292	$(68,247)	$165,398
Public offering of common stock, net	—	—	1,126	1	27,236	—	—	27,237
Issuance of shares under equity plans	—	—	276	—	—	—	—	—
Stock options exercised	—	—	159	—	859	—	—	859
Share-based compensation	—	—	—	—	3,833	—	—	3,833
Net income	—	—	—	—	—	—	31,234	31,234
Loss on foreign currency translation adjustment	—	—	—	—	—	(1,177)	—	(1,177)
Other	—	—	—	—	—	—	—	—
December 31, 2016	—	$—	18,400	$18	$265,264	$(885)	$(37,013)	$227,384
Public offering of common stock, net	—	—	459	1	21,571	—	—	21,572
Stock options exercised, net of shares withheld for employee tax	—	—	418	—	(6,630)	—	—	(6,630)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	174	—	(2,631)	—	—	(2,631)
Share-based compensation	—	—	—	—	7,795	—	—	7,795
Cumulative effect of previously unrecognized tax benefits	—	—	—	—	—	—	1,207	1,207
Net income	—	—	—	—	—	—	73,951	73,951
Foreign currency translation adjustment	—	—	—	—	—	10,628	—	10,628
December 31, 2017	—	$—	19,451	$19	$285,376	$9,743	$38,138	$333,276
Stock options exercised, net of shares withheld for employee tax	—	—	121	—	(2,073)	—	—	(2,073)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	238	1	(1,943)	—	—	(1,942)
Share-based compensation	—	—	—	—	11,120	—	—	11,120
Foreign currency translation adjustment	—	—	—	—	—	(9,141)	—	(9,141)
Net loss	—	—	—	—	—	—	(2,146)	(2,146)
December 31, 2018	—	$—	19,810	$20	$292,480	$602	$35,992	$329,094

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$(2,146)	$73,951	$31,234
Adjustments to reconcile net income to net cash provided by
operating activities:
Lower of cost or market reserve adjustment to inventory	7,166	1,866	3,707
Depreciation and amortization	29,698	20,381	14,188
Amortization of debt issuance costs	42	81	—
Deferred income taxes, net	(8,964)	(114)	(11,426)
Loss (gain) on disposal of assets	7	97	126
Share-based compensation	11,120	7,795	3,833
Unrealized foreign exchange gain	(548)	330	(937)
Changes in operating assets and liabilities:
Accounts receivable, trade	29,316	(10,080)	(11,147)
Prepaid income tax	230	(1,386)	—
Inventories	(28,403)	(21,876)	10,207
Other current assets	(2,939)	(4,266)	4,119
Accounts payable	(13,714)	7,249	9,105
Accrued income taxes	(7,390)	6,204	988
Accrued liabilities	554	4,052	3,107
Net cash provided by operating activities	14,029	84,284	57,104
Investing activities:
Maturities of short-term investments	36	8	7,752
Purchase of property, plant and equipment	(71,854)	(66,968)	(49,442)
Purchase of land use rights	(5,591)	—	—
Proceeds from disposal of equipment	697	171	14
Deposits and prepaid for equipment	674	(2,871)	688
Purchase of intangible assets	(476)	(499)	(547)
Net cash used in investing activities	(76,514)	(70,159)	(41,535)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	47,849	—	28,858
Principal payments of long-term debt and notes payable	(3,133)	(42,758)	(5,855)
Proceeds from line of credit borrowings	155,078	88,003	117,172
Repayments of line of credit borrowings	(165,569)	(39,003)	(163,068)
Proceeds from bank acceptance payable	4,595	—	5,850
Repayments of bank acceptance payable	—	(309)	(8,398)
Repayments of note payable	—	—	(1,000)
Exercise of stock options	120	1,460	859
Payments of tax withholding on behalf of employees related to share-based compensation	(4,137)	(10,721)	—
Proceeds from common stock offering, net	—	21,572	27,237
Net cash provided by financing activities	34,803	18,244	1,655
Effect of exchange rate changes on cash	1,738	(385)	1,947
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,944)	31,984	19,171
Cash, cash equivalents and restricted cash at beginning of period	83,948	51,964	32,793
Cash, cash equivalents and restricted cash at end of period	$58,004	$83,948	$51,964
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$848	$872	$1,689
Income taxes	8,470	5,835	(12)
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$(1,151)	$4,582	$–

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

3.            Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date and sales and expenses are translated at monthly average rates. The resulting gains or losses from translation are included in a separate component of other comprehensive income. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely. Transaction gains and losses resulting from re-measuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary’s functional currency are included in net foreign exchange gain and loss and are included in net income except for those intercompany balances that are long-term investments in nature. The translation gain or losses from the long-term investment nature of intercompany balances are treated as translation adjustments and included in comprehensive income.

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

5.            Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $8.0 million and $21.0 million at December 31, 2018 and 2017, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2018, approximately $46.1 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

6.            Restricted Cash/Compensating Balances

The Company is required to maintain a compensation deposit equal to 30% of its bank acceptance notes to vendors. The Company’s Taiwan and China subsidiaries also use time deposits for customs guarantees. As of December 31, 2018 and 2017, the amount of restricted cash was $2.4 million and $1.0 million, respectively.

7.            Accounts Receivable/Allowance for Doubtful Accounts

The Company carries its accounts receivable at the net amount that it estimates to be collectible. An allowance for uncollectable accounts is maintained through a charge against operations. The allowance is determined by management review of outstanding amounts per customer, historical payments and the aging of accounts.

8.         Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company places all cash and cash equivalents with high-credit quality financial institutions.

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2018, 2017 and 2016, its top five customers represented 85.7%, 86.1% and 87.8% of its revenue, respectively. In 2018, Facebook, Microsoft and Amazon represented 38.3%, 22.1% and 12.1% of its revenue, respectively. In 2017, Amazon, Facebook and Microsoft represented 35.4%, 28.6% and 13.8% of its revenue, respectively. In 2016, Amazon, Microsoft and Arris represented 54.6%, 18.3% and 5.8% of its revenue, respectively. The five largest receivable balances for customers represented an aggregate of 70.2%, and 82.6% of total accounts receivable at December 31, 2018 and 2017, respectively. As of December 31, 2018, Microsoft, Amazon and Facebook represented 23.2%, 18.7% and 12.6% of total accounts receivable, respectively. As of December 31, 2017, Amazon and Microsoft represented 36.1% and 19.5% of total accounts receivable, respectively. No other customer represented greater than ten percent of revenue in 2018, 2017 or 2016 or greater than ten percent of total accounts receivable at December 31, 2018 or 2017.

9.          Inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. The Company assesses the valuation of its inventory on a periodic basis and provides write-offs for the value of estimated excess and obsolete inventory based on estimates of future demand.

10.          Property, Plant and Equipment

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

11.          Intangible Assets

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2018, the Company had 265 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life of 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

12.          Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment. In accordance with ASC 360, the Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable, the Company perform an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. The Company did not record any asset impairment charges in 2018 or 2017.

13.          Comprehensive Income (Loss)

ASC 220, Comprehensive Income, (“ASC 220”) establishes rules for reporting and display of comprehensive income and its components. ASC 220 requires that unrealized gains and losses on the Company’s foreign currency translation adjustments be included in comprehensive income (loss).

14.          Share-based Compensation

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

15.          Revenue Recognition

The Company derives revenue from the manufacture and sale of fiber optic networking products. Revenue recognition follows the criteria of ASC 606, Revenue from Contracts with Customers. Specifically, the Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally this occurs with the transfer of control of products or services.

16.          Product Warranty

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs may exceed the accrual, cost of sales will increase in the future. As of December 31, 2018 and 2017, the amount of accrued warranty was $1.0 million and $1.1 million, respectively.

17.           Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

18.          Research and Development

Research and development costs are charged to operations as incurred. The Company receives reimbursement for certain development costs, which are capitalized when incurred, up to the reimbursable amount.

19.           Income Taxes

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

20.       Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2018

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the guidance on January 1, 2018, with no impact on the financial statements.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. The Company evaluated its revenues and the new guidance had immaterial impact to recognition practices upon adoption on January 1, 2018. As part of the adoption, the Company elected to apply the new guidance on a modified retrospective basis. The Company did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue. See Note C, "Revenue Recognition" for additional information on the required disclosures related to the impact of adopting this standard.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU No. 2018-05, effective 2018, expands income tax accounting and disclosure guidance to include SAB 118 issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and among other things allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded as of December 31, 2017. See Note M, “Income Taxes” for additional information on the Company’s accounting for the Tax Act.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Tax Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost as there was no material impact from GILTI inclusions. See Note M, “Income Taxes” for additional information on the Company’s accounting for the Tax Act

Recent Accounting Pronouncements Yet to be Adopted

On February 25, 2016, the FASB released ASU No. 2016-02, Leases, to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The guidance is effective for public business entities in fiscal years beginning after December 15, 2018. The Company expects to adopt the new standard on January 1, 2019 and has elected to recognize a cumulative effect adjustment to the beginning balance sheet of retained earnings in the period of adoption pursuant to ASU 2018-11. The Company expects to use the package of practical expedients that allows it not reassess under the new standard its prior conclusion about lease identification, lease classifications and initial indirect costs. The Company will adopt this ASU on January 1, 2019 with a cumulative adjustment to retained earnings. The Company believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on its balance sheet for its Taiwan branch. Upon adoption, the Company expects to recognize additional operating liabilities in approximately $10.3 million, with corresponding ROU assets of approximately $9.3 million based on the present value of the remaining minimum rental payments under the current leasing standards for existing operating leases. The Company has additionally assessed the impact of Topic 842 on its internal controls over financial reporting.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The Company is evaluating the impact the adoption of the new standard will have on its consolidated financial statements and related disclosures.

NOTE C—REVENUE RECOGNITION

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Under the modified retrospective method, the Company did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with its historic accounting under Revenue Recognition ("Topic 605").

The adoption of Topic 606 represents a change in accounting principle that will provide financial statement readers with enhanced revenue recognition disclosures. In accordance with Topic 606, revenue is recognized when obligations under the terms of a contract with its customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. Certain customers may receive cash and/or non-cash incentives, which are accounted for as variable consideration. To achieve this core principle, the Company applies the following five steps:

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

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note P, "Segments and Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Years ended December 31,
	2018	% of Revenue	2017	% of Revenue	2016	% of Revenue
Data Center	$200,236	74.9%	$306,712	80.2%	$201,314	77.2%
CATV	51,699	19.3%	60,756	15.9%	43,567	16.7%
Telecom	13,159	4.9%	12,899	3.4%	12,938	5.0%
FTTH	818	0.3%	490	0.1%	1,567	0.6%
Other	1,553	0.6%	1,472	0.4%	1,327	0.5%
Total Revenue	$267,465	100.0%	$382,329	100.0%	$260,713	100.0%

NOTE D—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	As of December 31,
	2018	2017
Cash and cash equivalents	$55,646	$82,936
Restricted cash	2,358	1,012
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$58,004	$83,948

Restricted cash includes guarantee deposits for customs duties and compensating balances required for certain credit facilities.

NOTE E—EARNINGS PER SHARE

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and restricted stock units outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive. Therefore, basic and dilutive earnings per share are the same.

The following table presents the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year ended December 31,
	2018	2017	2016
Numerator:
Net income (loss)	$(2,146)	$73,951	$31,234
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	19,647	19,097	17,202
Effect of dilutive options and restricted stock units	—	1,042	511
Diluted	19,647	20,139	17,713
Net income (loss) per share
Basic	$(0.11)	$3.87	$1.82
Diluted	$(0.11)	$3.67	$1.76

The following potentially dilutive securities were excluded from diluted net income (loss) per share as their effect would have been antidilutive during periods of net loss:

	As of December 31,
	2018	2017	2016
Employee stock options	263	—	—
Restricted stock units	117	—	—
Total antidilutive shares	380	—	—

NOTE F—INVENTORIES

At December 31, 2018 and 2017, inventories consisted of the following (in thousands):

	As of December 31,
	2018	2017
Raw materials	$30,214	$26,648
Work in process and sub-assemblies	49,192	31,060
Finished goods	13,850	18,060
Total inventory	$93,256	$75,768

For the years ended December 31, 2018, 2017 and 2016, the lower of cost or market reserve adjustment expensed for inventory was $7.2 million, $1.9 million and $3.7 million, respectively. For the years December 21, 2018, 2017 and 2016, the direct inventory write-offs related to scrap and damaged inventories were $3.5 million, $6.8 million and $5.0 million, respectively.

NOTE G—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	As of December 31,
	2018	2017
Land improvements	$806	$806
Building and improvements	80,960	78,785
Machinery and equipment	214,718	168,993
Furniture and fixtures	5,043	4,663
Computer equipment and software	9,709	8,248
Transportation equipment	658	718
	311,894	262,213
Less accumulated depreciation and amortization	(95,233)	(70,194)
	216,661	192,019
Construction in progress	16,449	4,823
Land	1,101	1,101
Total property, plant and equipment, net	$234,211	$197,943

For the years ended December 31, 2018, 2017 and 2016, depreciation expense of property, plant and equipment was $29.2 million $19.9 million and $13.7 million, respectively.

NOTE H—INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods indicated (in thousands):

	2018
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,983	$(3,008)	$3,975
Trademarks	15	(13)	2
Total intangible assets	$6,998	$(3,021)	$3,977

	2017
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,524	$(2,519)	$4,005
Trademarks	14	(12)	2
Total intangible assets	$6,538	$(2,531)	$4,007

For the years ended December 31, 2018, 2017 and 2016, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.5 million each year. The remaining weighted average amortization period for intangible assets is approximately 8 years.

At December 31, 2018, future amortization expense for intangible assets is estimated to be (in thousands):

2019	$505
2020	506
2021	506
2022	506
2023	506
thereafter	1,448
$3,977

NOTE I—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$55,646	$—	$—	$55,646
Restricted cash	2,358	—	—	2,358
Total assets	$58,004	$—	$—	$58,004
Liabilities:
Bank acceptance payable	—	$4,628	—	$4,628
Total liabilities	$—	$4,628	$—	$4,628

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$82,936	$—	$—	$82,936
Restricted cash	1,012	—	—	1,012
Short term investments	36	—	—	36
Total assets	$83,984	$—	$—	$83,984
Liabilities:
Bank acceptance payable	—	$—	—	$—
Total liabilities	$—	$—	$—	$—

NOTE J—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31,
	2018	2017

Revolving line of credit with a U.S. bank up to $60,000 with interest at LIBOR plus 1.4%, maturing September 28, 2020	$23,104	$49,000
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.15%, maturing April 1, 2024	20,067	—
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.3%, maturing between April 1, 2023 and December 18, 2023	19,164	—
Revolving line of credit with a Taiwan bank up to $9,767 with interest at 2%, maturing May 31, 2019	3,256	—
Revolving line of credit with a Taiwan bank up to $7,000 with interest at 1.5%, maturing July 26, 2019	3,550	—
Notes payable to a finance company due in monthly installments with 4.5% interest, which matured May 27, 2018	—	559
Notes payable to a finance company due in monthly installments with 3.4% interest, maturing November 30, 2021	6,331	—
Revolving line of credit with a China bank up to $18,599 with interest ranging from 3.7% to 4.6%	8,652	—
Sub-total	84,124	49,559
Less debt issuance costs, net	(207)	(36)
Grand total	83,917	49,523
Less current portion	(23,589)	(559)
Non-current portion	$60,328	$48,964

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$4,628	$—

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2018.

Maturities of notes payable and long-term debt are as follows for the future years ending December 31 (in thousands):

2019	$23,589
2020	31,375
2021	8,160
2022	6,242
2023	5,369
2024 and thereafter	9,182
Total outstanding	$83,917

On September 28, 2017, the Company entered into a Loan Agreement, a Promissory Note, an Addendum to the Promissory Note, a BB&T Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement (together the “Credit Facility”) with Branch Banking and Trust Company (“BB&T”). The Credit Facility provides the Company with a three year, $50 million, revolving line of credit. Borrowings under the Credit Facility will be used for general corporate purposes. The Company makes monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. The Company’s obligations under the Credit Facility are secured by the Company’s accounts receivable, inventory, intellectual property, and all business assets with the exception of real estate and equipment. Borrowings under the Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.50%. The Credit Facility requires the Company to maintain certain financial covenants and also contains representations and warranties, and events of default applicable to the Company that are customary for agreements of this type.

On March 30, 2018, the Company executed a First Amendment to Loan Agreement, a Note Modification Agreement and Addendum to Promissory Note for $60 million, a Promissory Note and Addendum to Promissory Note for $26 million, a Promissory Note and Addendum to Promissory Note for $21.5 million, a Texas Deed of Trust and Security Agreement, an Assignment of Lease and Rent, and an Environmental Certification and Indemnity Agreement, (collectively, the “Amended Credit Facility”), with BB&T. The Amended Credit Facility amends the Company’s three-year $50 million line of credit with BB&T, originally executed on September 28, 2017 (the “Existing Loan”). The Amended Credit Facility (1) increases the principal amount of the three-year line of credit from $50 million to $60 million (the “Line of Credit”); (2) allows the Company to borrow an additional $26 million from BB&T in the form of a five-year capital expenditure loan (the “CapEx Loan”) and (3) allows the Company to borrow an additional $21.5 million in the form of a seventy-month real estate term loan (the “Term Loan”) to refinance the Company’s plant and facilities in Sugar Land, Texas. Borrowings under the Line of Credit bear interest at a rate equal to the one-month LIBOR plus a Line of Credit margin ranging between 1.40% and 2.0%. Borrowings under the CapEx Loan bear interest at a rate equal to the one-month LIBOR plus a CapEx Loan margin ranging between 1.30% and 2.0%. Borrowings under the Term Loan bear interest at a rate equal to the one-month LIBOR plus a Term Loan margin ranging between 1.15% and 2.0%. The Company is required to make monthly payments of principal and accrued interest with the final monthly payments being for all principal and accrued interest not yet paid. The Company’s obligations under the Amended Credit Facility are secured by the Company’s accounts receivable, inventory, equipment, intellectual property, real property, and virtually all business assets. As of December 31, 2018, the Company was in compliance with all covenants under the Amended Credit Facility. As of December 31, 2018, $23.1 million was outstanding under the Line of Credit, $20.1 million was outstanding under the Term Loan and $19.2 million was outstanding under the CapEx Loan.

On May 27, 2015, the Company’s Taiwan branch entered into a Purchase and Sale Contract and a Finance Lease Agreement with Chailease Finance Co, Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Purchase and Sale contract, the Company’s Taiwan branch sold certain equipment to Chailease for a purchase price of 180,148,532 New Taiwan dollars, approximately $6.0 million, and simultaneously leased the equipment back from Chailease pursuant to the Finance Lease Agreement. The monthly lease payments range from 3,784,000 New Taiwan dollars, approximately $0.1 million, to 3,322,413 New Taiwan dollars, approximately $0.1 million, during the term of the Finance Lease Agreement, including an initial payment in an amount of 60,148,532 New Taiwan dollars, approximately $2.0 million. The Finance Lease Agreement had a three-year term, with monthly payments, that matured on May 27, 2018. The title to the equipment was transferred to the Company’s Taiwan branch upon the expiration of the Finance Lease Agreement.

On June 19, 2018, Prime World entered into a one year revolving credit facility totaling 300 million New Taiwan dollars (“NT$”), or approximately $9.8 million, (the “Taiwan Credit Facility”) with Taishin International Bank in Taiwan (the “Bank”). Borrowing under the Taiwan Credit Facility will be used for short-term working capital. Prime World may draw upon the Taiwan Credit Facility from June 19, 2018 until May 31, 2019. The term of each draw shall be either 90 or 120 days. Borrowings under the Taiwan Credit Facility bear interest at a rate of 2.00% for 90 day draws and 1.95% for 120 day draws. At the end of the draw term, Prime World is required to make payments for all principal and accrued interest. The agreements for the Taiwan Credit Facility contain representations and warranties and events of default applicable to Prime World that are customary for agreements of this type. As of December 31, 2018, $3.3 million was outstanding under the Taiwan Credit Facility.

On October 3, 2018, Prime World entered into a revolving credit facility for up to $7 million, (the “Revolving Credit Facility”) with the Development Bank of Singapore (Taiwan) Ltd. (“DBS”). Borrowing under the Revolving Credit Facility will be used for short-term working capital. Prime World may draw upon the Revolving Credit Facility from October 3, 2018 until July 26, 2019.  The term of each draw shall be either 60 or 90 days depending on the purpose of the draw.  Borrowings under the Revolving Credit Facility bear interest at a rate equal to DBS’s cost of funds rate plus 1.25% for draws in U.S. Dollars and 1.35% plus the Bank’s cost of funds rate for draws in New Taiwan Dollars. As of the execution of the Revolving Credit Facility, DBS’s cost of fund’s rate is 0.77% for loans made in New Taiwan Dollars and 2.54% for loans made in U.S. Dollars. DBS’s cost of fund’s rate is adjusted daily. Prime World is required to make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. Prime World’s obligations under the Revolving Credit Facility is secured by promissory notes executed between Prime World and DBS at the time of each draw. The agreements for the Revolving Credit Facility contain representations and warranties and events of default applicable to the Prime World that are customary for agreements of this type. As of December 31, 2018, $3.6 million was outstanding under the Revolving Credit Facility.

On November 29, 2018,  Prime World entered into a Purchase and Sale Contract (the “Sale Contract”) and a Finance Lease Agreement with Chailease Finance Co., Ltd. (“Chailease”) in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Sale Contract,  Prime World sold certain equipment to Chailease for a purchase price of NT$267,340,468, or approximately $8.7 million. Simultaneously, Prime World leased the equipment back from Chailease for a term of three-years, pursuant to the Finance Lease Agreement.  Prime World is obligated to pay an initial payment of NT$67,340,468, or approximately $2.2 million, thereafter the monthly lease payments range from NT$5,571,229, or $0.2 million, to NT$6,139,188, or approximately $0.2 million. Based on the lease payments made under the Finance Lease Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Finance Lease Agreement, Prime World’s payment obligation will be secured  by a promissory note to Chailease in the amount of NT$210,601,605, or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Finance Lease Agreement. As of December 31, 2018, $6.3 million was outstanding under the Finance Lease Agreement.

On December 11, 2018,  Prime World entered into a one-year credit facility totaling New Taiwan Dollars 150 million (the “Credit Facility”) with CTBC Bank Co., Ltd. (“CTBC”). Borrowing under the Credit Facility will be used for short-term working capital. Prime World may draw upon the Credit Facility from December 11, 2018 until October 31, 2019. The term of each draw shall be up to 120 days. Under the Credit Facility borrowing in New Taiwan Dollars will bear interest at a rate equal to CTBC’s Enterprise Swap Index Rate plus 1.2%; for all foreign currency borrowing interest bear at a rate equal to CTBC’s Cost of Fund lending rate plus 1.2%. As of the execution of the Credit Facility, CTBC’s Enterprise Swap Index Rate and Cost of Funds lending rate is 0.69% and 3.40% respectively.  At the end of the draw term, Prime World is required to make payments for all principal and accrued interest. The agreements for the Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of December 31, 2018, there was no outstanding balance under the Credit Facility.

On September 21, 2018, the Company’s China subsidiary, Global Technology, Inc., entered into a five-year revolving credit line agreement, totaling 129,000,000 Chinese Renminbi, or RMB, or approximately $18.6 million, (the “Credit Line”) and a Security Agreement with China Construction Bank Co., Ltd., in Ningbo, China (“CCB”). Borrowing under the Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the Credit Line between September 21, 2018 and September 17, 2023; however, the amount of available credit under the Credit Line may be reduced by CCB without notice to Global and may be decreased subject to changes of Chinese government regulations. Each draw bears interest equal to CCB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the Credit Line is secured by real property owned by Global in China and mortgaged to CCB under the terms of the Security Agreement. As of December 31, 2018, $8.7 million was outstanding under the Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $4.6 million.

As of December 31, 2018 and 2017, the Company had $69.4 million and $1.0 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 2.50% and 1.56% at December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, there was $2.4 million and $1.0 million of restricted cash, investments or security deposit associated mainly with the loan facilities, respectively.

NOTE K—ACCRUED LIABILITIES

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	As of December 31,
	2018	2017
Accrued payroll	$10,772	$11,693
Accrued rent	1,200	1,180
Accrued employee benefits	2,862	2,035
Accrued state and local taxes	1,088	951
Advance payments	426	441
Accrued product warranty	995	1,118
Accrued commission expenses	398	425
Accrued professional fees	315	181
Accrued capital expenditures	371	—
Accrued other	864	1,079
Total accrued liabilities	$19,291	$19,103

NOTE L—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following for the periods indicated (in thousands):

	Year ended December 31,
	2018	2017	2016
Foreign exchange transaction gain (loss)	$663	$(2,012)	$(617)
Government subsidy income	934	211	164
Other non-operating gain	224	110	32
Loss on disposal of assets	(7)	(97)	(126)
Total other income (expense), net	$1,814	$(1,788)	$(547)

NOTE M—INCOME TAXES

The sources of the Company’s income (loss) from operations before income taxes were as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Domestic	$(11,444)	$17,497	10,047
Foreign	1,666	67,029	10,956
Total income (loss) before income taxes	$(9,778)	$84,526	21,003

The provision for income tax expense (benefit) for the years ended December 31, was as follows (in thousands):

Current:	2018	2017	2016
Federal	$—	$—	$(15)
State	80	(292)	256
Foreign	1,349	10,965	962
Total	$1,429	$10,673	$1,203
Deferred:
Federal	$(6,391)	$2,015	$(10,794)
State	61	(1,669)	(130)
Foreign	(2,731)	(444)	(510)
Total	$(9,061)	$(98)	$(11,434)

Income tax (benefit) expense	$(7,632)	$10,575	$(10,231)

Deferred income tax assets and liabilities result principally from net operating losses, different methods of recognizing depreciation, reserves for doubtful accounts and inventory, research and development credits and foreign tax credits. At December 31, the net deferred tax assets and liabilities are comprised of the following approximate amounts (in thousands):

	2018	2017
NOL carryforward	$12,049	$7,739
Inventory reserves	1,490	837
AMT credit	172	345
Unrealized gains and losses	69	92
Share-based compensation	510	732
Foreign tax credit	4,599	2,018
Research and development credits	6,648	4,626
Interest	208	—
Other	718	573
Deferred tax assets	26,463	16,962
Depreciation and amortization	(4,749)	(4,161)
Deferred tax liabilities	(4,749)	(4,161)
Deferred tax assets, net	$21,714	$12,801

The Company has a U.S. net operating loss carry forward of approximately $47.4 million, $32.8 million of which, if unused, expires between 2025 and 2032 and $14.6 million of which, can be carryforward indefinitely. The Company has U.S. and state research and development tax credits of $6.6 million, which, if unused, expire between 2028 and 2038. In addition, the Company has foreign tax credits of $4.6 million, which, if unused, will expire in 2027. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. During 2016, the Company updated its Section 382 analysis resulting in the recognition of additional utilizable net operating losses. Additional ownership changes could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

On October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of as asset, other than inventory, when the transfer occurs. The Company adopted guidance on January 1, 2018, with no impact on its financial statements.

A reconciliation of the U.S. federal income tax rate of 21%, 35% and 35% for the years ended December 31, 2018, 2017 and 2016, respectively, to the Company’s effective income tax rate follows (in thousands):

	2018	2017	2016
Expected taxes at statutory rate	$(2,053)	$29,584	$7,351
Non-deductible/non-taxable items	1,020	1,212	565
Foreign rate differences	(1,043)	(11,656)	(654)
Foreign permanent differences	(1,067)	416	(1,005)
Increase (decrease) in valuation allowance	—	(1,700)	(13,063)
Share-based compensation	(1,325)	(10,348)	—
Section 382 limitation	—	—	(3,065)
Changes in tax rates	(103)	2,768	(361)
Transition tax adjustment, net of foreign tax credits	(1,777)	5,067	—
Research and development credits	(2,022)	(2,821)	—
Uncertain tax positions	—	(1,616)	—
Foreign other	514	—	—
Other, net	224	(331)	1
Tax (benefit) expense	$(7,632)	$10,575	$(10,231)

The Company’s provision for income taxes in 2018 was lower than in 2017 primarily due to a decrease in pre-tax income and the impact of the 2017 Tax Act, partially offset by excess tax benefits from stock-based compensation, recording research and development credits, and the U.S. return-to-accrual adjustment as a result of the 2017 Tax Act as discussed below.

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

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2017. Global Technology, Inc. renewed its National high-tech enterprise certificate and was therefore extended its three-year tax preferential status from November 2017 to November 2020. This tax holiday reduced its 2018 and 2017 income tax provision by approximately $0.5 and $1.4 million respectively, but had no overall effect on the 2016 income tax provision due to a full valuation allowance. This tax holiday increased its fiscal 2018 and 2017 diluted earnings per share by approximately $0.03 and $0.07 respectively, but had no effect on its 2016 diluted earnings per share due to the full valuation allowance. Effective January 1, 2016, China expanded the scope of the National high-tech enterprise to include additional deductions for qualifying research and development.

As of December 31, 2018, 2017 and 2016, the total amount of unrecognized tax benefit was $0.2 million, $0.2 million, and $1.8 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2018	2017	2016
Unrecognized tax benefits — January 1	$181	$1,797	$1,797
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	—	(1,616)	—
Unrecognized tax benefits — December 31	$181	$181	$1,797

As of December 31, 2018 and 2017, the Company had $0.2 million of unrecognized tax benefits related to U.S. tax benefits recognized for prior branch losses, respectively. As of December 31, 2016, the Company had $1.8 million of unrecognized tax benefits related to U.S. tax benefits recognized for prior year branch losses and research and development credits. If recognized, none of the amounts would have an impact on the Company’s effective tax rate, but rather would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2018 as a result of net operating losses. During 2017 or 2016, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2015 through 2017. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2010 forward for various foreign jurisdictions.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the President of the United States signed Public Law No. 115-97, commonly referred to as the Tax Cut and Jobs Act of 2017 (the “Tax Act”).  The Tax Act made significant changes to the U.S. tax code, which included, but were not limited to: a U.S. federal corporate tax rate decrease from 35% to 21%, effective January 1, 2018; a shift to a modified territorial tax regime, which requires companies to pay a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain foreign subsidiaries as of December 31, 2017; a new provision designed to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries; a limitation of the deduction for net operating losses; elimination of net operating loss carrybacks; immediate deductions for depreciation expense for certain qualified property; additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment data.  As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements.  In third quarter of 2018, we completed our analysis to determine the effect of the Tax Act and the material impact of the Tax Act is described below.

The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current earnings and profits (“E&P”) of our foreign subsidiaries.  The company was able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $5.0 million, with a corresponding adjustment of $5.0 million to income tax expense for the year ended December 31, 2017.  On the basis of revised E&P computations that were completed during the reporting period, the Company recognized an additional measurement-period adjustment of ($1.8) million to the Transition Tax obligation, with a corresponding adjustment of ($1.8) million to income tax expense during the reporting period, net of foreign tax credit considerations.  The effect of the measurement-period adjustment on the 2018 effective tax rate was approximately 18.8%.  The Transition Tax, which has now been determined to be complete, resulted in recording a total Transition Tax obligation of $3.2 million, with a corresponding adjustment of $3.2 million to income tax expense.

As of December 31, 2018, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $44 million. Because $44 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the 2017 Tax Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes.  The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

NOTE N—SHARE-BASED COMPENSATION

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2016	1,310	9.07		$4.59		$10,598
Exercised	(159)	6.91	$19.90	2.56		2,071
Forfeited	(21)	7.96		3.29		273
Outstanding, December 31, 2016	1,130	9.40		4.90		15,872
Exercised	(418)	8.56	$59.31	4.51		21,224
Forfeited	(176)	9.42		4.97		4,998
Outstanding, December 31, 2017	536	10.04		5.19		14,888
Exercised	(122)	9.79	$36.18	5.00		3,223
Forfeited	(127)	9.92		5.10		697
Outstanding, December 31, 2018	287	$10.19		$5.31	4.60	1,503
Exercisable, December 31, 2018	287	$10.19			4.60	1,503
Vested and expected to vest	287	$10.19			4.60	$1,503

As of December 31, 2018, there was no unrecognized stock option expense.

Restricted Stock Unit/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2016	152		$11.20	$2,611
Granted	497	$13.50	15.73	7,815
Released	(122)		14.09	1,644
Cancelled/Forfeited	(10)		15.38	180
Outstanding, December 31, 2016	517		14.79	12,128
Granted	510		38.87	19,803
Released	(289)	$60.87	20.92	17,579
Cancelled/Forfeited	(31)		24.23	1,181
Outstanding, December 31, 2017	707		29.23	26,732
Granted	526		33.74	17,768
Released	(363)	$33.86	28.87	12,306
Cancelled/Forfeited	(44)		32.91	680
Outstanding, December 31, 2018	826		32.07	12,744
Vested and expected to vest	826		$32.07	$12,744

The aggregate intrinsic value of RSUs and RSAs outstanding at December 31, 2018 was $12.7 million. Unrecognized compensation expense related to these RSUs and RSAs at December 31, 2018 was $24.0 million. This expense is expected to be recognized over 2.49 years.

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

Employee share-based compensation expenses recognized for the years ended December 31, were as follows (in thousands):

Share-Based compensation - by expense type:

	2018	2017	2016
Cost of goods sold	$795	$461	$190
Research and development	2,419	1,496	591
Sales and marketing	925	481	357
General and administrative	6,981	5,357	2,695
Total share-based compensation expense	$11,120	$7,795	$3,833

Share-Based compensation - by award type:

	2018	2017	2016
Employee stock options	$12	$853	$1,460
Restricted stock units	11,108	6,942	2,373
Total share-based compensation expense	$11,120	$7,795	$3,833

NOTE O—STOCKHOLDERS’ EQUITY

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

NOTE P—SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	For the years ended December 31,
	2018	2017	2016
Revenues:
United States	$10,795	$18,209	$18,035
Taiwan	113,547	241,820	161,611
China	143,123	122,300	81,067
	$267,465	$382,329	$260,713

	As of December 31,
	2018	2017	2016
Long-lived assets:
United States	$88,815	$75,446	$66,028
Taiwan	65,451	67,379	48,728
China	89,736	59,929	34,113
	$244,002	$202,754	$148,869

The Company serves four primary markets, the internet data center, CATV, telecom and FTTH markets. Of the Company’s total revenues in 2018, the Company earned $200.2 million, or 74.9%, from the internet data center market, $51.7 million, or 19.3%, from the CATV market, $13.2 million, or 4.9%, from the telecom market and $0.8 million, or 0.3%, from the FTTH market. Of the Company’s total revenues in 2017, the Company earned $306.7 million, or 80.2%, from the internet data center market, $60.8 million, or 15.9%, from the CATV market, $12.9 million, or 3.4%, from the telecom market and $0.5 million, or 0.1%, from the FTTH market. Of the Company’s total revenues in 2016, the

Company earned $201.3 million, or 77.2%, from the internet data center market, $43.6 million, or 16.7%, from the CATV market, $12.9 million, or 5.0%, from the telecom market and $1.6 million, or 0.6%, from the FTTH market.

NOTE Q—EMPLOYEE BENEFIT PLANS

On August 1, 2000, the Company established a 401(k) profit sharing plan covering employees meeting certain age and service requirements. The plan provides for discretionary Company contributions to be allocated based on the employee’s eligible contributions. The Company made contributions of $0.8 million, $0.6 million and $0.6 million to the 401(k) plan for the years ended December 31, 2018, 2017 and 2016, respectively.

Employees of Global participate in a state-mandated social security program in China. Under this program, pension costs are recorded on the basis of required monthly contributions to employees’ individual accounts during their service periods. Under the regulations of the People’s Republic of China, Global is required to make fixed contributions to a fund, which is under the administration of the local labor departments. Pension expense for Global was $0.9 million, $0.8 million and $0.6 million in the years ended for the year ended December 31, 2018, 2017 and 2016, respectively.

Employees Prime World’s Taiwan branch participate in a pension program under the Taiwan Labor Pension Act. Pension expense for the Prime World’s Taiwan branch was $0.9  million, $0.9 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE R—COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts part of its operations from leased facilities and also leases equipment. Rent expense was $1.2 million, $1.1 million and $1.1 million, respectively, for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, the approximate minimum rental commitments under noncancellable leases in excess of one year that expire at varying dates through 2029 were as follows (in thousands):

Year ending December 31,	Amount
2019	$1,233
2020	1,144
2021	1,031
2022	993
2023	1,017
thereafter	5,748
$11,166

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

The Company has also entered into employment and indemnification agreements with one other executive officer. These agreements provide that if their employment is terminated as a result of a change of control of the Company, the Company will be required to pay a severance payment in an amount equal to six months of their annual base salary and other additional compensation due under the terms of the agreements.

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

Except for the lawsuits described below, the Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on it.

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry,  et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” The complaint requests unspecified damages and other relief. The Company disputes the allegations set forth in the complaint and is vigorously contesting the matter. The briefing on the Company’s motion to dismiss the complaint was completed on May 21, 2018, and the motion is still pending.

On August 7, 2018, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas styled Lei Jin, derivatively on behalf of Applied Optoelectronics, Inc. v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-02713 alleging breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act based on similar factual allegations as in the Abouzied Securities Class Action.  On December 18, 2018, a second derivative complaint was filed styled Yiu Kwong Ng v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-4751 alleging the same causes of actions as the Jin complaint and additional factual allegations regarding the Company’s announcement on September 28, 2018 that it had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  On January 11, 2019, the court consolidated these two derivative actions, and on January 15, 2019, the court entered an order staying the actions pending the outcome of the motion to dismiss in the Abouzied Securities Class action and the forthcoming motion to dismiss in the Taneja Securities Class Action, described in the following paragraph.  The complaint requests unspecified damages and other relief.  The Company disputes the allegations and intends to vigorously contest the matter if and when the stay is lifted.

On October 1, 2018, a securities class action was filed in the United States District Court for the Southern District of Texas styled Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-3544.  The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, the chief executive officer, and the chief financial officer, arising out of the Company’s announcement on September 28, 2018 that it had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  The original complaint requests unspecified damages and other relief.  The Company disputes the allegations set forth in the original complaint and intends to vigorously contest the matter. The case has been consolidated with two identical complaints that were subsequently filed on October 10, 2018 and October 18, 2018, styled Davin Pokoik v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, Case No. 4:18-cv-3722 and Stephen McGrath v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, respectively.  The three cases were consolidated on January 4, 2019, and Mark Naglich was appointed Lead Plaintiff on that same date.  The original complaint requests unspecified damages and other relief.  The Company disputes the allegations in the complaint and intends to vigorously contest the matter.  The deadline for Lead Plaintiff to file a consolidated amended complaint is March 5, 2019, and the deadline for our motion to dismiss is sixty days after the consolidated amended complaint is filed.

NOTE S—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

On January 3, 2019, the Company repaid its revolving bank line of credit of $23.1 million.

On January 21, 2019, Prime World entered into a second Purchase and Sale Contract (the “Second Sales Contract”), Promissory Note,  and a second Finance Lease Agreement, (collectively, the “Second Financing Agreements”) with Chailease in connection with certain equipment, structured as a sale lease-back transaction. Pursuant to the Second Sales Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,333,186, or approximately $8.7 million. Simultaneously, Prime World leased the equipment back from Chailease for a term of three-years, pursuant to the Second Finance Lease Agreement. Prime World is obligated to pay an initial monthly payment of NT$67,333,186, or approximately $2.2 million, thereafter the monthly lease payments range from NT$5,570,167, or approximately $0.2 million to NT$6,082,131, or approximately $0.2 million. Based on the lease payments made under the Second Finance Lease Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Second Finance Lease Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease at the amount of NT$209,555,736 or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Second Finance Lease Agreement.

On February 1, 2019, the Company executed a Second Amendment to Loan Agreement with BB&T. The original loan agreement with BB&T, executed on September 28, 2017, and a first amendment to the original loan agreement, executed on March 30, 2018, provided the Company with a three-year $60 million line of credit; a $26 million five-year capital expenditure loan (the “CapEx Loan”) and a $21.5 million seventy-month real estate term loan for the Company’s plant and facilities in Sugar Land, Texas. The Second Amendment to Loan Agreement extends the CapEx Loan draw-down date from March 30, 2019 to September 30, 2019, requires the Company to provide BB&T monthly financial statements and revises certain financial covenants.

NOTE T—Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	First	Second	Third	Fourth
Year ended December 31, 2018	Quarter	Quarter	Quarter	Quarter

Revenue	$65,239	$87,822	$56,386	$58,018
Cost of goods sold	39,403	53,959	38,849	47,481
Gross profit	25,836	33,863	17,537	10,537
Gross margin	39.6%	38.6%	31.1%	18.2%

Operating expenses:
Research and development	11,736	12,645	14,180	11,342
Sales and marketing	2,474	2,377	2,370	1,920
General and administrative	9,456	9,898	10,591	9,552
Total operating expenses	23,666	24,920	27,141	22,814

Income (loss) from operations	2,170	8,943	(9,604)	(12,277)
Interest and other income (expense), net	(1,046)	1,387	578	71
Net income (loss) before taxes	1,124	10,330	(9,026)	(12,206)
Income tax (expense) benefit	996	(2,296)	5,294	3,638
Net income (loss)	$2,120	$8,034	$(3,732)	$(8,568)

Net income (loss) per share—basic	$0.11	$0.41	$(0.19)	$(0.43)
Net income (loss) per share—diluted	$0.11	$0.40	$(0.19)	$(0.43)

	First	Second	Third	Fourth
Year ended December 31, 2017	Quarter	Quarter	Quarter	Quarter

Revenue	$96,224	$117,371	$88,879	$79,855
Cost of goods sold	54,752	64,089	49,507	47,701
Gross profit	41,472	53,282	39,372	32,154
Gross margin	43.1%	45.4%	44.3%	40.3%

Operating expenses:
Research and development	7,432	8,073	9,190	10,670
Sales and marketing	1,903	2,158	2,551	2,090
General and administrative	7,822	8,786	9,580	9,074
Total operating expenses	17,157	19,017	21,321	21,834

Income from operations	24,315	34,265	18,051	10,320
Interest and other expense, net	(872)	(111)	(541)	(901)
Net income before taxes	23,443	34,154	17,510	9,419
Income tax (expense) benefit	(3,654)	(5,083)	1,865	(3,703)
Net income	$19,789	$29,071	$19,375	$5,716

Net income per share—basic	$1.06	$1.52	$1.00	$0.29
Net income per share—diluted	$1.00	$1.43	$0.95	$0.28