Form 10-Q
period 2019-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2019-05-09
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Trading Name of each exchange on which registered
Common Stock, Par value $0.001	AAOI	NASDAQ Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 2, 2019 there were 19,939,626 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$74,930	$55,646
Restricted cash	2,529	2,358
Accounts receivable - trade, net of allowance of $32 and $31, respectively	32,123	30,534
Notes receivable	79	—
Inventories	84,464	93,256
Prepaid income tax	1,423	1,188
Prepaid expenses and other current assets	7,726	11,293
Total current assets	203,274	194,275
Property, plant and equipment, net	242,623	234,211
Land use rights, net	5,894	5,814
Operating right of use asset	8,293	—
Intangible assets, net	4,001	3,977
Deferred income tax assets	24,188	21,714
Other assets, net	2,932	6,849
TOTAL ASSETS	$491,205	$466,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$18,168	$23,589
Accounts payable	28,332	29,910
Bank acceptance payable	5,198	4,628
Current lease liability	1,053	—
Accrued liabilities	12,424	19,291
Total current liabilities	65,175	77,418
Notes payable and long-term debt, less current portion	17,535	60,328
Convertible senior notes	76,439	—
Non-current lease liability	8,438	—
TOTAL LIABILITIES	167,587	137,746
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 19,888 and 19,810 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	20	20
Additional paid-in capital	295,130	292,480
Accumulated other comprehensive income	2,950	602
Retained earnings	25,518	35,992
TOTAL STOCKHOLDERS' EQUITY	323,618	329,094
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$491,205	$466,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Revenue, net	$52,719	$65,239
Cost of goods sold	40,368	39,403
Gross profit	12,351	25,836
Operating expenses
Research and development	11,185	11,736
Sales and marketing	2,595	2,474
General and administrative	10,440	9,456
Total operating expenses	24,220	23,666
Income (loss) from operations	(11,869)	2,170
Other income (expense)
Interest income	72	52
Interest expense	(996)	(71)
Other expense, net	(155)	(1,027)
Total other expense, net	(1,079)	(1,046)
Income (loss) before income taxes	(12,948)	1,124
Income tax benefit	2,474	996
Net income (loss)	$(10,474)	$2,120
Net income (loss) per share
Basic	$(0.53)	$0.11
Diluted	$(0.53)	$0.11

Weighted average shares used to compute net income (loss) per share:
Basic	19,863,080	19,492,251
Diluted	19,863,080	19,988,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2019	2018
Net income (loss)	$(10,474)	$2,120
Gain on foreign currency translation adjustment	2,348	6,335
Comprehensive income (loss)	$(8,126)	$8,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2019 and 2018

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2019	—	$—	19,810	$20	$292,480	$602	$35,992	$329,094
Stock options exercised, net of shares withheld for employee tax	—	—	1	—	7	—	—	7
Issuance of restricted stock, net of shares withheld for employee tax	—	—	77	—	(299)	—	—	(299)
Share-based compensation	—	—	—	—	2,942	—	—	2,942
Foreign currency translation adjustment	—	—	—	—	—	2,348	—	2,348
Other	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,474)	(10,474)
March 31, 2019	—	$—	19,888	$20	$295,130	$2,950	$25,518	$323,618

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2018	—	$—	19,451	$19	$285,376	$9,743	$38,138	$333,276
Stock options exercised, net of shares withheld for employee tax	—	—	38	—	(609)	—	—	(609)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	49	1	(398)	—	—	(397)
Share-based compensation	—	—	—	—	2,569	—	—	2,569
Foreign currency translation adjustment	—	—	—	—	—	6,335	—	6,335
Net income	—	—	—	—	—	—	2,120	2,120
March 31, 2018	—	$—	19,538	$20	$286,938	$16,078	$40,258	$343,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$(10,474)	$2,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market reserve adjustment to inventory	2,287	877
Depreciation and amortization	5,948	6,964
Amortization of debt issuance costs	243	—
Deferred income taxes, net	(2,474)	(1,103)
Loss (gain) on disposal of assets	9	(1)
Share-based compensation	2,942	2,569
Unrealized foreign exchange gain	(249)	(710)
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,589)	6,195
Notes receivable	(79)	—
Prepaid income tax	(224)	109
Inventories	7,304	(15,761)
Other current assets	3,670	(1,870)
Operating right of use asset	245	—
Accounts payable	(1,579)	2,599
Accrued liabilities	(5,698)	(6,052)
Lease liability	(242)	—
Net cash provided by (used in) operating activities	40	(4,064)
Investing activities:
Maturities of short-term investments	—	36
Purchase of property, plant and equipment	(12,812)	(9,659)
Purchase of land use rights	—	(5,591)
Proceeds from disposal of equipment	1	—
Deposits and prepaid for equipment	3,931	3,128
Purchase of intangible assets	(155)	(134)
Net cash used in investing activities	(9,035)	(12,220)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	6,488	26,556
Principal payments of long-term debt and notes payable	(40,132)	(341)
Proceeds from line of credit borrowings	10,859	44,953
Repayments of line of credit borrowings	(25,747)	(55,583)
Proceeds from bank acceptance payable	2,382	—
Repayments of bank acceptance payable	(1,917)	—
Proceeds from issuance of convertible senior notes, net of debt issuance costs	76,378	—
Exercise of stock options	7	52
Payments of tax withholding on behalf of employees related to share-based compensation	(299)	(1,061)
Net cash provided by financing activities	28,019	14,576
Effect of exchange rate changes on cash	431	1,059
Net increase (decrease) in cash, cash equivalents and restricted cash	19,455	(649)
Cash, cash equivalents and restricted cash at beginning of period	58,004	83,948
Cash, cash equivalents and restricted cash at end of period	$77,459	$83,299
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$421	$58
Income taxes	224	—
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	(2,168)	(1,138)

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

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. In the U.S., at its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. In addition, the Company also has a research and development facility in Duluth, Georgia. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (“Prime World”, incorporated in the British Virgin Islands). Prime World operates a branch in Taipei, Taiwan, which primarily manufactures transceivers and performs research and development activities for the transceiver products. Prime World is also the parent of Global Technology, Inc. (“Global”, incorporated in the People’s Republic of China). Through Global, the Company primarily manufactures certain of its data center transceiver products, including subassemblies, as well as Cable TV Broadband (“CATV”) systems and equipment, and performs research and development activities for the CATV products.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and March 31, 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2019, as compared to the significant accounting policies described in its 2018 Annual Report, except as described below.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2019

On February 25, 2016, the FASB released Accounting Standards Update (ASU) No. 2016-02, Leases, to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Company adopted this ASU on January 1, 2019 without any impact to beginning retained earnings. Upon adoption of the new lease standard, the Company elected the package of practical expedients which allowed it to carry forward the historical lease classification on existing leases at adoption. In addition, the Company elected the short-term lease recognition exemption for all leases that qualify. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases. The Company has implemented internal controls to enable the presentation of financial information on adoption. The standard has a material impact on the Company’s consolidated balance sheet, but did not have an impact in its consolidated income statements. The most significant effects of adopting the new standard relate to the recognition of new ROU assets and lease liabilities on its balance sheet for its Taiwan branch. See Note 4, "Operating Leases" for additional information on the required disclosures related to the impact of adopting this standard.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted this ASU on January 1, 2019 with no impact on its consolidated financial statements.

Recent Accounting Pronouncements Yet to be Adopted

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.

Note 3.  Revenue Recognition

The adoption of Topic 606 represents a change in accounting principle that will provide financial statement readers with enhanced revenue recognition disclosures. In accordance with Topic 606, revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. Certain customers may receive cash and/or non-cash incentives, which are accounted for as variable consideration. To achieve this core principle, the Company applies the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended March 31,
	2019	% of Revenue	2018	% of Revenue
Data Center	$38,499	73.0%	$50,583	77.5%
CATV	11,962	22.7%	10,568	16.2%
Telecom	1,738	3.3%	3,586	5.5%
FTTH	94	0.2%	111	0.2%
Other	426	0.8%	391	0.6%
Total Revenue	$52,719	100.0%	$65,239	100.0%

Note 4.  Operating Leases

The Company leases space under non-cancelable operating leases for manufacturing facilities, research and development offices and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle under operating leases. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components ( e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of ROU asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have a non-cancelable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on the applicable lease terms and current economic environment, the Company applies a location approach for determining the incremental borrowing rate.

The Components of lease expense were as follows for the periods indicated (in thousands):

Three months ended March 31,
2019
Operating lease expense	$323
Short Term lease expense	29
Total lease expense	$352

Maturities of lease liabilities are as follows for the future one-year periods ending March 31, (in thousands):

2020	$1,378
2021	1,205
2022	1,080
2023	1,051
2024	1,074
2025 and thereafter	5,765
Total lease payments	$11,553
Less imputed interest	(2,062)
Present value	$9,491

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

March 31,
2019
Weighted Average Remaining Lease Term (Years)	9.81
Weighted Average Discount Rate	3.17%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

Three months ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	332
Operating cash flows from financing lease	—
Financing cash flows from financing lease	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$74,930	$55,646
Restricted cash	2,529	2,358
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$77,459	$58,004

Restricted cash includes guarantee deposits for customs duties and compensating balances required for certain credit facilities.

Note 6.   Earnings Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options, restricted stock units and senior convertible notes outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive. Therefore, basic and diluted earnings per share are the same.

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018
Numerator:
Net income (loss)	$(10,474)	$2,120
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	19,863	19,492
Effect of dilutive options and restricted stock units	—	497
Diluted	19,863	19,989
Net income (loss) per share
Basic	$(0.53)	$0.11
Diluted	$(0.53)	$0.11

The following potentially dilutive securities were excluded from the diluted net income (loss) per share as their effect would have been antidilutive (in thousands):

	Three months ended March 31,
	2019	2018
Employee stock options	93	—
Restricted stock units	10	—
Shares for convertible senior notes	4,587	—
Total antidilutive shares	4,690	—

Note 7.   Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$27,473	$30,214
Work in process and sub-assemblies	53,642	49,192
Finished goods	3,349	13,850
Total inventory	$84,464	$93,256

The lower of cost or market adjustment expensed for inventory for the three months ended March 31, 2019 and 2018 was $2.3 million and $0.9 million, respectively.

Note 8.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2019	December 31, 2018
Land improvements	$806	$806
Building and improvements	82,945	80,960
Machinery and equipment	225,650	214,718
Furniture and fixtures	5,123	5,043
Computer equipment and software	9,808	9,709
Transportation equipment	664	658
	324,996	311,894
Less accumulated depreciation and amortization	(101,049)	(95,233)
	223,947	216,661
Construction in progress	17,575	16,449
Land	1,101	1,101
Total property, plant and equipment, net	$242,623	$234,211

For the three months ended March 31, 2019 and 2018, depreciation expense of property, plant and equipment was $5.8 million and $6.8 million, respectively.

Included in depreciation expense was $2.5 million and $3.8 million recorded as cost of sales for the three months ended March 31, 2019 and 2018, respectively.

Note 9.   Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2019
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$7,136	(3,137)	$3,999
Trademarks	15	(13)	2
Total intangible assets	$7,151	$(3,150)	$4,001

	December 31, 2018
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,983	$(3,008)	$3,975
Trademarks	15	(13)	2
Total intangible assets	$6,998	$(3,021)	$3,977

For the three months ended March 31, 2019 and 2018, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million.

The remaining weighted average amortization period for intangible assets is approximately 8 years.

Note 10.   Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of March 31, 2019				As of December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$74,930	$—	$—	$74,930	$55,646	$—	$—	$55,646
Restricted cash	2,529	—	—	2,529	2,358	—	—	2,358
Total assets	$77,459	$—	$—	$77,459	$58,004	$—	$—	$58,004
Liabilities:
Bank acceptance payable	—	$5,198	—	$5,198	—	$4,628	—	$4,628
Convertible senior notes	—	80,100	—	80,100	—	—	—	—
Total liabilities	$—	$85,298	$—	$85,298	$—	$4,628	$—	$4,628

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments.

Note 11.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2019	December 31, 2018
Revolving line of credit with a U.S. bank up to $25,000 with interest at LIBOR plus 1.5%, maturing September 28, 2020	$10,000	$23,104
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.15%, maturing April 1, 2024	—	20,067
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.3%, maturing between April 1, 2023 and December 18, 2023	—	19,164
Revolving line of credit with a Taiwan bank up to $9,737 with interest at 2%, maturing May 31, 2019	3,245	3,256
Revolving line of credit with a Taiwan bank up to $7,000 with interest ranging from 1.5% to 3.5%, maturing July 26, 2019	4,115	3,550
Notes payable to a finance company due in monthly installments with 3.4% interest, maturing November 30, 2021	5,768	6,331
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	6,129	—
Revolving line of credit with a China bank up to $19,158 with interest ranging from 4.1% to 4.6%	6,482	8,652
Sub-total	35,739	84,124
Less debt issuance costs, net	(36)	(207)
Grand total	35,703	83,917
Less current portion	(18,168)	(23,589)
Non-current portion	$17,535	$60,328

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$5,198	$4,628

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2019.

Maturities of long-term debt are as follows for the future one-year periods ending March 31, (in thousands):

2020	$18,168
2021	14,290
2022	3,245
2023	—
2024	—
2025 and thereafter	—
Total outstanding	$35,703

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

On February 1, 2019, the Company executed a Second Amendment to Loan Agreement with BB&T. The original loan agreement with BB&T, executed on September 28, 2017, and a first amendment to the original loan agreement, executed on March 30, 2018, provided the Company with a three-year $60 million line of credit; a $26 million five-year CapEx Loan and a $21.5 million seventy-month real estate term loan for the Company’s plant and facilities in Sugar Land, Texas. The Second Amendment to Loan Agreement extends the CapEx Loan draw-down date from March 30, 2019 to September 30, 2019, requires the Company to provide BB&T monthly financial statements and allows additional unfinanced capital expenditures.

On March 5, 2019, the Company executed a Third Amendment (the “Third Amendment”) to the Loan Agreement (the “Loan Agreement”), dated September 28, 2017, as amended, with BB&T pursuant to which the Company has established a revolving credit line used for working capital purposes.  The Third Amendment to the Loan Agreement, among other things: (i) contemplates the issuance of the Notes (as defined in Note 12 below) and the subsequent conversion of the Notes into common stock in accordance with the terms of the Indenture, including the payment of cash for any fractional shares; (ii) adjusts pricing of the unused line fee to 0.20% per annum; (iii) reduces the maximum commitment under the line of credit from $60,000,000 to $25,000,000; and (iv) provides that, so long as the

Company’s utilization of the revolving credit line is not greater than 60% of the available commitment, the Company will not be required to comply with its financial covenants, including its fixed charge coverage ratio or funded debt to EBITDA covenant, and provided that, such restriction on utilization will not apply during the period of time commencing seven business days prior to the end of any fiscal quarter through seven business days after the subsequent fiscal quarter.

On March 5, 2019, the Company used approximately $37.8 million of the net proceeds from the offering of the Notes to fully repay the CapEx Loan and Term Loan with BB&T.

As of March 31, 2019, the Company was in compliance with all covenants under the Loan Agreement. As of March 31, 2019, $10.0 million was outstanding under the Line of Credit.

On June 19, 2018, Prime World entered into a one year revolving credit facility totaling 300 million New Taiwan dollars, or approximately $9.8 million, (the “Taiwan Credit Facility”) with Taishin International Bank in Taiwan. Borrowing under the Taiwan Credit Facility will be used for short-term working capital. Prime World may draw upon the Taiwan Credit Facility from June 19, 2018 until May 31, 2019. The term of each draw shall be either 90 or 120 days. Borrowings under the Taiwan Credit Facility bear interest at a rate of 2.00% for 90 day draws and 1.95% for 120 day draws. At the end of the draw term, Prime World is required to make payments for all principal and accrued interest. The agreements for the Taiwan Credit Facility contain representations and warranties and events of default applicable to Prime World that are customary for agreements of this type. As of March 31, 2019, $3.2 million was outstanding under the Taiwan Credit Facility.

On October 3, 2018, Prime World entered into a revolving credit facility for up to $7 million, (the “Revolving Credit Facility”) with the Development Bank of Singapore (Taiwan) Ltd. (“DBS”). Borrowing under the Revolving Credit Facility will be used for short-term working capital. Prime World may draw upon the Revolving Credit Facility from October 3, 2018 until July 26, 2019.  The term of each draw shall be either 60 or 90 days depending on the purpose of the draw.  Borrowings under the Revolving Credit Facility bear interest at a rate equal to DBS’s cost of funds rate plus 1.25% for draws in U.S. Dollars and 1.35% plus the Bank’s cost of funds rate for draws in New Taiwan Dollars. DBS’s cost of fund’s rate is adjusted daily. Prime World is required to make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. Prime World’s obligations under the Revolving Credit Facility is secured by promissory notes executed between Prime World and DBS at the time of each draw. The agreements for the Revolving Credit Facility contain representations and warranties and events of default applicable to the Prime World that are customary for agreements of this type. As of March 31, 2019, $4.1 million was outstanding under the Revolving Credit Facility.

On November 29, 2018, Prime World entered into a Purchase and Sale Contract (the “Sale Contract”) and an Equipment Finance Agreement with Chailease Finance Co., Ltd. (“Chailease”) in connection with certain equipment. Pursuant to the Sale Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,340,468, or approximately $8.7 million. Simultaneously, Prime World leased the equipment back from Chailease for a term of three-years, pursuant to the Equipment Finance Agreement. Prime World is obligated to pay an initial payment of NT$67,340,468, or approximately $2.2 million, thereafter the monthly lease payments range from NT$5,571,229, or $0.2 million, to NT$6,139,188, or approximately $0.2 million. Based on the lease payments made under the Equipment Finance Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease in the amount of NT$210,601,605, or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Equipment Finance Agreement. As of March 31, 2019, $5.8 million was outstanding under the Equipment Finance Agreement.

On January 21, 2019, Prime World entered into a second Purchase and Sale Contract (the “Second Sales Contract”), Promissory Note, and a second Equipment Finance Agreement, (collectively, the “Second Financing Agreements”) with Chailease in connection with certain equipment. Pursuant to the Second Sales Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,333,186, or approximately $8.7 million. Simultaneously, Prime World leased the equipment back from Chailease for a term of three-years, pursuant to the Second Equipment Finance Agreement. Prime World is obligated to pay an initial monthly payment of NT$67,333,186, or approximately $2.2 million, thereafter the monthly lease payments range from NT$5,570,167, or approximately $0.2 million to NT$6,082,131, or approximately $0.2 million. Based on the lease payments made under the Second Equipment Finance Agreement, the annual interest rate is calculated to be 3.1%. Upon an event of default under the

Second Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease at the amount of NT$209,555,736 or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Second Equipment Finance Agreement. As of March 31, 2019, $6.1 million was outstanding under the Second Equipment Finance Agreement.

On December 11, 2018, Prime World entered into a one-year credit facility totaling New Taiwan Dollars 150 million, or approximately $4.9 million, (the “Credit Facility”) with CTBC Bank Co., Ltd. (“CTBC”). Borrowing under the Credit Facility will be used for short-term working capital. Prime World may draw upon the Credit Facility from December 11, 2018 until October 31, 2019. The term of each draw shall be up to 120 days. Under the Credit Facility borrowing in New Taiwan Dollars will bear interest at a rate equal to CTBC’s Enterprise Swap Index Rate plus 1.2%; for all foreign currency borrowing interest bear at a rate equal to CTBC’s Cost of Fund lending rate plus 1.2%. As of the execution of the Credit Facility, CTBC’s Enterprise Swap Index Rate and Cost of Funds lending rate is 0.69% and 3.40% respectively.  At the end of the draw term, Prime World is required to make payments for all principal and accrued interest. The agreements for the Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of March 31, 2019, there was no outstanding balance under the Credit Facility.

On September 21, 2018, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 129,000,000 Chinese Renminbi, or RMB, or approximately $18.6 million, (the “Credit Line”) and a Security Agreement with China Construction Bank Co., Ltd., in Ningbo, China (“CCB”). Borrowing under the Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the Credit Line between September 21, 2018 and September 17, 2023; however, the amount of available credit under the Credit Line may be reduced by CCB without notice to Global and may be decreased subject to changes of Chinese government regulations. Each draw bears interest equal to CCB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the Credit Line is secured by real property owned by Global in China and mortgaged to CCB under the terms of the Security Agreement. As of March 31, 2019, $6.5 million was outstanding under the Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $5.2 million.

As of March 31, 2019 and December 31, 2018, the Company had $36.7 million and $63.6 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 2.49% and 2.50% at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 December 31, 2018, there was $2.5 million and $2.4 million of restricted cash, investments or security deposit associated mainly with the loan facilities, respectively.

Note 12.  Convertible Senior Notes

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024 (the “Notes”). The Notes were issued pursuant to an indenture, dated as of March 5, 2019 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee, paying agent, and conversion agent (the “Trustee”). The Notes bear interest at a rate of 5.00% per year, payable in cash semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. The Notes will mature on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms.

The sale of the Notes generated net proceeds of $76.4 million, after deducting the Initial Purchasers’ discounts and offering expenses payable by the Company. The Company used approximately $37.8 million of the net proceeds from the offering to fully repay the CapEx Loan and Term Loan with BB&T and the remainder will be used for general corporate purposes.

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	March 31,	December 31,
	2019	2018
Principal	$80,500	$—
Unamortized debt issuance costs	(4,061)	—
Net carrying amount	$76,439	$—

The Notes are convertible at the option of holders of the Notes at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, holders of the Notes will receive shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 56.9801 shares of the Company’s common stock per $1,000 principal amount of Notes (representing an initial conversion price of approximately $17.55 per share of common stock, which represents an initial conversion premium of approximately 30% above the closing price of $13.50 per share of the Company’s common stock on February 28, 2019), subject to customary adjustments. If a make-whole fundamental change (as defined in the Indenture) occurs, and in connection with certain other conversions before March 15, 2022, the Company will in certain circumstances increase the conversion rate for a specified period of time.

Initially there are no guarantors of the Notes, but the Notes will be fully and unconditionally guaranteed, on a senior, unsecured basis by certain of the Company’s future domestic subsidiaries.  The Notes are the Company’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.  The Note Guarantee (as defined in the Indenture) of each future guarantor, if any, will be such guarantor’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to such future guarantor’s existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to such future guarantor’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.

Holders may require the Company to repurchase their Notes upon the occurrence of a fundamental change (as defined in the Indenture) at a cash purchase price equal to the principal amount thereof plus accrued and unpaid interest, if any.

The Company may not redeem the Notes prior to March 15, 2022.  On or after March 15, 2022, the Company may redeem for cash all or part of the Notes if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such redemption notice.  The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  In addition, calling any Note for redemption will constitute a “make-whole fundamental change” with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

The Indenture contains covenants that limit the Company’s ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens.

The Company incurred approximately $4.1 million in transaction costs in connection with the issuance of the Notes. These costs were recognized as a reduction of the carrying amount of the Notes utilizing the effective interest method and are being amortized over the term of the notes.

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended March 31,
	2019	2018
Contractual interest expense	233	—
Amortization of debt issuance costs	9	—
Total interest cost	$242	$—
Effective interest rate	5.116%	0%

Note 13.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll	$6,139	$10,772
Accrued rent	—	1,200
Accrued employee benefits	2,609	2,862
Accrued state and local taxes	360	1,088
Accrued interest	329	163
Advance payments	300	426
Accrued product warranty	932	995
Accrued commission expenses	143	398
Accrued professional fees	332	315
Accrued capital expenditures	496	371
Accrued other	784	701
Total accrued liabilities	$12,424	$19,291

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018
Foreign exchange transaction loss	(233)	(1,040)
Government subsidy income	87	—
Other non-operating (loss) gain	—	12
Gain (loss) on disposal of assets	(9)	1
Total other expense, net	$(155)	$(1,027)

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

•	the 1998 Share Incentive Plan
•	the 2000 Share Incentive Plan
•	the 2004 Share Incentive Plan
•	the 2006 Share Incentive Plan
•	the 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2019	287	$10.19		$5.31		$1,503
Exercised	(1)	6.77	$13.67	4.96		7
Forfeited	—	—		—		—
Outstanding, March 31, 2019	286	$10.21		$5.31	4.36	661
Exercisable, March 31, 2019	286	$10.21			4.36	661
Vested and expected to vest	286	$10.21			4.36	$661

As of March 31, 2019, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2019	826		$32.07	$12,744
Granted	338		14.66	4,954
Released	(111)	$16.81	28.93	1,872
Cancelled/Forfeited	(14)		30.16	165
Outstanding, March 31, 2019	1,039		26.77	12,675
Vested and expected to vest	1,039		$26.77	$12,675

As of March 31, 2019, there was $25.6 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.6 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018
Share-based compensation - by expense type
Cost of goods sold	$188	$178
Research and development	640	576
Sales and marketing	271	227
General and administrative	1,843	1,588
Total share-based compensation expense	$2,942	$2,569

	Three months ended March 31,
	2019	2018
Share-based compensation - by award type
Employee stock options	$—	$12
Restricted stock units	2,942	2,557
Total share-based compensation expense	$2,942	$2,569

Note 16.  Income Taxes

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

The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was (19%) and (88.63%), respectively. For the three months ended March 31, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development. For the three months ended March 31, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development and recognition of the U.S. global intangible low-taxed income ("GILTI") which was partially offset by foreign tax credits.

As of March 31, 2019, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $16 million. Because $16 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cut of Jobs Act of 2017 (the “Tax Act”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign and state taxes.  The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Note 17.  Geographic Information

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended March 31,
	2019	2018
Revenues:
United States	$1,998	$3,563
Taiwan	24,020	33,202
China	26,701	28,474
	$52,719	$65,239

	As of the period ended
	March 31,	December 31,
	2019	2018
Long-lived assets:
United States	$92,719	$88,815
Taiwan	65,904	65,451
China	93,895	89,736
	$252,518	$244,002

Note 18.  Contingencies

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  The Company disputes the allegations, and intends to continue to vigorously defend against these claims.  The case is now entering the early stages of discovery.  At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

On August 7, 2018, Plaintiff Lei Jin filed a purported derivative action on behalf of nominal defendant Applied Optoelectronics, Inc. in the U.S. District Court for the Southern District of Texas against the Company’s chief executive officer, chief financial officer and board of directors (Case No. 4:18-cv-02713).  This case was consolidated with a later filed derivative lawsuit filed by Plaintiff Yiu Kwong Ng in the U.S. District Court for the Southern District of Texas (Case No. 4:18-cv-4751). The allegations in the consolidated derivative complaints are substantially similar to those underlying the Abouzied securities class action and the Taneja securities class action discussed below. The consolidated derivative action is stayed pending a ruling on Defendants’ forthcoming motion to dismiss in the Taneja securities class action.

On October 1, 2018, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-03544. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on September 28, 2018 that it was revising its third quarter revenue guidance due to “an issue with a small percentage of 25G lasers within a specific customer environment.” This case was consolidated with two identical cases styled Davin Pokoik v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, Case No. 4:18-cv-3722 and Stephen McGrath v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry.  Mark Naglich was appointed as Lead Plaintiff on the consolidated matter on January 4, 2019.  Lead Plaintiff filed an amended consolidated complaint on March 5, 2019, and the deadline for the Company’s motion to dismiss is May 6, 2019.  The Company disputes the allegations and intends to vigorously contest the matter.

Books and Records Request

On April 10, 2019, stockholder David Bono filed a complaint in the Delaware Court of Chancery against the Company seeking to inspect certain corporate books and records pursuant to Section 220 of the Delaware General Corporation Law.  The lawsuit is styled David Bono v. Applied Optoelectronics, Inc., Case No. 2019-0275 (Del. Ch. 2019).  The complaint does not seek damages but seeks the plaintiff’s costs and expenses, including attorneys’ fees, as well as the requested books and records.  A schedule for the case has not yet been entered.  The Company intends to vigorously dispute the case as the plaintiff has not stated a proper purpose for inspecting the requested books and records.

Note 19.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

On April 11, 2019, Prime World entered into a one-year credit facility totaling NT$80 million, or approximately $2.6 million, (the “Far Eastern Credit Facility”) with Far Eastern International Bank Co., Ltd. (“Far Eastern”). Prime World may draw upon the Far Eastern Credit Facility from April 11, 2019 until April 11, 2020. The term of each draw shall be up to 180 days. Under the Far Eastern Credit Facility borrowing in New Taiwan Dollars will bear interest at a rate equal to the Far Eastern’s published one-year fixed term time deposits rate, plus 0.655%; for all foreign currency borrowing, interest shall be the TAIFX3 rate for the length of time equal to the term of the loan or the next longer tenor for which rates are quoted, plus 0.7%. As of the execution of the Far Eastern Credit Facility, Far Eastern’s published one-year fixed term time deposits rate and TAIFX3 rate are 1.045 % and 2.75%, respectively. Prime World’s obligations under the Far Eastern Credit Facility will be secured by Promissory Note executed between Prime World and Far Eastern.

On April 19, 2019, the Company’s China subsidiary, Global, entered into a twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million, (the “China Merchants Credit Line”), with China Merchants Bank Co., Ltd., in Ningbo, China (“China Merchants”). The China Merchants Credit Line will be used by Global for general corporate purposes. Global may draw upon the China Merchants Credit Line from April 19, 2019 until April 18, 2020 (the “Credit Period”). During the Credit Period, Global may request to draw upon the China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the China Merchants Credit Line and the approval of each draw may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the China Merchants Credit Line are unsecured.

On April 30, 2019, the Company’s China subsidiary, Global, entered into a one-year credit facility totaling 9,900,000 RMB, or approximately $1.5 million, (the “SPD Credit Facility”), with Shanghai Pudong Development Bank Co., Ltd., in Beilun District, Ningbo City, China (“SPD”). Borrowing under the SPD Credit Facility will be used for short-term working capital. Global may draw upon the SPD Credit Facility from April 30, 2019 until May 9, 2019. Borrowing  under the SPD Credit Facility will mature on April 30, 2020 and will bear interest equal to SPD’s published twelve (12) month prime loan rate in effect on the date of the draw, plus 0.2475%. As of the execution of the SPD Credit Facility agreement, SPD’s published 12 month prime loan rate is 4.32%. Under the SPD Credit Facility, Global will make monthly payments of accrued interest;  principal shall be repaid upon maturity. Global’s obligations under the SPD Credit Facility are unsecured.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2019 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” provided below, and those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2018 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended March 31,		Three months ended March 31,
	2019		2018
Revenue, net	$52,719	100.0%	$65,239	100.0%
Cost of goods sold	40,368	76.6%	39,403	60.4%
Gross profit	12,351	23.4%	25,836	39.6%
Operating expenses
Research and development	11,185	21.2%	11,736	17.9%
Sales and marketing	2,595	4.9%	2,474	3.8%
General and administrative	10,440	19.8%	9,456	14.5%
Total operating expenses	24,220	46.0%	23,666	36.2%
Income (loss) from operations	(11,869)	(22.5)%	2,170	3.4%
Other income (expense)
Interest income	72	0.1%	52	0.1%
Interest expense	(996)	(1.9)%	(71)	(0.1)%
Other expense, net	(155)	(0.3)%	(1,027)	(1.6)%
Total other expense, net	(1,079)	(2.0)%	(1,046)	(1.6)%
Income (loss) before income taxes	(12,948)	(24.6)%	1,124	1.8%
Income tax benefit	2,474	4.7%	996	1.6%
Net income (loss)	$(10,474)	(19.9)%	$2,120	3.3%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we served for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three months ended March 31,				Change
	2019	% of Revenue	2018	% of Revenue	Amount	%
Data Center	$38,499	73.0%	$50,583	77.5%	$(12,084)	(23.9)%
CATV	11,962	22.7%	10,568	16.2%	1,394	13.2%
Telecom	1,738	3.3%	3,586	5.5%	(1,848)	(51.5)%
FTTH	94	0.2%	111	0.2%	(17)	(15.3)%
Other	426	0.8%	391	0.6%	35	9.0%
Total Revenue	$52,719	100.0%	$65,239	100.0%	$(12,520)	(19.2)%

The decrease in revenue during the three months ended March 31, 2019 was driven primarily by decreased shipments of certain of our 100 Gbps transceivers products to one of our customers during the quarter.  We are not always informed by our customers of the exact reasons for changes in their forecasts and the subsequent orders, however we believe that the recent reduction in orders by this customer is due to excess inventory previously purchased by this customer. We continue to have active engagement with this customer and are evaluating the extent to which excess inventory may impact our future deliveries to this customer. Revenues from customers during the three-months ended March 31, 2019 that were not customers during the same period in the prior year partially offset the decline in revenue from our 100G products.

For the three months ended March 31, 2019 and 2018, our top ten customers represented 92.1% and 94.3% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Three months ended March 31,
	2019		2018		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$40,368	76.6%	$39,403	60.4%	$965	2.4%
Gross margin	12,351	23.4%	25,836	39.6%

Cost of goods sold increased by $1.0 million, or 2.4%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was due to increased production costs for our 100G datacenter products, which resulted from previously implemented enhanced quality control testing procedures.

Operating expenses

	Three months ended March 31,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$11,185	21.2%	$11,736	18.0%	$(551)	(4.7)%
Sales and marketing	2,595	4.9%	2,474	3.8%	121	4.9%
General and administrative	10,440	19.8%	9,456	14.5%	984	10.4%
Total operating expenses	$24,220	45.9%	$23,666	36.3%	$554	2.3%

Research and development expense

Research and development expense decreased by 0.6 million, or 4.7%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 40 Gbps, 100 Gbps, and 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. Research and development costs decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due mainly to a decrease in costs from R&D work orders, a decrease in depreciation expense related to R&D equipment and a decrease in travel expenses. These decreases were offset by increases in personnel-related costs and materials and supplies used in R&D activities.

Sales and marketing expense

Sales and marketing expense increased by $0.1 million, or 4.9%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was due to increases in trade show expenses and personnel-related costs offset by decreases in shipping costs and travel expenses.

General and administrative expense

General and administrative expense increased by $1.0 million, or 10.4%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. These increases were primarily due to an increase in share-based compensation expenses and depreciation expenses. These increases were partially offset by a decrease in professional service fees.

Other income (expense), net

	Three months ended March 31,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$72	0.1%	$52	0.1%	$20	38.5%
Interest expense	(996)	(1.9)%	(71)	(0.1)%	(925)	1,302.8%
Other expense, net	(155)	(0.3)%	(1,027)	(1.6)%	872	(84.9)%
Total other expense, net	$(1,079)	(2.1)%	$(1,046)	(1.6)%	$(33)	3.2%

Interest income increased 38.5% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, due to higher interest rates and larger cash balances.

Interest expense increased 1302.8% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was due to higher debt balances, including convertible senior notes and higher interest rates in the current period.

Other income (expense) for the three months ended March 31, 2019 was expense of $0.2 million, a $0.9 million decrease compared to the three months ended March 31, 2018. This decrease was due to the decrease of foreign exchange losses resulting from the favorable fluctuation of certain Asian currencies against the U.S. dollar.

Benefit (provision) for income taxes

	Three months ended March 31,
	2019	2018	Change
	(in thousands, except percentages)
Benefit for income taxes	$2,474	$996	1,478	148.4%

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

Our effective tax rate for the three months ended March 31, 2019 and 2018 was (19.00%) and (88.63%), respectively. For the three months ended March 31, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development. For the three months ended March 31, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development, recognition of the U.S. global intangible low-taxed income ("GILTI") which was partially offset by foreign tax credits.

As of March 31, 2019, we had accumulated undistributed earnings generated by our foreign subsidiaries of approximately $16 million. Because $16 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cut of Jobs Act of 2017 (the “Tax Act”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. We intend, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Liquidity and Capital Resources

As of March 31, 2019, we had $36.7 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2019, our cash, cash equivalents and restricted cash totaled $77.5 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions. No shares of common stock were sold pursuant to this Registration Statement on Form S-3 in the three months ended March 31, 2019. On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024, bearing interest at a rate of 5% per year maturing on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the Notes generated net proceeds of $76.4 million, after expenses. Also refer to Note 12 “Convertible Senior Notes” to the consolidated financial statements for further discussion of the Notes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$40	$(4,064)
Net cash used in investing activities	(9,035)	(12,220)
Net cash provided by financing activities	28,019	14,576
Effect of exchange rates on cash and cash equivalents	431	1,059
Net increase (decrease) in cash and cash equivalents	$19,455	$(649)

Operating activities

For the three months ended March 31, 2019, net cash provided by operating activities was $40,000. Net cash provided by operating activities consisted of our net loss of $10.4 million, after the exclusion of non-cash items of $8.7 million. Cash increased due to a decrease in other receivables of $2.8 million and a decrease in inventory of $7.3 million. Cash decreased due to an increase in accounts receivable from our customers of $1.6 million, a decrease in accounts payable to our vendors of $1.6 million and a decrease in accrued liabilities of $5.7 million.

For the three months ended March 31, 2018, net cash used in operating activities was $4.1 million. Net cash provided by operating activities consisted of our net income of $2.1 million, after the exclusion of non-cash items of $8.6 million, as well as an increase in accounts payable to our vendors of $2.6 million and a decrease in accounts receivable from our customers of $6.2 million. Cash decreased due to a decrease in accrued liabilities of $6.1 million and an increase in inventory of $15.8 million.

Investing activities

For the three months ended March 31, 2019, net cash used in investing activities was $9.0 million, consisting of the purchase of additional machinery and equipment of $12.8 million, offset by a decrease in non-current assets of $3.9 million.

For the three months ended March 31, 2018, net cash used in investing activities was $12.2 million, mainly for the purchase of additional machinery and equipment and land use rights in China.

Financing activities

For the three months ended March 31, 2019, our financing activities provided $28.0 million in cash. This increase in cash was due to $76.4 million of proceeds from the issuance of convertible senior notes offset by net loan repayments of $48.1 million.

For the three months ended March 31, 2018, our financing activities provided $14.6 million in cash. This increase in cash was due to net borrowings of $15.6 million offset by $1.1 million of withholding taxes paid on behalf of employees related to their share-based compensation.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with Branch Banking and Trust (BB&T) Bank in the U.S.  This line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of March 31, 2019, we were in compliance with these covenants.

In Taiwan, we have a revolving credit facility with Taishin International Bank, a revolving credit facility with Development Bank of Singapore (Taiwan) Ltd, a credit facility with CTBC Bank Co, Ltd. and an equipment finance agreement with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. And in China, we have a revolving line of credit with China Construction Bank with Global. As of March 31, 2019, we had $36.7 million of unused borrowing capacity.

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024. The Notes will mature on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms.

See Note 11 “Notes Payable and Long-term Debt” and Note 12 “Convertible Senior Notes” of our Condensed Consolidated Financial Statements for a description of our notes payable and long-term debt and convertible senior notes.

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of March 31, 2019, approximately $12.0 million of this total cost has been incurred, with the remaining portion due as the construction progress. Construction under this contract is expected to be completed in early 2020.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2019 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$41,453	$23,691	$17,762	$—	$—
Convertible senior notes(2)	96,262	4,025	8,050	84,187	—
Operating leases(3)	11,553	1,378	2,285	2,125	5,765
Total commitments	$149,268	$29,094	$28,097	$86,312	$5,765

1)

We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.

2)	We issued convertible senior notes due 2024. The amount present in the table represents the principal portion and estimated interest expense for the obligations.
3)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2019, we did not, and we do not currently, have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2018 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for doubtful accounts, inventory reserves, impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets), goodwill and other indefinite-lived intangible assets, purchase price allocation of acquisitions, service and product warranties, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Part II. Other Information

Item 1.   Legal Proceedings

From time to time, we may be subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, inquiries, investigations, audits and other regulatory proceedings, such as described below. We record a loss provision when we believe it is both probable that a liability has been incurred and the amount can be reasonably estimated. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceeding described below.

Except for the lawsuits described below, we believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  We dispute the allegations, and we intend to continue to vigorously defend against these claims.  The case is now entering the early stages of discovery.  At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter. On August 7, 2018, Plaintiff Lei Jin filed a purported derivative action on behalf of nominal defendant Applied Optoelectronics, Inc. in the U.S. District Court for the Southern District of Texas against our chief executive officer, chief financial officer and board of directors (Case No. 4:18-cv-02713).  This case was consolidated with a later filed derivative lawsuit filed by Plaintiff Yiu Kwong Ng in the U.S. District Court for the Southern District of Texas (Case No. 4:18-cv-4751). The allegations in the consolidated derivative complaints are substantially similar to those underlying the Abouzied securities class action and the Taneja securities class action discussed below. The consolidated derivative action is stayed pending a ruling on Defendants’ forthcoming motion to dismiss in the Taneja securities class action.

On October 1, 2018, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-03544. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our chief executive officer, and our chief financial officer, arising out of our announcement on September 28, 2018 that we were revising our third quarter revenue guidance due to “an issue with a small percentage of 25G lasers within a specific customer environment.” This case was consolidated with two identical cases styled Davin Pokoik v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, Case No. 4:18-cv-3722 and Stephen McGrath v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry.  Mark Naglich was appointed as Lead Plaintiff on the consolidated matter on January 4, 2019.  Lead Plaintiff filed an amended consolidated complaint on March 5, 2019, and the deadline for our motion to dismiss is May 6, 2019.  We dispute the allegations and intends to vigorously contest the matter.

Books and Records Request

On April 10, 2019, stockholder David Bono filed a complaint in the Delaware Court of Chancery against us seeking to inspect certain corporate books and records pursuant to Section 220 of the Delaware General Corporation Law.  The lawsuit is styled David Bono v. Applied Optoelectronics, Inc., Case No. 2019-0275 (Del. Ch. 2019).  The complaint does not seek damages but seeks the plaintiff’s costs and expenses, including attorneys’ fees, as well as the requested books and records.  A schedule for the case has not yet been entered.  We intend to vigorously dispute the case as the plaintiff has not stated a proper purpose for inspecting the requested books and records.

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

We generate much of our revenue from a limited number of customers. For each year ended 2018, 2017 and 2016 and the three months ended March 31, 2019, our top ten customers represented 92.9%, 94.9%, 95.5% and 92.1% of our revenue, respectively. In 2018, Facebook represented 38.3% of our revenue, Microsoft represented 22.1% of our revenue and Amazon represented 12.1% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

In addition, due to the costs and length of research, development and manufacturing process cycles, we may not recognize revenue from new products until long after such expenditures, if at all, and our margins may decrease if our costs are higher than expected, adversely affecting our financial condition and results of operations.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

As of March 31, 2019, we had approximately $117.3 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;

•limiting our ability to obtain additional financing;

•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•limiting our flexibility to plan for, or react to, changes in our business;

•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and

•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, our existing Credit Facility with BB&T, contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

Almost all of our products are manufactured internally. However, we also rely upon manufacturers in China, Taiwan and other Asia locations to provide back-end manufacturing and produce the finished portion of a few of our products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one or more of our contract manufacturers is unable to meet our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If one or more contract manufacturers for one of our products was unable or unwilling to manufacture such product in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn, would reduce our revenue, harm our relationships with the customer of these products and cause us to forego potential revenue opportunities.

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

We have lending arrangements with several financial institutions, including loan agreements with Branch Banking and Trust (BB&T) Bank in the U.S., credit facilities with Taishin International Bank, Development Bank of Singapore and CTBC Bank, an equipment finance agreement with Chailease Finance Co., Ltd. in Taiwan and a credit facility with China Construction Bank Co. in China. Our loan agreements governing our long-term debt obligations in the U.S. and Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the Indenture governing the Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with BB&T are secured by our accounts receivable, inventory, intellectual property, and all business assets including real estate and equipment. Our credit facilities with China Construction Bank Co. are secured by real estate. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. There can be no assurances as to the favorable outcome of any litigation. In addition, it can be costly to defend litigation and these costs could negatively impact our financial results. As disclosed in “Part II - Item 1. Legal Proceedings,” on August 5, 2017, we and certain of our officers are currently subject to class action litigation related to allegations that we made materially false and misleading statements or failed to disclose material facts. Such litigation includes requests for damages and other relief. As further described in that section, subsequent derivative actions and securities class actions have since been filed.  This litigation and any other such litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of December 31, 2018, we had U.S. accumulated net operating losses, or NOLs, of approximately $47.4 million, federal and state research and development credits (“R&D credits”) of $6.6 million, interest expense of $1.0 million and foreign tax credits of $4.6 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, tax credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Based upon an analysis of our equity ownership, we believe that we have experienced ownership changes; however, we do not believe those limitations result in a material loss of tax benefits. Should we experience additional ownership changes, including upon the issuance of our common stock as a result of any conversion of the Notes into shares of our common stock or otherwise, our NOL carry forwards and tax credits may be further limited.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may become the target of this type of litigation in the future. For example, on August 3, 2017 we provided guidance for the third quarter of 2017, and on August 4, 2017 the market price of our stock decreased significantly. As disclosed in “Part II - Item 1. Legal Proceedings,” on August 5, 2017, a class action lawsuit was filed against us and two of our officers. The complaint in this matter alleges that we made materially false and misleading statements or failed to disclose material facts and requests damages and other relief. On August 7, 2018, a derivative class action lawsuit was filed against our chief executive officer, chief financial officer and board of directors. The allegations are substantially similar to those under the August 5, 2017 lawsuit. On October 1, 2018, another class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers. The complaint in this matter alleges that we made materially false and misleading statements or failed to disclose material facts and a related action was filed on October 10, 2018. These lawsuits and any other such litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

4.2*

Indenture, dated as of March 5, 2019 between Applied Optoelectronics, Inc. and Wells Fargo Bank, National Association, as trustee, paying agent, and conversion agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2019).

4.3*

Form of Note representing the Company’s 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2019).

10.1*

Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note between, Prime World International Holdings, Ltd. and Chailease Finance Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2019).

10.2*

Second Amendment to Loan Agreement, dated February 1, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2019).

10.3*

Purchase Agreement, dated as of February 28, 2019 by and among Applied Optoelectronics, Inc., Raymond James & Associates, Inc. and Cowen and Company, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2019).

10.4*

Third Amendment to Loan Agreement, dated March 5, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2019).

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

APPLIED OPTOELECTRONICS, INC.

Date: May 9, 2019	By:	/s/ Stefan J. Murry
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)