Form 10-Q
period 2019-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2019-08-08
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 2, 2019 there were 20,028,929 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$81,070	$55,646
Restricted cash	2,917	2,358
Accounts receivable - trade, net of allowance of $30 and $31, respectively	28,406	30,534
Notes receivable	136	—
Inventories	81,475	93,256
Prepaid income tax	1,312	1,188
Prepaid expenses and other current assets	5,719	11,293
Total current assets	201,035	194,275
Property, plant and equipment, net	247,887	234,211
Land use rights, net	5,743	5,814
Operating right of use asset	7,912	—
Intangible assets, net	4,028	3,977
Deferred income tax assets	27,437	21,714
Other assets, net	1,080	6,849
TOTAL ASSETS	$495,122	$466,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$19,180	$23,589
Accounts payable	31,526	29,910
Bank acceptance payable	2,532	4,628
Current lease liability	903	—
Accrued liabilities	13,986	19,291
Total current liabilities	68,127	77,418
Notes payable and long-term debt, less current portion	30,468	60,328
Convertible senior notes	76,630	—
Non-current lease liability	8,182	—
TOTAL LIABILITIES	183,407	137,746
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 19,951 and 19,810 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	20	20
Additional paid-in capital	297,922	292,480
Accumulated other comprehensive income	(379)	602
Retained earnings	14,152	35,992
TOTAL STOCKHOLDERS' EQUITY	311,715	329,094
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$495,122	$466,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue, net	$43,411	$87,822	$96,130	$153,061
Cost of goods sold	32,873	53,959	73,241	93,362
Gross profit	10,538	33,863	22,889	59,699
Operating expenses
Research and development	11,151	12,645	22,336	24,381
Sales and marketing	2,331	2,377	4,926	4,851
General and administrative	10,884	9,898	21,324	19,354
Total operating expenses	24,366	24,920	48,586	48,586
Income (loss) from operations	(13,828)	8,943	(25,697)	11,113
Other income (expense)
Interest income	310	85	382	137
Interest expense	(1,490)	(279)	(2,486)	(350)
Other expense, net	451	1,581	296	554
Total other expense, net	(729)	1,387	(1,808)	341
Income (loss) before income taxes	(14,557)	10,330	(27,505)	11,454
Income tax benefit	3,191	(2,296)	5,665	(1,300)
Net income (loss)	$(11,366)	$8,034	$(21,840)	$10,154
Net income (loss) per share
Basic	$(0.57)	$0.41	$(1.10)	$0.52
Diluted	$(0.57)	$0.40	$(1.10)	$0.51

Weighted average shares used to compute net income (loss) per share:
Basic	19,931,745	19,590,164	19,897,602	19,541,478
Diluted	19,931,745	20,079,702	19,897,602	20,012,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(11,366)	$8,034	$(21,840)	$10,154
Loss on foreign currency translation adjustment	(3,329)	(10,445)	(981)	(4,110)
Comprehensive income (loss)	$(14,695)	$(2,411)	$(22,821)	$6,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months ended June 30, 2019 and 2018

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
April 1, 2019	—	$—	19,888	$20	$295,130	$2,950	$25,518	$323,618
Public offering of common stock, net	—	—	—	—	—	—	—	—
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of shares withheld for employee tax	—	—	63	—	(227)	—	—	(227)
Share-based compensation	—	—	—	—	3,019	—	—	3,019
Foreign currency translation adjustment	—	—	—	—	—	(3,329)	—	(3,329)
Other	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(11,366)	(11,366)
June 30, 2019	—	$—	19,951	$20	$297,922	$(379)	$14,152	$311,715

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
April 1, 2018	—	$—	19,538	$20	$286,938	$16,078	$40,258	$343,294
Stock options exercised, net of shares withheld for employee tax	—	—	40	—	(619)	—	—	(619)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	56	—	(532)	—	—	(532)
Share-based compensation	—	—	—	—	2,899	—	—	2,899
Foreign currency translation adjustment	—	—	—	—	—	(10,445)	—	(10,445)
Net income	—	—	—	—	—	—	8,034	8,034
June 30, 2018	—	$—	19,634	$20	$288,686	$5,633	$48,292	$342,631

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2019	—	$—	19,810	$20	$292,480	$602	$35,992	$329,094
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	7	—	—	7
Issuance of restricted stock, net of shares withheld for employee tax	—	—	141	—	(526)	—	—	(526)
Share-based compensation	—	—	—	—	5,961	—	—	5,961
Foreign currency translation adjustment	—	—	—	—	—	(981)	—	(981)
Other	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(21,840)	(21,840)
June 30, 2019	—	$—	19,951	$20	$297,922	$(379)	$14,152	$311,715

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2018	—	$—	19,451	$19	$285,376	$9,743	$38,138	$333,276
Stock options exercised, net of shares withheld for employee tax	—	—	78	—	(1,228)	—	—	(1,228)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	105	1	(930)	—	—	(929)
Share-based compensation	—	—	—	—	5,468	—	—	5,468
Foreign currency translation adjustment	—	—	—	—	—	(4,110)	—	(4,110)
Net income	—	—	—	—	—	—	10,154	10,154
June 30, 2018	—	$—	19,634	$20	$288,686	$5,633	$48,292	$342,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$(21,840)	$10,154
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market reserve adjustment to inventory	5,207	2,356
Depreciation and amortization	11,964	14,291
Amortization of debt issuance costs	457	—
Deferred income taxes, net	(5,770)	(381)
Loss (gain) on disposal of assets	10	(5)
Share-based compensation	5,961	5,468
Unrealized foreign exchange gain	(171)	(1,254)
Changes in operating assets and liabilities:
Accounts receivable, trade	2,128	11,182
Notes receivable	(137)	—
Prepaid income tax	(127)	781
Inventories	6,346	(21,614)
Other current assets	5,579	(1,489)
Operating right of use asset	561	—
Accounts payable	1,615	7,805
Accrued liabilities	(4,043)	(6,926)
Lease liability	(573)	(2,289)
Net cash provided by operating activities	7,167	18,079
Investing activities:
Maturities of short-term investments	—	36
Purchase of property, plant and equipment	(26,286)	(30,895)
Purchase of land use rights	—	(5,591)
Proceeds from disposal of equipment	1	11
Deposits and prepaid for equipment	5,763	1,444
Purchase of intangible assets	(316)	(225)
Net cash used in investing activities	(20,838)	(35,220)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	10,537	26,556
Principal payments of long-term debt and notes payable	(41,203)	(1,093)
Proceeds from line of credit borrowings	38,473	79,953
Repayments of line of credit borrowings	(42,211)	(93,953)
Proceeds from bank acceptance payable	4,471	—
Repayments of bank acceptance payable	(6,575)	—
Proceeds from issuance of convertible senior notes, net of debt issuance costs	76,364	—
Exercise of stock options	7	53
Payments of tax withholding on behalf of employees related to share-based compensation	(526)	(2,212)
Net cash provided by financing activities	39,337	9,304
Effect of exchange rate changes on cash	317	1,832
Net increase (decrease) in cash, cash equivalents and restricted cash	25,983	(6,005)
Cash, cash equivalents and restricted cash at beginning of period	58,004	83,948
Cash, cash equivalents and restricted cash at end of period	$83,987	$77,943
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$498	$255
Income taxes	224	7,783
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	777	214

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and June 30, 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2019, as compared to the significant accounting policies described in its 2018 Annual Report, except as described below.

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

Note 3. Revenue Recognition

The adoption of Topic 606 represents a change in accounting principle that will provide financial statement readers with enhanced revenue recognition disclosures. In accordance with Topic 606, revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. Certain customers may receive cash and/or non-cash incentives, which are accounted for as variable consideration. To achieve this core principle, the Company applies the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended June 30,
	2019	% of Revenue	2018	% of Revenue
Data Center	$31,806	73.3%	$69,040	78.6%
CATV	9,818	22.6%	14,184	16.2%
Telecom	1,630	3.8%	4,157	4.7%
FTTH	16	0.0%	166	0.2%
Other	141	0.3%	275	0.3%
Total Revenue	$43,411	100.0%	$87,822	100.0%

	Six months ended June 30,
	2019	% of Revenue	2018	% of Revenue
Data Center	$70,305	73.1%	$119,623	78.2%
CATV	21,780	22.7%	24,752	16.2%
Telecom	3,368	3.5%	7,743	5.1%
FTTH	110	0.1%	277	0.2%
Other	567	0.6%	666	0.4%
Total Revenue	$96,130	100.0%	$153,061	100.0%

Note 4. Operating Leases

The Company leases space under non-cancelable operating leases for manufacturing facilities, research and development offices and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle under operating leases. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either includes or excludes from the calculation of the lease liability of the ROU asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancelable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on the applicable lease terms and current economic environment, the Company applies a location approach for determining the incremental borrowing rate.

The Components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Operating lease expense	$318	$641
Short Term lease expense	51	80
Total lease expense	$369	$721

Maturities of lease liabilities are as follows for the future one-year periods ending June 30, (in thousands):

2020	$1,212
2021	1,146
2022	1,092
2023	1,042
2024	1,055
2025 and thereafter	5,397
Total lease payments	$10,944
Less imputed interest	(1,859)
Present value	$9,085

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

June 30,
2019
Weighted Average Remaining Lease Term (Years)	9.69
Weighted Average Discount Rate	3.13%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

Six months ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	676
Operating cash flows from financing lease	—
Financing cash flows from financing lease	—
Right-of-use assets obtained in exchange for new operating lease liabilities	15
Right-of-use assets obtained in exchange for new finance lease liabilities	—

Note 5. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$81,070	$55,646
Restricted cash	2,917	2,358
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$83,987	$58,004

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

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(11,366)	$8,034	$(21,840)	$10,154
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	19,932	19,590	19,898	19,541
Effect of dilutive options and restricted stock units	—	490	—	472
Diluted	19,932	20,080	19,898	20,012
Net income (loss) per share
Basic	$(0.57)	$0.41	$(1.10)	$0.52
Diluted	$(0.57)	$0.40	$(1.10)	$0.51

The following potentially dilutive securities were excluded from the diluted net income (loss) per share as their effect would have been antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Employee stock options	29	—	63	—
Restricted stock units	—	—	2	—
Shares for convertible senior notes	4,587	—	4,587
Total antidilutive shares	4,616	—	4,652	—

Note 7.   Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$26,581	$30,214
Work in process and sub-assemblies	48,008	49,192
Finished goods	6,886	13,850
Total inventories	$81,475	$93,256

The lower of cost or market adjustment expensed for inventory for the three months ended June 30, 2019 and 2018 was $2.9 million and $1.5 million, respectively. The lower of cost or market adjustment expensed for inventory for the six months ended June 30, 2019 and 2018 was $5.2 million and $2.4 million, respectively.

Note 8.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2019	December 31, 2018
Land improvements	$806	$806
Building and improvements	83,121	80,960
Machinery and equipment	232,852	214,718
Furniture and fixtures	5,087	5,043
Computer equipment and software	10,041	9,709
Transportation equipment	654	658
	332,561	311,894
Less accumulated depreciation and amortization	(105,777)	(95,233)
	226,784	216,661
Construction in progress	20,002	16,449
Land	1,101	1,101
Total property, plant and equipment, net	$247,887	$234,211

For the three months ended June 30, 2019 and 2018, depreciation expense of property, plant and equipment was $5.9 million and $7.2 million, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense of property, plant and equipment was $11.7 million and $14.0 million, respectively.

Depreciation expense of $2.3 million and $3.8 million was recorded as cost of sales for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense of $4.8 million and $7.6 million was recorded as cost of sales for the six months ended June 30, 2019 and 2018, respectively.

Note 9.   Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2019
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$7,292	$(3,267)	$4,025
Trademarks	16	(13)	3
Total intangible assets	$7,308	$(3,280)	$4,028

	December 31, 2018
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,983	$(3,008)	$3,975
Trademarks	15	(13)	2
Total intangible assets	$6,998	$(3,021)	$3,977

For the three months ended June 30, 2019 and 2018, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. For the six months ended June 30, 2019 and 2018, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.3 million.

The remaining weighted average amortization period for intangible assets is approximately 8 years.

Note 10. Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of June 30, 2019				As of December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$81,070	$—	$—	$81,070	$55,646	$—	$—	$55,646
Restricted cash	2,917	—	—	2,917	2,358	—	—	2,358
Total assets	$83,987	$—	$—	$83,987	$58,004	$—	$—	$58,004
Liabilities:
Bank acceptance payable	—	$2,532	—	$2,532	—	$4,628	—	$4,628
Convertible senior notes	—	71,500	—	71,500	—	—	—	—
Total liabilities	$—	$74,032	$—	$74,032	$—	$4,628	$—	$4,628

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. The carrying value amounts of debt approximate fair value due to the short-term nature of the debt since it renews frequently at current interest rates. The Company believes that the interest rates in effect at each period end represent the current market rates for similar borrowings.

Note 11.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2019	December 31, 2018
Revolving line of credit with a U.S. bank up to $25,000 with interest at LIBOR plus 1.5%, maturing September 28, 2020	$20,000	$23,104
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.15%, maturing April 1, 2024	—	20,067
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.3%, maturing between April 1, 2023 and December 18, 2023	—	19,164
Revolving line of credit with a Taiwan bank up to $9,659 with interest at 2%, maturing July 29, 2019	3,220	3,256
Revolving line of credit with a Taiwan bank up to $7,000 with interest ranging from 1.5% to 3.5%, maturing July 26, 2019	3,219	3,550
Notes payable to a finance company due in monthly installments with 3.4% interest, maturing November 30, 2021	5,187	6,331
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	5,545	—
Revolving line of credit with a Taiwan bank up to $2,576 with interest of 1.7%, maturing September 11, 2019	644	—
Revolving line of credit with a China bank up to $19,158 with interest ranging from 4.1% to 4.6%	—	8,652
Revolving line of credit with a China bank up to $26,183 with interest of 4.57%, maturing May 24, 2024	7,804	—
Credit facility with a China bank up to $14,546 with interest of 5.7%, maturing January 4, 2021	4,073	—
Sub-total	49,692	84,124
Less debt issuance costs, net	(44)	(207)
Grand total	49,648	83,917
Less current portion	(19,180)	(23,589)
Non-current portion	$30,468	$60,328

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$2,532	$4,628

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2019.

Maturities of long-term debt are as follows for the future one-year periods ending June 30, (in thousands):

2020	$19,180
2021	24,249
2022	6,219
2023	—
2024	—
2025 and thereafter	—
Total outstanding	$49,648

On September 28, 2017, the Company entered into a Loan Agreement (“Loan Agreement”), a Promissory Note, an Addendum to the Promissory Note, a BB&T Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement (together the “Credit Facility”) with Branch Banking and Trust Company (“BB&T”). The Credit Facility provides the Company with a three-year, $50 million, revolving line of credit. Borrowings under the Credit Facility will be used for general corporate purposes. The Company makes monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. The Company’s obligations under the Credit Facility are secured by the Company’s accounts receivable, inventory, intellectual property, and all business assets with the exception of real estate and equipment. Borrowings under the Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.50%. The Credit Facility requires the Company to maintain certain financial covenants and also contains representations and warranties, and events of default applicable to the Company that are customary for agreements of this type.

On March 30, 2018, the Company executed a First Amendment to Loan Agreement, a Note Modification Agreement and Addendum to Promissory Note for $60 million, a Promissory Note and Addendum to Promissory Note for $26 million, a Promissory Note and Addendum to Promissory Note for $21.5 million, a Texas Deed of Trust and Security Agreement, an Assignment of Lease and Rent, and an Environmental Certification and Indemnity Agreement, (collectively, the “Amended Credit Facility”), with BB&T. The Amended Credit Facility amends the Company’s three-year $50 million line of credit with BB&T. The Amended Credit Facility (1) increases the principal amount of the three-year line of credit from $50 million to $60 million (the “Line of Credit”); (2) allows the Company to borrow an additional $26 million from BB&T in the form of a five-year capital expenditure loan (the “CapEx Loan”) and (3) allows the Company to borrow an additional $21.5 million in the form of a seventy-month real estate term loan (the “Term Loan”) to refinance the Company’s plant and facilities in Sugar Land, Texas. Borrowings under the Line of Credit bear interest at a rate equal to the one-month LIBOR plus a Line of Credit margin ranging between 1.40% and 2.0%. Borrowings under the CapEx Loan bear interest at a rate equal to the one-month LIBOR plus a CapEx Loan margin ranging between 1.30% and 2.0%. Borrowings under the Term Loan bear interest at a rate equal to the one-month LIBOR plus a Term Loan margin ranging between 1.15% and 2.0%. The Company is required to make monthly payments of principal and accrued interest with the final monthly payments being for all principal and accrued interest not yet paid. The Company’s obligations under the Amended Credit Facility are secured by the Company’s accounts receivable, inventory, equipment, intellectual property, real property, and virtually all business assets.

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

On March 5, 2019, the Company executed a Third Amendment (the “Third Amendment”) to Loan Agreement with BB&T pursuant to which the Company has established a revolving credit line used for working capital purposes.  The Third Amendment to the Loan Agreement, among other things: (i) contemplates the issuance of the Notes (as defined in Note 12 below) and the subsequent conversion of the Notes into common stock in accordance with the terms of the Indenture, including the payment of cash for any fractional shares; (ii) adjusts pricing of the unused line fee to 0.20% per annum; (iii) reduces the maximum commitment under the line of credit from $60,000,000 to $25,000,000; and (iv) provides that, so long as the Company’s utilization of the revolving credit line is not greater than 60% of the available commitment, the Company will not be required to comply with its financial covenants, including its fixed charge coverage ratio or funded debt to EBITDA covenant, and provided that, such restriction on utilization will not apply during the period of time commencing seven business days prior to the end of any fiscal quarter through seven business days after the subsequent fiscal quarter.

On March 5, 2019, the Company used approximately $37.8 million of the net proceeds from the offering of the Notes to fully repay the CapEx Loan and Term Loan with BB&T.

As of June 30, 2019, the Company was in compliance with all covenants under the Loan Agreement. As of June 30, 2019, $20.0 million was outstanding under the Line of Credit.

On June 19, 2018, Prime World entered into a one year revolving credit facility totaling 300 million New Taiwan dollars, or approximately $9.8 million, (the “Taiwan Credit Facility”) with Taishin International Bank in Taiwan. Borrowing under the Taiwan Credit Facility will be used for short-term working capital. Prime World may draw upon the Taiwan Credit Facility from June 19, 2018 until July 31, 2019. The term of each draw shall be either 90 or 120 days. Borrowings under the Taiwan Credit Facility bear interest at a rate of 2.00% for 90 day draws and 1.95% for 120 day draws. At the end of the draw term, Prime World is required to make payments for all principal and accrued interest. The agreements for the Taiwan Credit Facility contain representations and warranties and events of default applicable to Prime World that are customary for agreements of this type. As of June 30, 2019, $3.2 million was outstanding under the Taiwan Credit Facility.

On October 3, 2018, Prime World entered into a revolving credit facility for up to $7 million, (the “Revolving Credit Facility”) with the Development Bank of Singapore (Taiwan) Ltd. (“DBS”). Borrowing under the Revolving Credit Facility will be used for short-term working capital. Prime World may draw upon the Revolving Credit Facility from October 3, 2018 until July 26, 2019. The term of each draw shall be either 60 or 90 days depending on the purpose of the draw. Borrowings under the Revolving Credit Facility bear interest at a rate equal to DBS’s cost of funds rate plus 1.25% for draws in U.S. Dollars and 1.35% plus the Bank’s cost of funds rate for draws in New Taiwan Dollars. DBS’s cost of fund’s rate is adjusted daily. Prime World is required to make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. Prime World’s obligations under the Revolving Credit Facility is secured by promissory notes executed between Prime World and DBS at the time of each draw. The agreements for the Revolving Credit Facility contain representations and warranties and events of default applicable to the Prime World that are customary for agreements of this type. As of June 30, 2019, $3.2 million was outstanding under the Revolving Credit Facility.

On November 29, 2018, Prime World entered into a Purchase and Sale Contract (the “Sale Contract”) and an Equipment Finance Agreement with Chailease Finance Co., Ltd. (“Chailease”) in connection with certain equipment. Pursuant to the Sale Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,340,468, or approximately $8.7 million. Simultaneously, Prime World leased the equipment back from Chailease for a term of three-years, pursuant to the Equipment Finance Agreement. Prime World is obligated to pay an initial payment of NT$67,340,468, or approximately $2.2 million, thereafter the monthly lease payments range from NT$5,571,229, or $0.2 million, to NT$6,139,188, or approximately $0.2 million. Based on the lease payments made under the Equipment Finance Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease in the amount of NT$210,601,605, or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Equipment Finance Agreement. As of June 30, 2019, $5.2 million was outstanding under the Equipment Finance Agreement.

On January 21, 2019, Prime World entered into a second Purchase and Sale Contract (the “Second Sales Contract”), Promissory Note, and a second Equipment Finance Agreement, (collectively, the “Second Financing Agreements”) with Chailease in connection with certain equipment. Pursuant to the Second Sales Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,333,186, or approximately $8.7 million. Simultaneously, Prime World leased the equipment back from Chailease for a term of three-years, pursuant to the Second Equipment Finance Agreement. Prime World is obligated to pay an initial monthly payment of NT$67,333,186, or approximately $2.2 million, thereafter the monthly lease payments range from NT$5,570,167, or approximately $0.2 million to NT$6,082,131, or approximately $0.2 million. Based on the lease payments made under the Second Equipment Finance Agreement, the annual interest rate is calculated to be 3.1%. Upon an event of default under the Second Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease at the amount of NT$209,555,736 or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Second Equipment Finance Agreement. As of June 30, 2019, $5.5 million was outstanding under the Second Equipment Finance Agreement.

On December 11, 2018, Prime World entered into a one-year credit facility totaling New Taiwan Dollars 150 million, or approximately $4.9 million, (the “Credit Facility”) with CTBC Bank Co., Ltd. (“CTBC”). Borrowing under the Credit Facility will be used for short-term working capital. Prime World may draw upon the Credit Facility from December 11, 2018 until October 31, 2019. The term of each draw shall be up to 120 days. Under the Credit Facility borrowing in New Taiwan Dollars will bear interest at a rate equal to CTBC’s Enterprise Swap Index Rate plus 1.2%; for all foreign currency borrowing interest bear at a rate equal to CTBC’s Cost of Fund lending rate plus 1.2%. As of the execution of the Credit Facility, CTBC’s Enterprise Swap Index Rate and Cost of Funds lending rate is 0.69% and 3.40% respectively. At the end of the draw term, Prime World is required to make payments for all principal and accrued interest. The Credit Facility contains representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of June 30, 2019, there was no outstanding balance under the Credit Facility.

On April 11, 2019, Prime World entered into a one-year credit facility totaling NT$80 million, or approximately $2.6 million, (the “Far Eastern Credit Facility”) with Far Eastern International Bank Co., Ltd. (“Far Eastern”). Prime World may draw upon the Far Eastern Credit Facility from April 11, 2019 until April 11, 2020. The term of each draw shall be up to 180 days. Under the Far Eastern Credit Facility borrowing in New Taiwan Dollars will bear interest at a rate equal to Far Eastern’s published one-year fixed term time deposits rate, plus 0.655%; for all foreign currency borrowing, interest shall be the TAIFX3 rate for the length of time equal to the term of the loan or the next longer tenor for which rates are quoted, plus 0.7%. As of the execution of the Far Eastern Credit Facility, Far Eastern’s published one-year fixed term time deposits rate and TAIFX3 rate are 1.045 % and 2.75%, respectively. Prime World’s obligations under the Far Eastern Credit Facility will be secured by promissory note executed between Prime World and Far Eastern. As of June 30, 2019, $0.6 million was outstanding under the Far Eastern Credit Facility.

On September 21, 2018, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 129,000,000 Chinese Renminbi, or RMB, or approximately $18.6 million, (the “Credit Line”) and a Security Agreement with China Construction Bank Co., Ltd., in Ningbo, China (“CCB”). Borrowing under the Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the Credit Line between September 21, 2018 and September 17, 2023; however, the amount of available credit under the Credit Line may be reduced by CCB without notice to Global and may be decreased subject to changes of Chinese government regulations. Each draw bears interest equal to CCB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the Credit Line is secured by real property owned by Global in China and mortgaged to CCB under the terms of the Security Agreement. On May 10, 2019, Global repaid the Credit Line without penalty and terminated the agreement. As of June 30, 2019, the outstanding balance of bank acceptance notes issued to vendors was $0.5 million and will be fully repaid by September 26, 2019.

On April 19, 2019, the Company’s China subsidiary, Global, entered into a twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million, (the “China Merchants Credit Line”), with China Merchants Bank Co., Ltd., in Ningbo, China (“China Merchants”). The China Merchants Credit Line will be used by Global for general corporate purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the China Merchants Credit Line from April 19, 2019 until April 18, 2020 (the “Credit Period”). During the Credit Period, Global may request to draw upon the China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the China Merchants Credit Line and the approval of each draw may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the China Merchants Credit Line are unsecured. As of June 30, 2019, there was no outstanding balance under the China Merchants Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $1.4 million.

On April 30, 2019, the Company’s China subsidiary, Global, entered into a one-year credit facility totaling 9,900,000 RMB, or approximately $1.5 million, (the “SPD ¥9.9M Credit Facility”), with Shanghai Pudong Development Bank Co., Ltd., in Beilun District, Ningbo City, China (“SPD”). Borrowing under the SPD ¥9.9M Credit Facility will be used for short-term working capital. Global may draw upon the SPD ¥9.9M Credit Facility from April 30, 2019 until May 9, 2019. Borrowing under the SPD ¥9.9M Credit Facility will mature on April 30, 2020 and will bear interest equal to SPD’s published twelve (12) month prime loan rate in effect on the date of the draw, plus 0.2475%. Under the SPD ¥9.9M Credit Facility, Global will make monthly payments of accrued interest and the principal shall be repaid upon maturity. Global’s obligations under the SPD ¥9.9M Credit Facility are unsecured. The SPD ¥9.9M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

On May 7, 2019, the Company’s China subsidiary, Global, entered into a one-year credit facility totaling 30,000,000 RMB, or approximately $4.5 million, (the “SPD ¥30M Credit Facility”), with Shanghai Pudong Development Bank Co., Ltd., in Ningbo City, China (“SPD”). Borrowing under the SPD ¥30M Credit Facility will be used to repay Global’s outstanding loans with China Construction Bank. Borrowing under the SPD ¥30M Credit Facility will mature on May 7, 2020 and will bear interest equal to the Bank’s published twelve (12) month prime loan rate in effect on the date of the draw, plus 0.2475%. As of the execution of the Credit Facility agreement, the Bank’s published 12 months prime loan rate is 4.32%. Under the SPD ¥30M Credit Facility, Global will make monthly payments of accrued interest; principal shall be repaid upon maturity. Global’s obligations under the SPD ¥30M Credit Facility are unsecured. The SPD ¥30M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

On May 8, 2019, the Company’s China subsidiary, Global, entered into a six-month credit facility totaling 2,000,000 USD (the “$2M Credit Facility”) with Shanghai Pudong Development Bank Co., Ltd., in Ningbo City, China (“SPD”). Borrowing under the $2M Credit Facility will be used to repay Global’s outstanding loans with CCB and for general corporate purposes. Borrowing under the $2M Credit Facility will mature on November 7, 2019 and will bear interest equal to SPD’s published six (6) month LIBOR in effect on the date of the draw, plus 1.48%. As of the execution of the $2M Credit Facility agreement, the SPD published 6 months LIBOR rate was 2.59438%. Under the $2M Credit Facility, Global will make quarterly payments of accrued interest; principal shall be repaid upon maturity. Global’s obligations under the $2M Credit Facility are unsecured. The $2M Credit Facility also contains rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. The $2M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $26.2 million, and a mortgage security agreement (the “Security Agreement”), with Shanghai Pudong Development Bank Co., Ltd., in Ningbo City, China (“SPD”). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at the SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. The agreements for the SPD Credit Line and the Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of June 30, 2019, $7.8 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $0.7 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.6 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 4, 2021 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. The agreements for the ¥100M Credit Facility and the Real Estate Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of June 30, 2019, $4.1 million was outstanding under the ¥100M Credit Facility.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.3 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. The agreements for the ¥50M Credit Facility and the Machinery and Equipment Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of June 30, 2019, there was no outstanding balance under the ¥50M Credit Facility.

As of June 30, 2019 and December 31, 2018, the Company had $64.7 million and $63.6 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 2.4% and 2.5% at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, there was $1.2 million and $1.4 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

Note 12. Convertible Senior Notes

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024 (the “Notes”). The Notes were issued pursuant to an indenture, dated as of March 5, 2019 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee, paying agent, and conversion agent (the “Trustee”). The Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. The Notes will mature on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms.

The sale of the Notes generated net proceeds of $76.4 million, after deducting the Initial Purchasers’ discounts and offering expenses payable by the Company. The Company used approximately $37.8 million of the net proceeds from the offering to fully repay the CapEx Loan and Term Loan with BB&T and the remainder will be used for general corporate purposes.

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	June 30,	December 31,
	2019	2018
Principal	$80,500	$—
Unamortized debt issuance costs	(3,870)	—
Net carrying amount	$76,630	$—

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Contractual interest expense	1,006	—	1,308	—
Amortization of debt issuance costs	205	—	266	—
Total interest cost	$1,211	$—	$1,574	$—
Effective interest rate	5.116%	0%	5.116%	0%

Note 13.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll	$7,868	$10,772
Accrued rent	—	1,200
Accrued employee benefits	1,585	2,862
Accrued state and local taxes	631	1,088
Accrued interest	1,336	163
Advance payments	273	426
Accrued product warranty	894	995
Accrued commission expenses	211	398
Accrued professional fees	202	315
Accrued capital expenditures	12	371
Accrued other	974	701
Total accrued liabilities	$13,986	$19,291

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Foreign exchange transaction loss (gain)	216	1,289	(17)	249
Government subsidy income	74	269	162	269
Other non-operating (loss) gain	161	19	161	31
Gain (loss) on disposal of assets	—	4	(10)	5
Total other expense, net	$451	$1,581	$296	$554

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 1998 Share Incentive Plan
●	the 2000 Share Incentive Plan
●	the 2004 Share Incentive Plan
●	the 2006 Share Incentive Plan
●	the 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2019	287	$10.19		$5.31		$1,503
Exercised	(1)	6.77	$13.67	4.96		7
Forfeited	—	—		—		—
Outstanding, June 30, 2019	286	$10.20		$5.31	4.11	217
Exercisable, June 30, 2019	286	$10.20			4.11	217
Vested and expected to vest	286	$10.20			4.11	$217

As of June 30, 2019, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2019	826		$32.07	$12,744
Granted	417		13.54	5,644
Released	(205)	$14.79	28.36	3,034
Cancelled/Forfeited	(27)		27.91	274
Outstanding, June 30, 2019	1,011		25.29	10,393
Vested and expected to vest	1,011		$25.29	$10,393

As of June 30, 2019, there was $23.0 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.3 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Share-based compensation - by expense type
Cost of goods sold	$198	$211	$387	$388
Research and development	657	676	1,296	1,252
Sales and marketing	279	260	550	488
General and administrative	1,885	1,752	3,728	3,340
Total share-based compensation expense	$3,019	$2,899	$5,961	$5,468

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Share-based compensation - by award type
Employee stock options	$—	$12	$—	$12
Restricted stock units	3,019	2,887	5,961	5,456
Total share-based compensation expense	$3,019	$2,899	$5,961	$5,468

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

The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was (22.0%) and 22.2%, respectively. For the three months ended June 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development. For the three months ended June 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development and recognition of the U.S. global intangible low-taxed income ("GILTI").

The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was (20.6%) and 11.4% respectively. For the six months ended June 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development. For the six months ended June 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development and recognition of the U.S. GILTI.

As of June 30, 2019, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $23 million. Because $23 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cut of Jobs Act of 2017 (the “Tax Act”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
United States	$1,652	$3,768	$3,650	$7,331
Taiwan	22,108	28,970	46,128	62,173
China	19,651	55,084	46,352	83,557
	$43,411	$87,822	$96,130	$153,061

	As of the period ended
	June 30,	December 31,
	2019	2018
Long-lived assets:
United States	$94,983	$88,815
Taiwan	65,509	65,451
China	97,166	89,736
	$257,658	$244,002

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  The Company disputes the allegations, and intends to continue to vigorously defend against these claims.  On May 15, 2019, Lead Plaintiff filed a motion for leave to amend the consolidated class action complaint for the purpose of adding named Plaintiffs Richard Hamilton, Kenneth X. Luthy, Roy H. Cetlin, and John Kugel (together with Lead Plaintiff Lawrence Rougier, “Plaintiffs”) to the case. The court granted the motion on May 16, 2019. The substantive allegations in the Plaintiffs’ operative second amended consolidated class action complaint remain unchanged. On May 28, 2019, Plaintiffs filed a motion seeking to certify the case as a class action pursuant to Federal Rule of Civil Procedure 23 and seeking appointment of Plaintiffs as class representatives and Levi & Korsinsky as class counsel. On July 12, 2019, the Company filed a response in opposition to the motion for class certification. The deadline for Plaintiffs’ reply brief is August 26, 2019. The case is currently in the early stages of discovery, and fact discovery is scheduled to be completed by June 1, 2020..  At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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

On October 1, 2018, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-03544. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on September 28, 2018 that it was revising its third quarter revenue guidance due to “an issue with a small percentage of 25G lasers within a specific customer environment.” This case was consolidated with two identical cases styled Davin Pokoik v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, Case No. 4:18-cv-3722 and Stephen McGrath v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry.  Mark Naglich was appointed as Lead Plaintiff on the consolidated matter on January 4, 2019.  Lead Plaintiff filed an amended consolidated complaint on March 5, 2019, and the Company filed a motion to dismiss the amended consolidated complaint on May 6, 2019. On July 5, 2019, Plaintiff filed a response in opposition to the motion to dismiss. The deadline for the Company’s reply brief in support of the motion to dismiss is August 5, 2019. The Company disputes the allegations and intends to vigorously contest the matter.

Books and Records Request

On April 10, 2019, stockholder David Bono filed a complaint in the Delaware Court of Chancery against the Company seeking to inspect certain corporate books and records pursuant to Section 220 of the Delaware General Corporation Law.  The lawsuit is styled David Bono v. Applied Optoelectronics, Inc., Case No. 2019-0275 (Del. Ch. 2019).  The complaint does not seek damages but seeks the plaintiff’s costs and expenses, including attorneys’ fees, as well as the requested books and records.  On July 5, 2019, by agreement of the parties, the Vice Chancellor issued an order staying the case to allow the parties to seek resolution of the dispute outside of litigation. A joint status report is due to the Court by September 3, 2019.

Note 19.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

On July 23, 2019, Prime World entered into a one-year revolving credit facility totaling 100,000,000 NTD, or approximately $3.3 million, (the “NT$100M Credit Line”) and 1,000,000 USD (the “US$1M Credit Line”) with Taishin International Bank in Taiwan (“Taishin”). Borrowing under the NT$100M Credit Line will be used for short-term working capital; the borrowing under the US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The NT$100M Credit Line and US$1M Credit Line are collectively referred to as the “Credit Facility”. Prime World may draw upon the Credit Facility from July 23, 2019 through July 31, 2020. The term of each draw shall be either 90 or 120 days. Borrowings under the NT$100M Credit Line will bear interest at a rate of 2.25% for 90 day draws and 2.2% for 120 day draws; borrowings under the US$1M Credit Line will bear interest equal to the Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Credit Facility will be secured by a promissory note executed between Prime World and Taishin. The agreements for the Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2019		2018		2019		2018
Revenue, net	$43,411	100.0%	$87,822	100.0%	$96,130	100.0%	$153,061	100.0%
Cost of goods sold	32,873	75.7%	53,959	61.4%	73,241	76.2%	93,362	61.0%
Gross profit	10,538	24.3%	33,863	38.6%	22,889	23.8%	59,699	39.0%
Operating expenses
Research and development	11,151	25.7%	12,645	14.4%	22,336	23.2%	24,381	15.9%
Sales and marketing	2,331	5.4%	2,377	2.7%	4,926	5.1%	4,851	3.2%
General and administrative	10,884	25.1%	9,898	11.3%	21,324	22.2%	19,354	12.6%
Total operating expenses	24,366	56.1%	24,920	28.4%	48,586	50.5%	48,586	31.7%
Income (loss) from operations	(13,828)	(31.8)%	8,943	10.2%	(25,697)	(26.7)%	11,113	7.3%
Other income (expense)
Interest income	310	0.7%	85	0.1%	382	0.4%	137	0.1%
Interest expense	(1,490)	(3.4)%	(279)	(0.3)%	(2,486)	(2.6)%	(350)	(0.2)%
Other expense, net	451	1.0%	1,581	1.8%	296	0.3%	554	0.4%
Total other expense, net	(729)	(1.7)%	1,387	1.6%	(1,808)	(1.9)%	341	0.2%
Income (loss) before income taxes	(14,557)	(33.5)%	10,330	11.8%	(27,505)	(28.6)%	11,454	7.5%
Income tax benefit	3,191	7.3%	(2,296)	(2.6)%	5,665	5.9%	(1,300)	(0.8)%
Net income (loss)	$(11,366)	(26.2)%	$8,034	9.1%	$(21,840)	(22.7)%	$10,154	6.6%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three months ended June 30,				Change
	2019	% of Revenue	2018	% of Revenue	Amount	%
Data Center	$31,806	73.3%	$69,040	78.6%	$(37,234)	(53.9)%
CATV	9,818	22.6%	14,184	16.2%	(4,366)	(30.8)%
Telecom	1,630	3.8%	4,157	4.7%	(2,527)	(60.8)%
FTTH	16	0.0%	166	0.2%	(150)	(90.4)%
Other	141	0.3%	275	0.3%	(134)	(48.7)%
Total Revenue	$43,411	100.0%	$87,822	100.0%	$(44,411)	(50.6)%

	Six months ended June 30,				Change
	2019	% of Revenue	2018	% of Revenue	Amount	%
Data Center	$70,305	73.1%	$119,623	78.2%	$(49,318)	(41.2)%
CATV	21,780	22.7%	24,752	16.2%	(2,972)	(12.0)%
Telecom	3,368	3.5%	7,743	5.1%	(4,375)	(56.5)%
FTTH	110	0.1%	277	0.2%	(167)	(60.3)%
Other	567	0.6%	666	0.4%	(99)	(14.9)%
Total Revenue	$96,130	100.0%	$153,061	100.0%	$(56,931)	(37.2)%

The decrease in revenue during the three and six months ended June 30, 2019 was driven primarily by decreased shipments of certain of our 100 Gbps transceivers products to one of our customers during the quarter. We are not always informed by our customers of the exact reasons for changes in their forecasts and the subsequent orders, however, we believe that the recent reduction in orders by this customer is due to excess inventory previously purchased by this customer. We continue to have active engagement with this customer and are evaluating the extent to which excess inventory may impact our future deliveries to this customer. Revenues from customers during the three and six months ended June 30, 2019 that were not customers during the same period in the prior year partially offset the decline in revenue from our 100 Gbps products.

For the three months ended June 30, 2019 and 2018, our top ten customers represented 90.9% and 94.4% of our revenue, respectively. For the six months ended June 30, 2019 and 2018, our top ten customers represented 90.5% and 94.0% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Three months ended June 30,
	2019		2018		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$32,873	75.7%	$53,959	61.4%	$(21,086)	(39.1)%
Gross margin	10,538	24.3%	33,863	38.6%

	Six months ended June 30,
	2019		2018		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$73,241	76.2%	$93,362	61.0%	$(20,121)	(21.6)%
Gross margin	22,889	23.8%	59,699	39.0%

Cost of goods sold decreased by $21.1 million, or 39.1%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a 50.6% decrease in sales over the prior year. Cost of goods sold decreased by $20.1 million, or 21.6%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a 37.2% decrease in sales over the prior year. Gross margin decreased year over year due to additional production costs for our 100 Gbps datacenter products related to the implementation of enhanced quality control testing procedures. Also contributing to the decline in gross margin was a reduction in the selling price of certain of our products, including our 100 Gbps transceiver products. This price decline was in line with our expectations, however, we were unable to reduce the production costs of these products to the extent earlier projected due to the aforementioned additional testing costs combined with relatively lower production volume of these products, which caused fixed costs to be absorbed by a smaller number of units sold.

Operating expenses

	Three months ended June 30,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$11,151	25.7%	$12,645	14.4%	$(1,494)	(11.8)%
Sales and marketing	2,331	5.4%	2,377	2.7%	(46)	(1.9)%
General and administrative	10,884	25.1%	9,898	11.3%	986	10.0%
Total operating expenses	$24,366	56.1%	$24,920	28.4%	$(554)	(2.2)%

	Six months ended June 30,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$22,336	23.2%	$24,381	15.9%	$(2,045)	(8.4)%
Sales and marketing	4,926	5.1%	4,851	3.2%	75	1.5%
General and administrative	21,324	22.2%	19,354	12.6%	1,970	10.2%
Total operating expenses	$48,586	50.5%	$48,586	31.7%	$—	—%

Research and development expense

Research and development expense decreased by $1.5 million, or 11.8%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Research and development expense decreased by $2.0 million, or 8.4%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. Research and development costs decreased for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 due mainly to decreases in costs from R&D work orders, depreciation expense related to R&D equipment, materials and supplies used in R&D activities and personnel related costs.

Sales and marketing expense

Sales and marketing expense decreased slightly for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Sales and marketing expense increased slightly for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The changes were not material and are similar to expected rates of fluctuation in these expenses.

General and administrative expense

General and administrative expense increased by $1.0 million, or 10.0%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. General and administrative expense increased by $2.0 million, or 10.2%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to increases in share-based compensation expenses, professional service fees and depreciation expenses. These increases were partially offset by a decrease in personnel related costs.

Other income (expense), net

	Three months ended June 30,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$310	0.7%	$85	0.1%	$225	264.7%
Interest expense	(1,490)	(3.4)%	(279)	(0.3)%	(1,211)	434.1%
Other expense, net	451	1.0%	1,581	1.8%	(1,130)	(71.5)%
Total other expense, net	$(729)	(1.7)%	$1,387	1.6%	$(2,116)	(152.6)%

	Six months ended June 30,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$382	0.4%	$137	0.1%	$245	178.8%
Interest expense	(2,486)	(2.6)%	(350)	(0.2)%	(2,136)	610.3%
Other expense, net	296	0.3%	554	0.4%	(258)	(46.6)%
Total other expense, net	$(1,808)	(1.9)%	$341	0.2%	$(2,149)	(630.2)%

Interest income increased 264.7% and 178.8% for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, due to higher interest rates and larger cash balances.

Interest expense increased 434.1% and 610.3% for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. This increase was due to higher debt balances, including convertible senior notes and higher interest rates in the current period.

Other income (expense) for the three months ended June 30, 2019 was income of $0.5 million, a $1.1 million decrease compared to the three months ended June 30, 2018. This decrease was due to the decrease of foreign exchange gains resulting from the favorable fluctuation of certain Asian currencies against the U.S. dollar. Other income (expense) for the six months ended June 30, 2019 was income of $0.3 million, a $0.3 million decrease compared to the six months ended June 30, 2018. This decrease was due to the decrease of foreign exchange gains resulting from the favorable fluctuation of certain Asian currencies against the U.S. dollar.

Benefit (provision) for income taxes

	Three months ended June 30,
	2019	2018	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$3,191	$(2,296)	5,487	(239.0)%

	Six months ended June 30,
	2019	2018	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$5,665	$(1,300)	6,965	535.8%

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

Our effective tax rate for the three months ended June 30, 2019 and 2018 was (22.0%) and 22.2%, respectively. For the three months ended June 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development. For the three months ended June 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development and recognition of the U.S. global intangible low-taxed income ("GILTI").

Our effective tax rate for the six months ended June 30, 2019 and 2018 was (20.6%) and 11.4% respectively. For the six months ended June 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development. For the six months ended June 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development and recognition of the U.S. GILTI.

As of June 30, 2019, we had accumulated undistributed earnings generated by our foreign subsidiaries of approximately $23 million. Because $23 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cut of Jobs Act of 2017 (the “Tax Act”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. We intend, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Liquidity and Capital Resources

As of June 30, 2019, we had $64.7 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2019, our cash, cash equivalents and restricted cash totaled $84.0 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions. No shares of common stock were sold pursuant to this Registration Statement on Form S-3 in the three months ended June 30, 2019. On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024, bearing interest at a rate of 5% per year maturing on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the Notes generated net proceeds of $76.4 million, after expenses. Also refer to Note 12 “Convertible Senior Notes” to the consolidated financial statements for further discussion of the Notes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities	$7,167	$18,079
Net cash used in investing activities	(20,838)	(35,220)
Net cash provided by financing activities	39,337	9,304
Effect of exchange rates on cash and cash equivalents	317	1,832
Net increase (decrease) in cash and cash equivalents	$25,983	$(6,005)

Operating activities

For the six months ended June 30, 2019, net cash provided by operating activities was $7.2 million. Net cash provided by operating activities consisted of our net loss of $21.8 million, after the exclusion of non-cash items of $17.7 million. Cash increased due to a decrease in inventory of $6.3 million, a decrease in other current assets of $5.6 million, a decrease in accounts receivable from our customers of $2.1 million and an increase in accounts payable to our vendors of $1.6 million. These cash increases were offset by a decrease in accrued liabilities of $4.0 million.

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

Investing activities

For the six months ended June 30, 2019, net cash used in investing activities was $20.8 million, consisting of the purchase of additional machinery and equipment of $26.3 million, offset by a decrease in non-current assets of $5.8 million.

For the six months ended June 30, 2018, net cash used in investing activities was $35.2 million, mainly for the purchase of additional machinery and equipment and land use rights in China.

Financing activities

For the six months ended June 30, 2019, our financing activities provided $39.3 million in cash. This increase in cash was due to $76.4 million of proceeds from the issuance of convertible senior notes offset by net loan repayments of $36.5 million.

For the six months ended June 30, 2018, our financing activities provided $9.3 million in cash. This increase in cash was due to net borrowings of $11.5 million offset by $2.2 million of withholding taxes paid on behalf of employees related to their share-based compensation.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with Branch Banking and Trust (BB&T) Bank. This line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of June 30, 2019, we were in compliance with these covenants.

In Taiwan, we have revolving credit facilities with Taishin International Bank and Development Bank of Singapore (Taiwan) Ltd, credit facilities with CTBC Bank Co, Ltd. and Far Eastern International Bank Co., Ltd. and an equipment finance agreement with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. In China, we have revolving lines of credit with China Merchants Bank Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. and a credit facility China Zheshang Bank Co., Ltd. for Global.

As of June 30, 2019, we had $64.7 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of June 30, 2019, approximately $17.7 million of this total cost has been incurred, with the remaining portion due as the construction progresses. Construction under this contract is expected to be completed in early 2020.

Future liquidity needs

We believe that our existing cash and cash equivalents, cash flows from our operating activities, and available credit will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the construction of a new factory and other facilities at our Ningbo, China location, changes in our manufacturing capacity and the continuing market acceptance of our products.  In the event we need additional liquidity, we will explore additional sources of liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity or debt securities, (ii) incurring indebtedness secured by our assets and (iii) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$52,678	$22,014	$26,591	$4,073	$—
Convertible senior notes(2)	95,447	4,025	8,050	83,372	—
Operating leases(3)	10,944	1,212	2,238	2,097	5,397
Total commitments	$159,069	$27,251	$36,879	$89,542	$5,397

1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.
2)	We issued convertible senior notes due 2024. The amount present in the table represents the principal portion and estimated interest expense for the obligations.
3)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

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

Off-Balance Sheet Arrangements

For the three months ended June 30, 2019, we did not, and we do not currently, have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  We dispute the allegations, and we intend to continue to vigorously defend against these claims.  On May 15, 2019, Lead Plaintiff filed a motion for leave to amend the consolidated class action complaint for the purpose of adding named Plaintiffs Richard Hamilton, Kenneth X. Luthy, Roy H. Cetlin, and John Kugel (together with Lead Plaintiff Lawrence Rougier, “Plaintiffs”) to the case. The court granted the motion on May 16, 2019. The substantive allegations in the Plaintiffs’ operative second amended consolidated class action complaint remain unchanged. On May 28, 2019, Plaintiffs filed a motion seeking to certify the case as a class action pursuant to Federal Rule of Civil Procedure 23 and seeking appointment of Plaintiffs as class representatives and Levi & Korsinsky as class counsel. On July 12, 2019, we filed a response in opposition to the motion for class certification. The deadline for Plaintiffs’ reply brief is August 26, 2019. The case is currently in the early stages of discovery, and fact discovery is scheduled to be completed by June 1, 2020.  At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter. On August 7, 2018, Plaintiff Lei Jin filed a purported derivative action on behalf of nominal defendant Applied Optoelectronics, Inc. in the U.S. District Court for the Southern District of Texas against our chief executive officer, chief financial officer and board of directors (Case No. 4:18-cv-02713).  This case was consolidated with a later filed derivative lawsuit filed by Plaintiff Yiu Kwong Ng in the U.S. District Court for the Southern District of Texas (Case No. 4:18-cv-4751). The allegations in the consolidated derivative complaints are substantially similar to those underlying the Abouzied securities class action and the Taneja securities class action discussed below. The consolidated derivative action is stayed pending a ruling on defendants’ forthcoming motion to dismiss in the Taneja securities class action.

On October 1, 2018, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-03544. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our chief executive officer, and our chief financial officer, arising out of our announcement on September 28, 2018 that we were revising our third quarter revenue guidance due to “an issue with a small percentage of 25G lasers within a specific customer environment.” This case was consolidated with two identical cases styled Davin Pokoik v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, Case No. 4:18-cv-3722 and Stephen McGrath v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry.  Mark Naglich was appointed as Lead Plaintiff on the consolidated matter on January 4, 2019.  Lead Plaintiff filed an amended consolidated complaint on March 5, 2019, and we filed a motion to dismiss the amended consolidated complaint on May 6, 2019. On July 5, 2019, Plaintiff filed a response in opposition to the motion dismiss. The deadline for our reply brief in support of the motion to dismiss is August 5, 2019. We dispute the allegations and intend to vigorously contest the matter.

Books and Records Request

On April 10, 2019, stockholder David Bono filed a complaint in the Delaware Court of Chancery against us seeking to inspect certain corporate books and records pursuant to Section 220 of the Delaware General Corporation Law.  The lawsuit is styled David Bono v. Applied Optoelectronics, Inc., Case No. 2019-0275 (Del. Ch. 2019).  The complaint does not seek damages but seeks the plaintiff’s costs and expenses, including attorneys’ fees, as well as the requested books and records.  On July 5, 2019, by agreement of the parties, the Vice Chancellor issued an order staying the case to allow the parties to seek resolution of the dispute outside of litigation. A joint status report is due to the Court by September 3, 2019.

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

We generate much of our revenue from a limited number of customers. For each year ended 2018, 2017 and 2016 and the three and six months ended June 30, 2019, our top ten customers represented 92.9%, 94.9%, 95.5%, 90.9% and 90.5% of our revenue, respectively. In 2018, Facebook represented 38.3% of our revenue, Microsoft represented 22.1% of our revenue and Amazon represented 12.1% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Product development delays may result from numerous factors, including:

●	modification of product specifications and customer requirements;

●	unanticipated engineering complexities;

●	difficulties in reallocating engineering resources and overcoming resource limitations; and

●	rapidly changing technology or competitive product requirements.

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

Our quarterly revenue and operating results have varied in the past and will likely continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

●	the timing, size and mix of sales of our products;

●	fluctuations in demand for our products, including the increase, decrease, rescheduling or cancellation of significant customer orders;

●	our ability to design, manufacture and deliver products which meet customer requirements in a timely and cost-effective manner;

●	new product introductions and enhancements by us or our competitors;

●	the gain or loss of key customers;

●	the rate at which our present and potential customers and end users adopt our technologies;

●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

●	seasonality of certain of our products and manufacturing capabilities;

●	quality control or yield problems in our manufacturing operations;

●	supply disruption for certain raw materials and components used in our products;

●	capacity constraints of our outside contract manufacturers for a portion of the manufacturing process for some of our products;

●	length and variability of the sales cycles of our products;

●	unanticipated increases in costs or expenses;

●	the loss of key employees;

●	different capital expenditure and budget cycles for our customers, affecting the timing of their spending for our products;

●	political stability in the areas of the world in which we operate;

●	fluctuations in foreign currency exchange rates;

●	changes in accounting rules;

●	changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs, restrictions, or requirements which may affect our ability to import or export our products to or from various countries;

●	trade-related government actions that impose barriers or restrictions that would impact our ability to sell or ship products to Huawei or other customers;

●	the evolving and unpredictable nature of the markets for products incorporating our solutions; and

●	general economic conditions and changes in such conditions specific to our target markets.

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

As of June 30, 2019, we had approximately $128.8 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

We have lending arrangements with several financial institutions, including loan agreements with Branch Banking and Trust (BB&T) Bank in the U.S., credit facilities with Taishin International Bank, Development Bank of Singapore and CTBC Bank, an equipment finance agreement with Chailease Finance Co., Ltd. in Taiwan and credit facilities with China Merchants Bank Co. Ltd., Shanghai Pudong Development Bank Co., Ltd. and China Zheshang Bank Co., Ltd. in China. Our loan agreements governing our long-term debt obligations in the U.S. and Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the Indenture governing the Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with BB&T are secured by our accounts receivable, inventory, intellectual property, and all business assets including real estate and equipment. Our credit facilities with Shanghai Pudong Development Bank Co., Ltd. and China Zheshang Bank Co., Ltd. are secured by real estate. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

We may not be able to obtain additional capital when desired, on favorable terms or at all.

We operate in a market that makes our prospects difficult to evaluate and, to remain competitive, we will be required to make continued investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. If we do not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, we may need additional financing to implement our business strategy, which includes:

●	expansion of research and development;

●	expansion of manufacturing capabilities;

●	hiring of additional technical, sales and other personnel; and

●	acquisitions of complementary businesses.

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

In the ordinary course of our business, we and our data center customers maintain sensitive data on our respective networks, including intellectual property, employee personal information and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. Despite our implementation of network security measures, our network and storage applications have been subject to computer viruses, ransomware and other forms of cyber terrorism. Also, despite our implementation of security measures, we are not able to guarantee that we can prevent unauthorized access by hackers or breaches due to operator error, malfeasance or other system disruptions. Our customers’ network and storage applications may be subject to similar disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. Data breaches and any unauthorized access or disclosure of our information, employee information or intellectual property could compromise our business, trade secrets and other sensitive business information, any of which could result in legal action against us, exposure of our intellectual property to our competitors, damages, fines and other adverse effects. A data security breach could also lead to public exposure of personal information of our employees, customers and others. Any such theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Cyberattacks, such as computer viruses or other forms of cyber terrorism, have disrupted access to some of our network applications. In past incidents we have been able to recover quickly without material financial impact, however such disruptions in the future may result in delays or cancellations of customer orders or delays or additional costs to produce and ship our products. Data security breaches involving our data center customers could affect their financial condition and ability to continue to purchase our products. Further, cyberattacks may cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

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

Trade-related government actions, by China or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to Huawei or other customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers' ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.

Our international revenue and operations are subject to a number of material risks, including:

●	difficulties in staffing, managing and supporting operations in more than one country;

●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

●	fewer legal protections for intellectual property in foreign jurisdictions;

●	foreign and U.S. taxation issues and international trade barriers, including the adoption or expansion of governmental trade tariffs;

●	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

●	fluctuations in foreign economies;

●	fluctuations in the value of foreign currencies and interest rates;

●	trade and travel restrictions;

●	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

●	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and

●	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

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

As part of our business strategy, we may pursue acquisitions of companies that we believe could enhance or complement our current product portfolio, augment our technology roadmap or diversify our revenue base. Acquisitions involve numerous risks, any of which could harm our business, including:

●	difficulties integrating the acquired business;

●	unanticipated costs, capital expenditures or liabilities or changes related to research in progress and product development;

●	diversion of financial and management resources from our existing business;

●	difficulties integrating the business relationships with suppliers and customers of the acquired business with our existing business relationships;

●	risks associated with entering markets in which we have little or no prior experience; and

●	potential loss of key employees, particularly those of the acquired organizations.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause a breach of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer, and employee personal data. We have experienced ransomware, computer viruses and other forms of cyber terrorism. In past incidents we have been able to recover quickly without material financial impact; however, any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.

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

Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. While we have a policy in place that is designed to reduce the risk of infringement of intellectual property rights of others and we have conducted a limited review of other companies’ relevant patents, there can be no assurance that third parties will not assert infringement claims against us. We cannot be certain that our products would not be found infringing on the intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. Intellectual property claims against us could force us to do one or more of the following:

●	obtain from a third party claiming infringement a license to the relevant technology, which may not be available on reasonable terms, or at all;

●	stop manufacturing, selling, incorporating or using our products that use the challenged intellectual property;

●	pay substantial monetary damages; or

●	expend significant resources to redesign the products that use the technology and to develop non-infringing technology.

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

Changes in our products or any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in delayed or decreased sales of our products to existing or potential customers. In such event, our business and results of operations could be adversely affected. For example, in April 2018, Zhongxing Telecommunications Equipment Corporation and ZTE Kangxun Communications Ltd. (collectively “ZTE”) were added to the U.S. Department of Commerce’s Bureau of Industry and Security’s List of Denied Persons, which imposed a seven-year denial of export privileges against ZTE.  However, in July 2018, the denial of export privileged was suspended and ZTE was removed from the list of Denied Persons. Although ZTE is not currently one of our significant customers, such actions against customers or potential customers could adversely affect our business and results of operations.

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

Public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by the Company. We filed our latest conflict minerals report on Form SD on May 29, 2019. We have previously determined, as part of our compliance efforts, that certain products or components we obtain from our suppliers contain conflict minerals. Based on our Reasonable Country of Origin Inquiry on the source of our conflict minerals for the year ended December 31, 2018, we had reason to believe that certain of such conflict minerals likely originated in covered countries. If we are unable to conclude in the future that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on our business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws and our stock incentive plans contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	providing for a classified board of directors with staggered, three-year terms;

●	not providing for cumulative voting in the election of directors;

●	authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock;

●	prohibiting stockholder action by written consent;

●	limiting the persons who may call special meetings of stockholders;

●	requiring advance notification of stockholder nominations and proposals; and

●	change of control provisions in our stock incentive plans, and the individual stock option agreements, which provide that a change of control may accelerate the vesting of the stock options and equity awards issued under such plans.

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

10.1*

Translation of Approval Notice between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2019).

10.2*

Translation of Comprehensive Credit Facilities Master Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2019).

10.3*

Translation of Credit Terms / Financial Transaction Terms Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2019).

10.4*

Translation of Promissory Note between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2019).

10.5*

Translation of the Credit Granting Agreement, between Global Technology, Inc. and China Merchants Bank Co., Ltd., dated April 19, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2019).

10.6*

Translation of the Working Capital Loan Contract, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated April 30, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.7*

Translation of the Working Capital Loan Contract (RMB 30,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 7, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2019).

10.8*

Translation of the Working Capital Loan Contract (USD 2,000,000),between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 8, 2019 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2019).

10.9*

Translation of the Financing Credit Line Agreement, dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2019).

10.10*

Translation of the Maximum Mortgage Contract (Security Agreement), dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2019).

10.11**

Translation of the Approval Notice of Credit Line, dated July 8, 2019, between Prime World International Holdings Ltd. and Taishin International Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019).

10.12**

Translation of the General Agreement for Financial Transaction, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019).

10.13**

Translation of the Credit Facility Agreement, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019).

10.14**

Translation of the Promissory Note, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 8, 2019	By:	/s/ Stefan J. Murry
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)