Form 10-Q
period 2019-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2019-11-07
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 4, 2019 there were 20,111,843 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$69,994	$55,646
Restricted cash	2,382	2,358
Accounts receivable - trade, net of allowance of $30 and $32, respectively	29,709	30,534
Inventories	82,118	93,256
Prepaid income tax	759	1,188
Prepaid expenses and other current assets	5,685	11,293
Total current assets	190,647	194,275
Property, plant and equipment, net	245,535	234,211
Land use rights, net	5,551	5,814
Operating right of use asset	7,738	—
Intangible assets, net	4,072	3,977
Deferred income tax assets	29,362	21,714
Other assets, net	973	6,849
TOTAL ASSETS	$483,878	$466,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$15,803	$23,589
Accounts payable	28,074	29,910
Bank acceptance payable	4,080	4,628
Current lease liability	924	—
Accrued liabilities	15,542	19,291
Total current liabilities	64,423	77,418
Notes payable and long-term debt, less current portion	32,373	60,328
Convertible senior notes	76,835	—
Non-current lease liability	7,962	—
TOTAL LIABILITIES	181,593	137,746
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 20,061 and 19,810 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	20	20
Additional paid-in capital	300,725	292,480
Accumulated other comprehensive income	(3,832)	602
Retained earnings	5,372	35,992
TOTAL STOCKHOLDERS' EQUITY	302,285	329,094
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$483,878	$466,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue, net	$46,084	$56,386	$142,214	$209,447
Cost of goods sold	34,108	38,849	107,349	132,211
Gross profit	11,976	17,537	34,865	77,236
Operating expenses
Research and development	10,466	14,180	32,802	38,561
Sales and marketing	2,518	2,370	7,444	7,221
General and administrative	9,988	10,591	31,312	29,945
Total operating expenses	22,972	27,141	71,558	75,727
Income (loss) from operations	(10,996)	(9,604)	(36,693)	1,509
Other income (expense)
Interest income	347	86	729	223
Interest expense	(1,517)	(274)	(4,003)	(624)
Other income, net	1,446	766	1,742	1,320
Total other income (expense), net	276	578	(1,532)	919
Income (loss) before income taxes	(10,720)	(9,026)	(38,225)	2,428
Income tax benefit	1,940	5,294	7,605	3,994
Net income (loss)	$(8,780)	$(3,732)	$(30,620)	$6,422
Net income (loss) per share
Basic	$(0.44)	$(0.19)	$(1.54)	$0.33
Diluted	$(0.44)	$(0.19)	$(1.54)	$0.32

Weighted average shares used to compute net income (loss) per share:
Basic	20,022,520	19,707,036	19,939,605	19,597,181
Diluted	20,022,520	19,707,036	19,939,605	20,038,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(8,780)	$(3,732)	$(30,620)	$6,422
Loss on foreign currency translation adjustment	(3,453)	(4,798)	(4,434)	(8,908)
Comprehensive loss	$(12,233)	$(8,530)	$(35,054)	$(2,486)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months ended September 30, 2019 and 2018

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
July 1, 2019	—	$—	19,951	$20	$297,922	$(379)	$14,152	$311,715
Stock options exercised, net of shares withheld for employee tax	—	—	1	—	1	—	—	1
Issuance of restricted stock, net of shares withheld for employee tax	—	—	109	—	(176)	—	—	(176)
Share-based compensation	—	—	—	—	2,978	—	—	2,978
Foreign currency translation adjustment	—	—	—	—	—	(3,453)	—	(3,453)
Net income (loss)	—	—	—	—	—	—	(8,780)	(8,780)
September 30, 2019	—	$—	20,061	$20	$300,725	$(3,832)	$5,372	$302,285

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
July 1, 2018	—	$—	19,634	$20	$288,686	$5,633	$48,292	$342,631
Stock options exercised, net of shares withheld for employee tax	—	—	43	—	(845)	—	—	(845)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	81	—	(665)	—	—	(665)
Share-based compensation	—	—	—	—	2,894	—	—	2,894
Foreign currency translation adjustment	—	—	—	—	—	(4,798)	—	(4,798)
Net income	—	—	—	—	—	—	(3,732)	(3,732)
September 30, 2018	—	$—	19,758	$20	$290,070	$835	$44,560	$335,485

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2019	—	$—	19,810	$20	$292,480	$602	$35,992	$329,094
Stock options exercised, net of shares withheld for employee tax	—	—	1	—	8	—	—	8
Issuance of restricted stock, net of shares withheld for employee tax	—	—	250	—	(702)	—	—	(702)
Share-based compensation	—	—	—	—	8,939	—	—	8,939
Foreign currency translation adjustment	—	—	—	—	—	(4,434)	—	(4,434)
Other	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(30,620)	(30,620)
September 30, 2019	—	$—	20,061	$20	$300,725	$(3,832)	$5,372	$302,285

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2018	—	$—	19,451	$19	$285,376	$9,743	$38,138	$333,276
Stock options exercised, net of shares withheld for employee tax	—	—	121	—	(2,073)	—	—	(2,073)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	186	1	(1,595)	—	—	(1,594)
Share-based compensation	—	—	—	—	8,362	—	—	8,362
Foreign currency translation adjustment	—	—	—	—	—	(8,908)	—	(8,908)
Net income	—	—	—	—	—	—	6,422	6,422
September 30, 2018	—	$—	19,758	$20	$290,070	$835	$44,560	$335,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$(30,620)	$6,422
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market reserve adjustment to inventory	6,615	5,546
Depreciation and amortization	17,982	21,807
Amortization of debt issuance costs	673	—
Deferred income taxes, net	(7,710)	(5,734)
Loss (gain) on disposal of assets	10	(5)
Share-based compensation	8,939	8,362
Unrealized foreign exchange gain	(220)	(580)
Changes in operating assets and liabilities:
Accounts receivable, trade	825	27,822
Notes receivable	(3)	—
Prepaid income tax	426	653
Inventories	3,197	(41,288)
Other current assets	5,577	(2,013)
Operating right of use asset	738	—
Accounts payable	(1,836)	10,082
Accrued liabilities	(2,405)	(7,390)
Lease liability	(777)	1,941
Net cash provided by operating activities	1,411	25,625
Investing activities:
Purchase of short-term investments	—	(15,023)
Maturities of short-term investments	—	9,036
Purchase of property, plant and equipment	(25,982)	(52,268)
Purchase of land use rights	—	(5,591)
Proceeds from disposal of equipment	2	697
Deposits and prepaid for equipment	(520)	(7,533)
Purchase of intangible assets	(497)	(343)
Net cash used in investing activities	(26,997)	(71,025)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	13,661	35,899
Principal payments of long-term debt and notes payable	(42,272)	(1,883)
Proceeds from line of credit borrowings	59,296	113,266
Repayments of line of credit borrowings	(66,299)	(125,678)
Proceeds from bank acceptance payable	8,214	—
Repayments of bank acceptance payable	(8,682)	—
Proceeds from issuance of convertible senior notes, net of debt issuance costs	76,362	—
Exercise of stock options	8	120
Payments of tax withholding on behalf of employees related to share-based compensation	(702)	(3,788)
Net cash provided by financing activities	39,586	17,936
Effect of exchange rate changes on cash	372	1,591
Net increase (decrease) in cash, cash equivalents and restricted cash	14,372	(25,873)
Cash, cash equivalents and restricted cash at beginning of period	58,004	83,948
Cash, cash equivalents and restricted cash at end of period	$72,376	$58,075
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,933	$525
Income taxes	(329)	8,433
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	(4,626)	1,524
Net change in deposits and prepaid for equipment related to property and equipment additions	6,370	—

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and September 30, 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2019, as compared to the significant accounting policies described in its 2018 Annual Report, except as described below.

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

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended September 30,
		% of		% of
	2019	Revenue	2018	Revenue
Data Center	$34,006	73.8%	$38,954	69.1%
CATV	8,797	19.1%	14,295	25.4%
Telecom	2,868	6.2%	2,656	4.7%
FTTH	39	0.1%	221	0.4%
Other	374	0.8%	260	0.5%
Total Revenue	$46,084	100.0%	$56,386	100.0%

	Nine months ended September 30,
		% of		% of
	2019	Revenue	2018	Revenue
Data Center	$104,311	73.3%	$158,577	75.7%
CATV	30,577	21.5%	39,047	18.6%
Telecom	6,236	4.4%	10,399	5.0%
FTTH	149	0.1%	498	0.2%
Other	941	0.7%	926	0.4%
Total Revenue	$142,214	100.0%	$209,447	100.0%

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

The Components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Operating lease expense	$287	$929
Short Term lease expense	20	100
Total lease expense	$307	$1,029

Maturities of lease liabilities are as follows for the future one-year periods ending September 30, (in thousands):

2020	$1,231
2021	1,136
2022	1,077
2023	1,055
2024	1,061
2025 and thereafter	5,169
Total lease payments	$10,729
Less imputed interest	(1,843)
Present value	$8,886

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

September 30,
2019
Weighted Average Remaining Lease Term (Years)	9.46
Weighted Average Discount Rate	3.13%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

Nine months ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,002
Operating cash flows from financing lease	—
Financing cash flows from financing lease	—
Right-of-use assets obtained in exchange for new operating lease liabilities	39
Right-of-use assets obtained in exchange for new finance lease liabilities	—

Note 5. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$69,994	$55,646
Restricted cash	2,382	2,358
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$72,376	$58,004

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

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(8,780)	$(3,732)	$(30,620)	$6,422
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	20,023	19,707	19,940	19,597
Effect of dilutive options and restricted stock units	—	—	—	442
Diluted	20,023	19,707	19,940	20,039
Net income (loss) per share
Basic	$(0.44)	$(0.19)	$(1.54)	$0.33
Diluted	$(0.44)	$(0.19)	$(1.54)	$0.32

The following potentially dilutive securities were excluded from the diluted net income (loss) per share as their effect would have been antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Employee stock options	16	247	50	—
Restricted stock units	19	231	—	—
Shares for convertible senior notes	4,587	—	4,587	—
Total antidilutive shares	4,622	478	4,637	—

Note 7.   Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$22,392	$30,214
Work in process and sub-assemblies	51,089	49,192
Finished goods	8,637	13,850
Total inventories	$82,118	$93,256

The lower of cost or market adjustment expensed for inventory for the three months ended September 30, 2019 and 2018 was $1.4 million and $3.2 million, respectively. The lower of cost or market adjustment expensed for inventory for the nine months ended September 30, 2019 and 2018 was $6.6 million and $5.5 million, respectively.

Note 8.   Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2019	December 31, 2018
Land improvements	$806	$806
Building and improvements	82,543	80,960
Machinery and equipment	231,976	214,718
Furniture and fixtures	5,047	5,043
Computer equipment and software	10,041	9,709
Transportation equipment	644	658
	331,057	311,894
Less accumulated depreciation and amortization	(110,499)	(95,233)
	220,558	216,661
Construction in progress	23,876	16,449
Land	1,101	1,101
Total property, plant and equipment, net	$245,535	$234,211

For the three months ended September 30, 2019 and 2018, depreciation expense of property, plant and equipment was $5.9 million and $7.4 million, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense of property, plant and equipment was $17.6 million and $21.4 million, respectively.

Depreciation expense of $2.3 million and $3.7 million was recorded as cost of sales for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense of $7.1 million and $11.3 million was recorded as cost of sales for the nine months ended September 30, 2019 and 2018, respectively.

Note 9.   Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2019
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$7,472	$(3,403)	$4,069
Trademarks	16	(13)	3
Total intangible assets	$7,488	$(3,416)	$4,072

	December 31, 2018
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,983	$(3,008)	$3,975
Trademarks	15	(13)	2
Total intangible assets	$6,998	$(3,021)	$3,977

For the three months ended September 30, 2019 and 2018, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. For the nine months ended September 30, 2019 and 2018, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.4 million.

The remaining weighted average amortization period for intangible assets is approximately 7 years.

Note 10. Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of September 30, 2019				As of December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$69,994	$—	$—	$69,994	$55,646	$—	$—	$55,646
Restricted cash	2,382	—	—	2,382	2,358	—	—	2,358
Total assets	$72,376	$—	$—	$72,376	$58,004	$—	$—	$58,004
Liabilities:
Bank acceptance payable	—	$4,080	—	$4,080	—	$4,628	—	$4,628
Convertible senior notes	—	75,131	—	75,131	—	—	—	—
Total liabilities	$—	$79,211	$—	$79,211	$—	$4,628	$—	$4,628

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

Note 11.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2019	December 31, 2018
Revolving line of credit with a U.S. bank up to $25,000 with interest at LIBOR plus 1.5%, maturing April 2, 2021	$20,000	$23,104
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.15%, maturing April 1, 2024	—	20,067
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.3%, maturing between April 1, 2023 and December 18, 2023	—	19,164
Revolving line of credit with a Taiwan bank up to $3,222 with 2.2% interest, maturing July 31, 2020	3,222	3,256
Revolving line of credit with a Taiwan bank up to $7,000 with interest ranging from 1.5% to 3.5%, matured July 26, 2019	—	3,550
Notes payable to a finance company due in monthly installments with 3.4% interest, maturing November 30, 2021	4,653	6,331
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	5,012	—
Revolving line of credit with a Taiwan bank up to $2,576 with interest of 1.7%, maturing December 11, 2019	644	—
Revolving line of credit with a China bank up to $19,158 with interest ranging from 4.1% to 4.6%	—	8,652
Revolving line of credit with a China bank up to $25,449 with interest of 4.57%, maturing May 24, 2024	7,641	—
Credit facility with a China bank up to $7,069 with interest of 5.7%, maturing June 20, 2022	7,069	—
Sub-total	48,241	84,124
Less debt issuance costs, net	(65)	(207)
Grand total	48,176	83,917
Less current portion	(15,803)	(23,589)
Non-current portion	$32,373	$60,328

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$4,080	$4,628

The current portion of long-term debt is the amount payable within one year of the balance sheet date of September 30, 2019.

Maturities of long-term debt are as follows for the future one-year periods ending September 30, (in thousands):

2020	$15,803
2021	24,230
2022	8,143
2023	—
2024	—
2025 and thereafter	—
Total outstanding	$48,176

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

On September 30, 2019, the Company executed a Fourth Amendment (the “Fourth Amendment”) to Loan Agreement with BB&T. Under the terms of the Fourth Amendment (i) the maximum commitment under the line of credit was reduced from $25,000,000 to $20,000,000; (ii) the maturity date of the line of credit was extended from September 28, 2020 to April 2, 2021; (iii) pricing of the unused line fee was adjusted to 0.30% per annum; and (iv) the Covenant Threshold Amount test created in the Third Amendment was removed and replaced with the requirement that if, at any time during any reporting period and pursuant to the most recent loan base report received by BB&T, the principal balance outstanding under the line of credit exceeds the lesser of the approved maximum amount of the line of credit commitment amount or the collateral loan value reduced by the reserves, the Company shall immediately prepay the line of credit to the extent necessary to eliminate such excess. Such reserves shall, at any time that the fixed charge coverage ratio for the loan is less than 1.5 to 1.0, tested for the period of twelve months ended on the applicable covenant measurement date, equal to an amount equal to seventy-five percent (75%) of the lesser of the line of credit commitment amount or collateral loan value reduced by the sum of (i) the principal balance outstanding under the line of credit, (ii) the letter of credit exposure reserve, and (iii) the availability reserve as determined by BB&T from the most recent loan base report and otherwise in the sole discretion of BB&T after consideration of collections.

As of September 30, 2019, the Company was in compliance with all covenants under the Loan Agreement. As of September 30, 2019, $20.0 million was outstanding under the Line of Credit.

On June 19, 2018, Prime World entered into a one year revolving credit facility totaling 300 million New Taiwan dollars, or approximately $9.7 million, (the “Taiwan Credit Facility”) with Taishin International Bank in Taiwan (“Taishin”). Borrowing under the Taiwan Credit Facility would have been used for short-term working capital. Prime World could have drawn upon the Taiwan Credit Facility from June 19, 2018 until July 31, 2019. The term of each draw would have been either 90 or 120 days. Borrowings under the Taiwan Credit Facility bore interest at a rate of 2.00% for 90 day draws and 1.95% for 120 day draws. At the end of the draw term, Prime World would have been required to make payments for all principal and accrued interest. The agreements for the Taiwan Credit Facility contained representations and warranties and events of default applicable to Prime World that are customary for agreements of this type. As of September 30, 2019, the Taiwan Credit Facility has been fully repaid and the agreement has terminated.

On July 23, 2019, Prime World entered into a one-year revolving credit facility totaling 100,000,000 NTD, or approximately $3.3 million, (the “NT$100M Credit Line”) and 1,000,000 USD (the “US$1M Credit Line”) with Taishin. Borrowing under the NT$100M Credit Line will be used for short-term working capital; the borrowing under the US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The NT$100M Credit Line and US$1M Credit Line are collectively referred to as the “Credit Facility”. Prime World may draw upon the Credit Facility from July 23, 2019 through July 31, 2020. The term of each draw shall be either 90 or 120 days. Borrowings under the NT$100M Credit Line will bear interest at a rate of 2.25% for 90 day draws and 2.2% for 120 day draws; borrowings under the US$1M Credit Line will bear interest equal to the Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Credit Facility will be secured by a promissory note executed between Prime World and Taishin. The agreements for the Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of September 30, 2019, $3.2 million was outstanding under the Credit Facility.

On October 3, 2018, Prime World entered into a revolving credit facility for up to $7 million, (the “Revolving Credit Facility”) with the Development Bank of Singapore (Taiwan) Ltd. (“DBS”). Borrowing under the Revolving Credit Facility will be used for short-term working capital. Prime World may draw upon the Revolving Credit Facility from October 3, 2018 until July 26, 2019. The term of each draw shall be either 60 or 90 days depending on the purpose of the draw. Borrowings under the Revolving Credit Facility bear interest at a rate equal to DBS’s cost of funds rate plus 1.25% for draws in U.S. Dollars and 1.35% plus the Bank’s cost of funds rate for draws in New Taiwan Dollars. DBS’s cost of fund’s rate is adjusted daily. Prime World is required to make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. Prime World’s obligations under the Revolving Credit Facility is secured by promissory notes executed between Prime World and DBS at the time of each draw. The agreements for the Revolving Credit Facility contain representations and warranties and events of default applicable to the Prime World that are customary for agreements of this type. As of September 30, 2019, the Revolving Credit Facility has been fully repaid and the agreement has terminated.

On November 29, 2018, Prime World entered into a Purchase and Sale Contract (the “Sale Contract”) and an Equipment Finance Agreement with Chailease Finance Co., Ltd. (“Chailease”) in connection with certain equipment. Pursuant to the Sale Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,340,468, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Equipment Finance Agreement. Prime World is obligated to pay an initial payment of NT$67,340,468, or approximately $2.2 million, thereafter the monthly payments range from NT$5,571,229, or $0.2 million, to NT$6,139,188, or approximately $0.2 million. Based on the monthly payments made under the Equipment Finance Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease in the amount of NT$210,601,605, or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Equipment Finance Agreement. As of September 30, 2019, $4.7 million was outstanding under the Equipment Finance Agreement.

On January 21, 2019, Prime World entered into a Second Purchase and Sale Contract (the “Second Sales Contract”), Promissory Note, and a second Equipment Finance Agreement with Chailease in connection with certain equipment. Pursuant to the Second Sales Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,333,186, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Second Equipment Finance Agreement. Prime World is obligated to pay an initial monthly payment of NT$67,333,186, or approximately $2.2 million, thereafter the monthly payments range from NT$5,570,167, or approximately $0.2 million to NT$6,082,131, or approximately $0.2 million. Based on the monthly payments made under the Second Equipment Finance Agreement, the annual interest rate is calculated to be 3.1%. Upon an event of default under the Second Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease at the amount of NT$209,555,736 or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Second Equipment Finance Agreement. As of September 30, 2019, $5.0 million was outstanding under the Second Equipment Finance Agreement.

On December 11, 2018, Prime World entered into a one-year credit facility totaling New Taiwan Dollars 150 million, or approximately $4.9 million, (the “Credit Facility”) with CTBC Bank Co., Ltd. (“CTBC”). Borrowing under the Credit Facility will be used for short-term working capital. Prime World may draw upon the Credit Facility from December 11, 2018 until October 31, 2019. The term of each draw shall be up to 120 days. Under the Credit Facility borrowing in New Taiwan Dollars will bear interest at a rate equal to CTBC’s Enterprise Swap Index Rate plus 1.2%; for all foreign currency borrowing interest bear at a rate equal to CTBC’s Cost of Fund lending rate plus 1.2%. As of the execution of the Credit Facility, CTBC’s Enterprise Swap Index Rate and Cost of Funds lending rate is 0.69% and 3.40% respectively. At the end of the draw term, Prime World is required to make payments for all principal and accrued interest. The Credit Facility contains representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of September 30, 2019, there was no outstanding balance under the Credit Facility.

On April 11, 2019, Prime World entered into a one-year credit facility totaling NT$80 million, or approximately $2.6 million, (the “Far Eastern Credit Facility”) with Far Eastern International Bank Co., Ltd. (“Far Eastern”). Prime World may draw upon the Far Eastern Credit Facility from April 11, 2019 until April 11, 2020. The term of each draw shall be up to 180 days. Under the Far Eastern Credit Facility borrowing in New Taiwan Dollars will bear interest at a rate equal to Far Eastern’s published one-year fixed term time deposits rate, plus 0.655%; for all foreign currency borrowing, interest shall be the TAIFX3 rate for the length of time equal to the term of the loan or the next longer tenor for which rates are quoted, plus 0.7%. As of the execution of the Far Eastern Credit Facility, Far Eastern’s published one-year fixed term time deposits rate and TAIFX3 rate are 1.045 % and 2.75%, respectively. Prime World’s obligations under the Far Eastern Credit Facility will be secured by a promissory note executed between Prime World and Far Eastern. As of September 30, 2019, $0.6 million was outstanding under the Far Eastern Credit Facility.

On September 21, 2018, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 129,000,000 Chinese Renminbi, or RMB, or approximately $18.6 million, (the “Credit Line”) and a Security Agreement with China Construction Bank Co., Ltd., in Ningbo, China (“CCB”). Borrowing under the Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the Credit Line between September 21, 2018 and September 17, 2023; however, the amount of available credit under the Credit Line may be reduced by CCB without notice to Global and may be decreased subject to changes of Chinese government regulations. Each draw bears interest equal to CCB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the Credit Line is secured by real property owned by Global in China and mortgaged to CCB under the terms of the Security Agreement. On May 10, 2019, Global repaid the Credit Line without penalty and terminated the agreement. On September 26, 2019, $0.5 million of outstanding bank acceptance notes issued to vendors was fully repaid.

On April 19, 2019, the Company’s China subsidiary, Global, entered into a twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million, (the “China Merchants Credit Line”), with China Merchants Bank Co., Ltd., in Ningbo, China (“China Merchants”). The China Merchants Credit Line will be used by Global for general corporate purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the China Merchants Credit Line from April 19, 2019 until April 18, 2020 (the “Credit Period”). During the Credit Period, Global may request to draw upon the China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the China Merchants Credit Line and the approval of each draw may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the China Merchants Credit Line are unsecured. As of September 30, 2019, there was no outstanding balance under the China Merchants Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $1.0 million.

On April 30, 2019, the Company’s China subsidiary, Global, entered into a one-year credit facility totaling 9,900,000 RMB, or approximately $1.5 million, (the “SPD ¥9.9M Credit Facility”), with SPD. Borrowing under the SPD ¥9.9M Credit Facility will be used for short-term working capital. Global may draw upon the SPD ¥9.9M Credit Facility from April 30, 2019 until May 9, 2019. Borrowing under the SPD ¥9.9M Credit Facility will mature on April 30, 2020 and will bear interest equal to SPD’s published twelve (12) month prime loan rate in effect on the date of the draw, plus 0.2475%. Under the SPD ¥9.9M Credit Facility, Global will make monthly payments of accrued interest and the principal shall be repaid upon maturity. Global’s obligations under the SPD ¥9.9M Credit Facility are unsecured. The SPD ¥9.9M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

On May 7, 2019, the Company’s China subsidiary, Global, entered into a one-year credit facility totaling 30,000,000 RMB, or approximately $4.5 million, (the “SPD ¥30M Credit Facility”), with SPD. Borrowing under the SPD ¥30M Credit Facility will be used to repay Global’s outstanding loans with China Construction Bank. Borrowing under the SPD ¥30M Credit Facility will mature on May 7, 2020 and will bear interest equal to the Bank’s published twelve (12) month prime loan rate in effect on the date of the draw, plus 0.2475%. As of the execution of the Credit Facility agreement, the Bank’s published 12 months prime loan rate is 4.32%. Under the SPD ¥30M Credit Facility, Global will make monthly payments of accrued interest; principal shall be repaid upon maturity. Global’s obligations under the SPD ¥30M Credit Facility are unsecured. The SPD ¥30M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

On May 8, 2019, the Company’s China subsidiary, Global, entered into a six-month credit facility totaling 2,000,000 USD (the “$2M Credit Facility”) with SPD. Borrowing under the $2M Credit Facility will be used to repay Global’s outstanding loans with CCB and for general corporate purposes. Borrowing under the $2M Credit Facility will mature on November 7, 2019 and will bear interest equal to SPD’s published six (6) month LIBOR in effect on the date of the draw, plus 1.48%. As of the execution of the $2M Credit Facility agreement, the SPD published 6 months LIBOR rate was 2.59438%. Under the $2M Credit Facility, Global will make quarterly payments of accrued interest; principal shall be repaid upon maturity. Global’s obligations under the $2M Credit Facility are unsecured. The $2M Credit Facility also contains rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. The $2M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with SPD. Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. The agreements for the SPD Credit Line and the Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of September 30, 2019, $7.6 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $1.8 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 4, 2021 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. The agreements for the ¥100M Credit Facility and the Real Estate Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of September 30, 2019, there was no outstanding balance under the ¥100M Credit Facility.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. The agreements for the ¥50M Credit Facility and the Machinery and Equipment Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of September 30, 2019, $7.1 million was outstanding under the ¥50M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $1.3 million.

As of September 30, 2019 and December 31, 2018, the Company had $57.3 million and $69.4 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 2.0% and 2.5% at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, there was $1.3 million and $1.4 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	September 30,	December 31,
	2019	2018
Principal	$80,500	$—
Unamortized debt issuance costs	(3,665)	—
Net carrying amount	$76,835	$—

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Contractual interest expense	984	—	2,270	—
Amortization of debt issuance costs	207	—	473	—
Total interest cost	$1,191	$—	$2,743	$—
Effective interest rate	5.1%	0%	5.1%	0%

Note 13.   Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll	$9,177	$10,772
Accrued rent	—	1,200
Accrued employee benefits	2,312	2,862
Accrued state and local taxes	971	1,088
Accrued interest	197	163
Advance payments	279	426
Accrued product warranty	799	995
Accrued commission expenses	434	398
Accrued professional fees	336	315
Accrued capital expenditures	458	371
Accrued other	579	701
Total accrued liabilities	$15,542	$19,291

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Foreign exchange transaction gain	322	549	305	798
Government subsidy income	1,138	202	1,360	471
Other non-operating (loss) gain	(14)	15	87	46
Gain (loss) on disposal of assets	—	—	(10)	5
Total other income, net	$1,446	$766	$1,742	$1,320

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 1998 Share Incentive Plan
●	the 2000 Share Incentive Plan
●	the 2004 Share Incentive Plan
●	the 2006 Share Incentive Plan

●	the 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2019	287	$10.19		$5.31		$1,503
Exercised	(1)	6.60	$12.91	3.95		8
Forfeited	(1)	11.35		5.50		1
Outstanding, September 30, 2019	285	$10.20		$5.31	3.87	431
Exercisable, September 30, 2019	285	$10.20			3.87	431
Vested and expected to vest	285	$10.20			3.87	$431

As of September 30, 2019, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2019	826		$32.07	$12,744
Granted	431		13.42	5,787
Released	(345)	$12.68	26.69	4,378
Cancelled/Forfeited	(37)		26.64	415
Outstanding, September 30, 2019	875		25.22	9,819
Vested and expected to vest	875		$25.22	$9,819

As of September 30, 2019, there was $19.9 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.1 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Share-based compensation - by expense type
Cost of goods sold	$196	$205	$584	$593
Research and development	647	624	1,943	1,876
Sales and marketing	275	181	824	669
General and administrative	1,860	1,884	5,588	5,224
Total share-based compensation expense	$2,978	$2,894	$8,939	$8,362

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Share-based compensation - by award type
Employee stock options	$—	$12	$—	$12
Restricted stock units	2,978	2,882	8,939	8,350
Total share-based compensation expense	$2,978	$2,894	$8,939	$8,362

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

The Company’s effective tax rate for the three months ended September 30, 2019 and 2018 was 17.6% and 58.7%, respectively. For the three months ended September 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development. For the three months ended September 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development and recognition of the U.S. global intangible low-taxed income ("GILTI").

The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was 19.9% and (164.5%) respectively. For the nine months ended September 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development. For the nine months ended September 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development, recognition of the U.S. GILTI and an overall net tax benefit from certain tax reform measurement-period adjustments.

As of September 30, 2019, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $26 million. Because $26 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cut of Jobs Act of 2017 (the “Tax Act”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
United States	$2,898	$2,927	$6,547	$10,258
Taiwan	28,390	29,883	74,519	92,056
China	14,796	23,576	61,148	107,133
	$46,084	$56,386	$142,214	$209,447

	As of the period ended
	September 30,	December 31,
	2019	2018
Long-lived assets:
United States	$94,420	$88,815
Taiwan	65,008	65,451
China	95,730	89,736
	$255,158	$244,002

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  The Company disputes the allegations, and intends to continue to vigorously defend against these claims.  On May 15, 2019, Lead Plaintiff filed a motion for leave to amend the consolidated class action complaint for the purpose of adding named Plaintiffs Richard Hamilton, Kenneth X. Luthy, Roy H. Cetlin, and John Kugel (together with Lead Plaintiff Lawrence Rougier, “Plaintiffs”) to the case. The court granted the motion on May 16, 2019. The substantive allegations in the Plaintiffs’ operative second amended consolidated class action complaint remain unchanged. On May 28, 2019, Plaintiffs filed a motion seeking to certify the case as a class action pursuant to Federal Rule of Civil Procedure 23 and seeking appointment of Plaintiffs as class representatives and Levi & Korsinsky as class counsel. On July 12, 2019, the Company filed a response in opposition to the motion for class certification, and on August 26, 2019, Plaintiffs filed their Reply Brief. The Court has not yet ruled on the pending motion for class certification. The case is currently in the discovery phase, and fact discovery is scheduled to be completed by June 1, 2020.  At this stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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

On October 1, 2018, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-03544. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on September 28, 2018 that it was revising its third quarter revenue guidance due to “an issue with a small percentage of 25G lasers within a specific customer environment.” This case was consolidated with two identical cases styled Davin Pokoik v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, Case No. 4:18-cv-3722 and Stephen McGrath v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry.  Mark Naglich was appointed as Lead Plaintiff on the consolidated matter on January 4, 2019.  Lead Plaintiff filed an amended consolidated complaint on March 5, 2019, and the Company filed a motion to dismiss the amended consolidated complaint on May 6, 2019. On July 5, 2019, Plaintiff filed a response in opposition to the motion to dismiss, and the Company filed its reply brief in further support of the motion on August 5, 2019. The motion to dismiss is now fully briefed and is pending before the court. The Company disputes the allegations and intends to vigorously contest the matter.

Books and Records Request

On April 10, 2019, stockholder David Bono filed a complaint in the Delaware Court of Chancery against the Company seeking to inspect certain corporate books and records pursuant to Section 220 of the Delaware General Corporation Law.  The lawsuit is styled David Bono v. Applied Optoelectronics, Inc., Case No. 2019-0275 (Del. Ch. 2019).  The complaint does not seek damages but seeks the plaintiff’s costs and expenses, including attorneys’ fees, as well as the requested books and records.  On July 5, 2019, by agreement of the parties, the Vice Chancellor issued an order staying the case to allow the parties to seek resolution of the dispute outside of litigation. Currently, the case remains stayed pursuant to this order.

Note 19.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

On October 24, 2019, the Company filed a new universal shelf Registration Statement on Form S-3 with the SEC. Once the new S-3 filed on October 24, 2019 is declared effective by the SEC, it will replace its Form S-3 Registration Statement which was filed with the SEC on October 17, 2016 and declared effective on November 1, 2016. Pursuant to the new S-3 registration statement, the Company will have the ability to sell certain securities of the Company in one or more public offerings up to an aggregate public offering price of $250 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2019		2018		2019		2018
Revenue, net	$46,084	100.0%	$56,386	100.0%	$142,214	100.0%	$209,447	100.0%
Cost of goods sold	34,108	74.0%	38,849	68.9%	107,349	75.5%	132,211	63.1%
Gross profit	11,976	26.0%	17,537	31.1%	34,865	24.5%	77,236	36.9%
Operating expenses
Research and development	10,466	22.7%	14,180	25.1%	32,802	23.1%	38,561	18.4%
Sales and marketing	2,518	5.5%	2,370	4.2%	7,444	5.2%	7,221	3.4%
General and administrative	9,988	21.7%	10,591	18.8%	31,312	22.0%	29,945	14.3%
Total operating expenses	22,972	49.8%	27,141	48.1%	71,558	50.3%	75,727	36.2%
Income (loss) from operations	(10,996)	(23.9)%	(9,604)	(17.0)%	(36,693)	(25.8)%	1,509	0.7%
Other income (expense)
Interest income	347	0.8%	86	0.2%	729	0.5%	223	0.1%
Interest expense	(1,517)	(3.3)%	(274)	(0.5)%	(4,003)	(2.8)%	(624)	(0.3)%
Other income, net	1,446	3.1%	766	1.4%	1,742	1.2%	1,320	0.6%
Total other income (expense), net	276	0.6%	578	1.0%	(1,532)	(1.1)%	919	0.4%
Income (loss) before income taxes	(10,720)	(23.3)%	(9,026)	(16.0)%	(38,225)	(26.9)%	2,428	1.2%
Income tax benefit	1,940	4.2%	5,294	9.4%	7,605	5.3%	3,994	1.9%
Net income (loss)	$(8,780)	(19.1)%	$(3,732)	(6.6)%	$(30,620)	(21.5)%	$6,422	3.1%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three months ended September 30,				Change
		% of		% of
	2019	Revenue	2018	Revenue	Amount	%
Data Center	$34,006	73.8%	$38,954	69.1%	$(4,948)	(12.7)%
CATV	8,797	19.1%	14,295	25.4%	(5,498)	(38.5)%
Telecom	2,868	6.2%	2,656	4.7%	212	8.0%
FTTH	39	0.1%	221	0.4%	(182)	(82.4)%
Other	374	0.8%	260	0.5%	114	43.8%
Total Revenue	$46,084	100.0%	$56,386	100.0%	$(10,302)	(18.3)%

	Nine months ended September 30,				Change
		% of		% of
	2019	Revenue	2018	Revenue	Amount	%
Data Center	$104,311	73.3%	$158,577	75.7%	$(54,266)	(34.2)%
CATV	30,577	21.5%	39,047	18.6%	(8,470)	(21.7)%
Telecom	6,236	4.4%	10,399	5.0%	(4,163)	(40.0)%
FTTH	149	0.1%	498	0.2%	(349)	(70.1)%
Other	941	0.7%	926	0.4%	15	1.6%
Total Revenue	$142,214	100.0%	$209,447	100.0%	$(67,233)	(32.1)%

The decrease in revenue during the three and nine months ended September 30, 2019 was driven primarily by decreased shipments of certain of our 100 Gbps transceivers products to one of our customers during the quarter. We are not always informed by our customers of the exact reasons for changes in their forecasts and the subsequent orders; however, we believe that the recent reduction in orders by this customer is due to excess inventory previously purchased by this customer. We continue to have active engagement with this customer and are evaluating the extent to which excess inventory may impact our future deliveries to this customer. Also contributing to the decline was a decrease in sales of our CATV products, which was driven by reduced demand by CATV MSOs for new networking equipment. Revenues from customers during the three and nine months ended September 30, 2019 that were not customers during the same period in the prior year partially offset the decline in revenue from our 100 Gbps products.

For the three months ended September 30, 2019 and 2018, our top ten customers represented 88.3% and 92.9% of our revenue, respectively. For the nine months ended September 30, 2019 and 2018, our top ten customers represented 89.0% and 94.0% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Three months ended September 30,
	2019		2018		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$34,108	74.0%	$38,849	68.9%	$(4,741)	(12.2)%
Gross margin	11,976	26.0%	17,537	31.1%

	Nine months ended September 30,
	2019		2018		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$107,349	75.5%	$132,211	63.1%	$(24,862)	(18.8)%
Gross margin	34,865	24.5%	77,236	36.9%

Cost of goods sold decreased by $4.7 million, or 12.2%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a 18.3% decrease in sales over the prior year. Cost of goods sold decreased by $24.9 million, or 18.8%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a 32.1% decrease in sales over the prior year. Gross margin decreased year over year due to additional production costs for our 100 Gbps datacenter products related to the implementation of enhanced quality control testing procedures. Also contributing to the decline in gross margin was a reduction in the selling price of certain of our products, including our 100 Gbps transceiver products. This price decline was in line with our expectations, however, we were unable to reduce the production costs of these products to the extent earlier projected due to the aforementioned additional testing costs combined with relatively lower production volume of these products, which caused fixed costs to be absorbed by a smaller number of units sold.

The U.S. government has recently made statements and amended its trade policies, resulting in tariffs that affect imported products manufactured in China, including by our Chinese subsidiary or suppliers. In addition, the Chinese government has imposed  reciprocal tariffs that affect products manufactured by our U.S. operations. The additional tariffs have increased our cost of goods sold, however we believe that the negative impact of these tariffs has not been material to our financial results. Although we cannot predict the impact of any future tariffs, we intend to continue to adjust our manufacturing processes, supplier lists, and manufacturing locations in order to minimize the impact of any tariffs on both AOI and our customers.

Operating expenses

	Three months ended September 30,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$10,466	22.7%	$14,180	25.1%	$(3,714)	(26.2)%
Sales and marketing	2,518	5.5%	2,370	4.2%	148	6.2%
General and administrative	9,988	21.7%	10,591	18.8%	(603)	(5.7)%
Total operating expenses	$22,972	49.8%	$27,141	48.1%	$(4,169)	(15.4)%

	Nine months ended September 30,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$32,802	23.1%	$38,561	18.4%	$(5,759)	(14.9)%
Sales and marketing	7,444	5.2%	7,221	3.4%	223	3.1%
General and administrative	31,312	22.0%	29,945	14.3%	1,367	4.6%
Total operating expenses	$71,558	50.3%	$75,727	36.2%	$(4,169)	(5.5)%

Research and development expense

Research and development expense decreased by $3.7 million, or 26.2%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Research and development expense decreased by $5.8 million, or 14.9%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. Research and development costs decreased for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 due mainly to decreases in costs from R&D work orders, depreciation expense related to R&D equipment, materials and supplies used in R&D activities and personnel related costs.

Sales and marketing expense

Sales and marketing expense increased slightly for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Sales and marketing expense increased slightly for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The changes were not material and are similar to expected rates of fluctuation in these expenses.

General and administrative expense

General and administrative expense decreased by $0.6 million, or 5.7%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease was primarily due to a decrease in personnel related costs offset by an increase in depreciation expenses. In addition, legal expenses related to the first of our shareholder class action lawsuits have exceeded the retention in our insurance contract.

General and administrative expense increased by $1.4 million, or 4.6%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to increases in share-based compensation expenses, professional service fees, including legal expenses, and depreciation expenses. These increases were partially offset by a decrease in personnel related costs.

Other income (expense), net

	Three months ended September 30,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$347	0.8%	$86	0.2%	$261	303.5%
Interest expense	(1,517)	(3.3)%	(274)	(0.5)%	(1,243)	453.6%
Other income, net	1,446	3.1%	766	1.4%	680	88.8%
Total other income, net	$276	0.6%	$578	1.0%	$(302)	(52.2)%

	Nine months ended September 30,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$729	0.5%	$223	0.1%	$506	226.9%
Interest expense	(4,003)	(2.8)%	(624)	(0.3)%	(3,379)	541.5%
Other income, net	1,742	1.2%	1,320	0.6%	422	32.0%
Total other income (expense), net	$(1,532)	(1.1)%	$919	0.4%	$(2,451)	(266.7)%

Interest income increased 303.5% and 226.9% for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, due to higher interest rates and larger cash balances.

Interest expense increased 453.6% and 541.5% for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. This increase was due to higher debt balances, including convertible senior notes and higher interest rates in the current period.

Other income, net for the three months ended September 30, 2019 was income of $1.4 million, a $0.7 million increase compared to the three months ended September 30, 2018. Other income, net for the nine months ended September 30, 2019 was income of $1.7 million, a $0.4 million increase compared to the nine months ended September 30, 2018. These increases were primarily due to the receipt of government subsidies of $1.1 million in the three months ended September 30, 2019 associated with our investments in new product development and for qualifying as a high-tech enterprise in China. While Government subsidies increased by $0.9 million during the three months ended September 30, 2019 as compared to the same period in 2018, the increase was partially offset by the decrease in foreign currency transaction gains.

Benefit for income taxes

	Three months ended September 30,
	2019	2018	Change
	(in thousands, except percentages)
Benefit for income taxes	$1,940	$5,294	(3,354)	(63.4)%

	Nine months ended September 30,
	2019	2018	Change
	(in thousands, except percentages)
Benefit for income taxes	$7,605	$3,994	3,611	(90.4)%

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

Our effective tax rate for the three months ended September 30, 2019 and 2018 was 17.6% and 58.7%, respectively. For the three months ended September 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development. For the three months ended September 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development and recognition of the U.S. global intangible low-taxed income ("GILTI").

Our effective tax rate for the nine months ended September 30, 2019 and 2018 was 19.9% and (164.5%) respectively. For the nine months ended September 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development. For the nine months ended September 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development, recognition of the U.S. GILTI and an overall net tax benefit from certain tax reform measurement-period adjustments.

As of September 30, 2019, we had accumulated undistributed earnings generated by our foreign subsidiaries of approximately $26 million. Because $26 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cut of Jobs Act of 2017 (the “Tax Act”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Liquidity and Capital Resources

As of September 30, 2019, we had $57.3 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2019, our cash, cash equivalents and restricted cash totaled $72.4 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 17, 2016, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. Between November 22, 2016 and March 2, 2017, the Company sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions. No shares of common stock were sold pursuant to this Registration Statement on Form S-3 in the three months ended September 30, 2019. On October 24, 2019, we filed a new universal shelf Registration Statement on Form S-3 with the SEC. Once the new S-3 filed on October 24, 2019 is declared effective by the SEC, it will replace our Form S-3 Registration Statement which was filed with the SEC on October 17, 2016 and declared effective on November 1, 2016. Pursuant to our new S-3 registration statement, we will have the ability to sell certain securities of the Company in one or more public offerings up to an aggregate public offering price of $250 million. Our S-3 shelf registration statement provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$1,411	$25,625
Net cash used in investing activities	(26,997)	(71,025)
Net cash provided by financing activities	39,586	17,936
Effect of exchange rates on cash and cash equivalents	372	1,591
Net increase (decrease) in cash and cash equivalents	$14,372	$(25,873)

Operating activities

For the nine months ended September 30, 2019, net cash provided by operating activities was $1.4 million. Net cash provided by operating activities consisted of our net loss of $30.6 million, adjustments for non-cash items of $26.3 million, a decrease in inventory of $3.2 million, a decrease in other current assets of $5.6 million and a decrease in accounts receivable from our customers of $0.8 million. These increases were offset by a decrease in accrued liabilities of $2.4 million and an increase in accounts payable to our vendors of $1.8 million.

For the nine months ended September 30, 2018, net cash provided by operating activities was $25.6 million. Net cash provided by operating activities consisted of our net income of $6.2 million, adjustments for non-cash items of $29.4 million as well as an increase in accounts payable to our vendors of $10.1 million and a decrease in accounts receivable from our customers of $27.8 million. These increases were offset by an increase in inventories of $41.3 million and a decrease in accrued income tax liabilities of $7.4 million.

Investing activities

For the nine months ended September 30, 2019, net cash used in investing activities was $27.0 million, mainly from the China factory construction and the purchase of additional machinery and equipment.

For the nine months ended September 30, 2018, net cash used in investing activities was $71.0 million, consisting of the purchase of additional machinery and equipment and land use rights of $57.9 million, an increase in non-current assets of $7.5 million and net purchases of short-term investments of $6.0 million.

Financing activities

For the nine months ended September 30, 2019, our financing activities provided $39.6 million in cash. This increase in cash was due to $76.4 million of proceeds from the issuance of convertible senior notes offset by net loan repayments of $36.1 million.

For the nine months ended September 30, 2018, our financing activities provided $17.9 million in cash. This increase in cash was due to net borrowings of $21.6 million offset by $3.8 million of withholding taxes paid on behalf of employees related to their share-based compensation.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with Branch Banking and Trust (BB&T) Bank. This line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of September 30, 2019, we were in compliance with these covenants.

In Taiwan, we have revolving credit facilities with Taishin International Bank, credit facilities with CTBC Bank Co, Ltd. and Far Eastern International Bank Co., Ltd. and an equipment finance agreement with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. In China, we have revolving lines of credit with China Merchants Bank Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. and a credit facility China Zheshang Bank Co., Ltd. for our China Subsidiary, Global.

As of September 30, 2019, we had $57.3 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of September 30, 2019, approximately $22.6 million of this total cost has been incurred, with the remaining portion due as the construction progresses. Construction under this contract is expected to be completed in early 2020.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2019 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$52,666	$20,151	$25,446	$7,069	$—
Convertible senior notes(2)	94,645	4,025	8,050	82,570	—
Operating leases(3)	10,729	1,231	2,213	2,116	5,169
Total commitments	$158,040	$25,407	$35,709	$91,755	$5,169
1)	We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.
2)	We issued convertible senior notes due 2024. The amount present in the table represents the principal portion and estimated interest expense for the obligations.
3)	We have entered into various non-cancellable operating lease agreements for our offices in Taiwan and the U.S.

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

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2019, we did not, and we do not currently, have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  We dispute the allegations, and we intend to continue to vigorously defend against these claims.  On May 15, 2019, Lead Plaintiff filed a motion for leave to amend the consolidated class action complaint for the purpose of adding named Plaintiffs Richard Hamilton, Kenneth X. Luthy, Roy H. Cetlin, and John Kugel (together with Lead Plaintiff Lawrence Rougier, “Plaintiffs”) to the case. The court granted the motion on May 16, 2019. The substantive allegations in the Plaintiffs’ operative second amended consolidated class action complaint remain unchanged. On May 28, 2019, Plaintiffs filed a motion seeking to certify the case as a class action pursuant to Federal Rule of Civil Procedure 23 and seeking appointment of Plaintiffs as class representatives and Levi & Korsinsky as class counsel. On July 12, 2019, we filed a response in opposition to the motion for class certification, and on August 26, 2019, Plaintiffs filed their reply brief. The Court has not yet ruled on the pending motion for class certification. The case is currently in the discovery phase, and fact discovery is scheduled to be completed by June 1, 2020.  At this stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter. On August 7, 2018, Plaintiff Lei Jin filed a purported derivative action on behalf of nominal defendant Applied Optoelectronics, Inc. in the U.S. District Court for the Southern District of Texas against our chief executive officer, chief financial officer and board of directors (Case No. 4:18-cv-02713).  This case was consolidated with a later filed derivative lawsuit filed by Plaintiff Yiu Kwong Ng in the U.S. District Court for the Southern District of Texas (Case No. 4:18-cv-4751). The allegations in the consolidated derivative complaints are substantially similar to those underlying the Abouzied securities class action and the Taneja securities class action discussed below. The consolidated derivative action is stayed pending a ruling on defendants’ forthcoming motion to dismiss in the Taneja securities class action.

On October 1, 2018, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-03544. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our chief executive officer, and our chief financial officer, arising out of our announcement on September 28, 2018 that we were revising our third quarter revenue guidance due to “an issue with a small percentage of 25G lasers within a specific customer environment.” This case was consolidated with two identical cases styled Davin Pokoik v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, Case No. 4:18-cv-3722 and Stephen McGrath v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry.  Mark Naglich was appointed as Lead Plaintiff on the consolidated matter on January 4, 2019.  Lead Plaintiff filed an amended consolidated complaint on March 5, 2019, and we filed a motion to dismiss the amended consolidated complaint on May 6, 2019. On July 5, 2019, Plaintiff filed a response in opposition to the motion dismiss on August 5, 2019. The motion to dismiss is now fully briefted and is pending before the court. We dispute the allegations and intend to vigorously contest the matter.

Books and Records Request

On April 10, 2019, stockholder David Bono filed a complaint in the Delaware Court of Chancery against us seeking to inspect certain corporate books and records pursuant to Section 220 of the Delaware General Corporation Law.  The lawsuit is styled David Bono v. Applied Optoelectronics, Inc., Case No. 2019-0275 (Del. Ch. 2019).  The complaint does not seek damages but seeks the plaintiff’s costs and expenses, including attorneys’ fees, as well as the requested books and records.  On July 5, 2019, by agreement of the parties, the Vice Chancellor issued an order staying the case to allow the parties to seek resolution of the dispute outside of litigation. Currently, the case remains stayed pursuant to this order.

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

We generate much of our revenue from a limited number of customers. For each year ended 2018, 2017 and 2016 and the three and nine months ended September 30, 2019, our top ten customers represented 92.9%, 94.9%, 95.5%, 88.3% and 89.0% of our revenue, respectively. In 2018, Facebook represented 38.3% of our revenue, Microsoft represented 22.1% of our revenue and Amazon represented 12.1% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

Changes in our customers’ demands may negatively affect our sales and revenue. For example, several of our largest customers have informed us that new architectures being implemented in their datacenters have reduced their demand for 100 Gbps optical transceivers compared to their prior forecasts. This has negatively impacted our revenue from these customers. If we cannot sufficiently increase revenue from new customers and our other existing customers, then our overall revenue may continue to be adversely affected.

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

Continued tension in U.S.-China trade relations may adversely impact our business and operating results.

The U.S. government has recently made statements and amended its U.S. trade policies, resulting in tariffs that affect imported products manufactured in China, by our Chinese subsidiary. In addition, the Chinese government has imposed reciprocal tariffs that affect products manufactured by our U.S. operations. The additional tariffs have increased our cost of goods sold, however we believe that the negative impact of these tariffs has not been material to our financial results. Although we cannot predict the impact of any future tariffs, we intend to continue to adjust our manufacturing processes, supplier lists, and manufacturing locations in order to minimize the impact of any tariffs on both AOI and our customers..

It is unknown whether and to what extent additional new tariffs (or other new laws or regulations) will be adopted that increase the cost of importing and/or exporting products to or from the United States, or from China to the United States. Furthermore, it is unknown what effect that any such new tariffs or retaliatory actions would have on us or our industry and customers. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use our Molecular Beam Epitaxy, or MBE, fabrication process to make our lasers, in addition to Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our MBE fabrication process relies on custom-manufactured equipment. If our MBE or MOCVD fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers. For example, shipments of certain of our 100 Gbps transceiver products to one of our customers decreased during the three months ended

September 30, 2018 due to customer concerns about failures of similar products shipped previously. Although we conducted extensive testing of our products to demonstrate that any potentially affected units could be nearly eliminated from future shipments, and we subsequently resumed shipments with the customer’s agreement, we did incur additional testing costs and costs to enhance the ongoing monitoring of product quality which adversely affected the results of our operations. It is unclear the extent to which our reputation with this customer, or other customers, may have been affected. Manufacturing problems and any such delays would negatively affect our sales and revenue and could negatively affect our competitive position and reputation. We may also experience delays in production, typically in February, during the Lunar New Year holiday when our facilities in China and Taiwan are closed.

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

As of September 30, 2019, we had approximately $129.1 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

The U.S. government has recently made statements and taken certain actions that have led and may lead to further changes to U.S. and international trade policies, including recently-imposed tariffs affecting certain products manufactured in China. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials. Four rounds of U.S. tariffs on imports from China (respectively the “U.S. Tariffs on China Imports”) went into effect on July 2018, August 2018, September 2018 and September 2019 (with additional duties to go in effect December 15, 2019). A limited number of our products that are of Chinese origin are currently subject to the U.S. Tariffs on China Imports.

It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. A significant portion of our manufacturing operations are based in Ningbo, China; therefore, there could be material adverse effects on our business, financial condition, and/or cash flow if any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take further retaliatory trade actions.

Furthermore, the implementation of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions on our business. Bilateral tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, further impacting our business.

Significant changes to existing international trade agreements could also lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners.  For example, the Chinese government could, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies, and otherwise provide government incentives or subsidies to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and thus cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

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

Trade-related government actions, by China or other countries that impose barriers or restrictions that would impact our ability to sell or ship products to customers or potential customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers' ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.

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

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. Specifically, the Bureau of Industry and Security of the U.S. Department of Commerce is responsible for regulating the export of most commercial items that are so called dual-use goods that may have both commercial and military applications. Our products are classified under Export Control Classification Numbers, or ECCNs, 5A991.b.5.a and 6A995. Export Control Classification requirements are dependent upon an item’s technical characteristics, the destination, the end-use, the end-user, and other activities of the end-user. Should the regulations applicable to our products change, or the restrictions applicable to countries to which we ship our products change, then the export of our products to such countries could be restricted. As a result, our ability to export or sell our products to certain countries could be restricted, which could adversely affect our business, financial condition and results of operations.

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

10.1*

Fourth Amendment to Loan Agreement, dated September 30, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2019).

10.2*

Note Modification Agreement, dated September 30, 2019, executed by Applied Optoelectronics, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2019).

10.3*

Addendum To Promissory Note, dated September 30, 2019, executed by Applied Optoelectronics, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2019).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: November 7, 2019	By:	/s/ Stefan J. Murry
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)