Form 10-K
period 2019-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2020-02-28
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):
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

As of June 30, 2019, the aggregate market value of the common stock held by non-affiliates of the Registrant was $160,183,854 based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 28, 2019 of $10.28 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2020, the Registrant had 20,231,435 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2019.

Applied Optoelectronics, Inc.

Forward-Looking Information

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management, including statements appearing under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,” “strategy,” “future,” “likely,” or “would” or by other similar expressions that convey uncertainty of future events or outcomes.  These forward-looking statements involve risks and uncertainties, as well as assumptions and current expectations, which could cause the Company’s actual results to differ materially from those anticipated in such forward-looking statements. These risks and uncertainties include but are not limited to: reduction in the size or quantity of customer orders; change in demand for the company’s products due to industry conditions; our ability to maintain sufficient liquidity; changes in manufacturing operations; volatility in manufacturing costs; delays in shipments of products; disruptions in the supply chain; change in the rate of design wins or the rate of customer acceptance of new products; the company’s reliance on a small number of customers for a substantial portion of its revenues; pricing pressure; a decline in demand for our customers’ products or their rate of deployment of their products; general conditions in the internet data center, cable television or CATV, telecommunications or telecom and fiber-to-the-home or FTTH; changes in the world economy (particularly in the United States and China); the negative effects of seasonality; impact of the Tax Cuts and Jobs Act of 2017, including impact on deferred tax assets ; realization of deferred tax assets; and other risks and uncertainties described more fully under the heading “Risk Factors” in this Form 10-K and those discussed in the Company’s other documents filed with or furnished to the Securities and Exchange Commission. You should not rely on forward-looking statements as predictions of future events. All forward-looking statements in this Form 10-K are based upon information available to us as of the date hereof, and qualified in their entirety by this cautionary statement. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in the company’s expectations.

  PART I

Item 1. Business

BUSINESS

Overview

Applied Optoelectronics, Inc. (the “Company” or "AOI") is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television, ("CATV"), telecommunications, ("telecom"), and fiber-to-the-home ("FTTH"). We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. To address this increased bandwidth demand, CATV and telecom service providers are competing directly against each other by providing bundles of voice, video and data services to their subscribers and investing to enhance the capacity, reliability and capability of their networks. The trend of rising bandwidth consumption also impacts the internet data center market, as reflected in the shift to higher speed server connections. As a result of these trends, fiber-optic networking technology is becoming essential in all four of our target markets, as it is often the only economical way to deliver the desired bandwidth.

The internet data center market is our largest and fastest growing market. Our customers in this market are generally large internet-based (“Web 2.0”) data center operators, to whom we supply optical transceivers that plug into switches and servers within the data center and allow these network devices to send and receive data over fiber-optic cables. The majority of the data center optical transceivers that we sell utilize our own lasers and subassemblies (we refer to the transceivers subassemblies as “light engines”), and we believe that our in-house technology and manufacturing capability for these lasers and subassemblies gives us an advantage over many of our competitors who often lack either development or manufacturing capabilities for these advanced optical modules.

The CATV market is our most established market, for which we supply a broad array of products, including lasers, transmitters and transceivers, and turn-key equipment. Sales of headend, node and distribution equipment have contributed significantly to our revenue in recent years as a result of our ability to meet the needs of CATV equipment vendors who have continued to outsource both the design and manufacturing of this equipment.  As the complexity of CATV networks has increased over the years, equipment vendors, many of whom are our customers, have been under pressure to supply a wider variety of increasingly complex equipment to CATV multiple system operators ("MSOs").  In order to meet these demands, many equipment vendors have looked to engage with suppliers like AOI who have the capability to design and manufacture various network equipment or subassemblies, rather than always developing these devices themselves.  This outsourcing trend has been a significant contributor to the revenue we derive from the CATV market.  We believe that our extensive high-speed optical, mixed-signal semiconductor and mechanical engineering capabilities position us well to continue to benefit from these industry dynamics.

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

In 2019, 2018 and 2017, our revenue was $190.9 million, $267.5 million, and $382.3 million and our gross margin was 24.2%, 32.8%, and 43.5%. 2019 In the years ended December 31, 2019, 2018 and 2017, we had net income (loss) of $(66.0) million, $(2.1) million, and $74.0 million, respectively. At December 31, 2019 and 2018, our retained earnings (accumulated deficit)were $(30.1) million and $36.0 million, respectively. In 2019, we earned 75.2% of our total revenue from the internet data center market and 19.6% of our total revenue from the CATV market. In 2019, our key customers in the data center market included Microsoft Corp (Microsoft), Amazon.com (Amazon) and Facebook, Inc. (Facebook). In 2019, 2018, and 2017, Microsoft accounted for 32.2%, 22.1%, and 13.8% of our revenue, Amazon accounted for 24.0%, 12.1%, and 35.4% of our revenue and Facebook accounted for 10.9%, 38.3%, and 28.6% of our revenue, respectively. In 2019, our key customers in the CATV market included Cisco Systems, Inc. (Cisco), CommScope (which in 2019 acquired Arris, who had previously acquired the Motorola Home Business in 2013 and Pace Plc in 2016) , and a US-based public company who provides CATV equipment . In 2019, 2018 and 2017, Cisco accounted for 10.0%, 9.9%, and 4.8% of our revenue, CommScope accounted for 3.7%, 2.1%, and 3.2% of our revenue, and the US-based public company who provides CATV equipment accounted for 1.6%, 0.8% and 0.8% of our revenue, respectively.

Industry Background

During 2019, our four target markets, internet data center, CATV, telecom and FTTH, experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

The prevailing trends in our target markets include:

‑

Trends in the Internet Data Center Market. To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and deploying infrastructure capable of data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds of up to 1 gigabit per second ("Gbps"), to optical fiber as a transport medium, typically providing speeds from 10 Gbps to 400 Gbps. In recent years, a number of leading internet companies have adopted more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and consequently, these companies are more willing to work with non-traditional equipment vendors, which we believe creates an opportunity for optical device vendors. Moreover, transmission speeds have continued to increase among the companies who have previously transitioned from copper-based to fiber-based infrastructure, resulting in opportunities for optical device vendors to supply new optical transceivers capable of operating at these higher data rates.

‑

Trends in the CATV Market. In recent years, CATV service providers have invested extensively to support high speed, two-way communications and we expect that they will continue to do so. In North America, in particular, CATV service providers have upgraded their networks with new technologies like DOCSIS 3.1, which enables them to offer higher speed connections to their customers. In order to increase available bandwidth for their customers beyond the bandwidth possible with the introduction of DOCSIS 3.1, cable MSOs have been reducing the number of customers that are connected to a single node. By reducing the number of “homes per node,” the average bandwidth available to each customer is increased. Other new technologies, such as Converged Cable Access Platform ("CCAP") and Remote-PHY are under development by cable equipment suppliers. These technologies are being developed to be a cost-effective solution to provide higher available bandwidth to CATV customers.  AOI has developed a unique Remote-PHY product portfolio which started to generate revenue in 2018.  We believe this product is well positioned in the marketplace and we expect continued deployments in 2020.

As the complexity of CATV networks has increased over the years, equipment vendors, many of whom are our customers, have been under pressure to supply a wider variety of increasingly complex equipment to CATV MSOs. In order to meet these demands, many equipment vendors have looked to engage with suppliers like AOI, who have the capability to design and manufacture various network equipment or subassemblies, rather than always developing these devices themselves. This outsourcing trend has been a significant contributor to the revenue we derive from the CATV market.

‑

Trends in the Telecom Market. The telecom market is composed of customers who deploy wireline optical networks, other than Passive Optical Networks, or PONs, for telecom access networks, including for backhaul of cellular telephone signals. As demand for mobile internet connectivity has increased in recent years, reliable and high-speed optical networks have become increasingly important. In particular, the use of wavelength division multiplexing ("WDM") to expand the capacity of mobile networks has led to increased demand for WDM components (including lasers and transceivers) by telecom equipment manufacturers. In coming years, we believe that the deployment of advanced 5G networks will result in increased demand for optical components, especially those used in connecting between antennas and base stations, as well as for backhaul as mentioned above.

‑

Trends in the FTTH Market. The FTTH market generally refers to the PONs that telecom service providers deploy. The most commonly deployed PON technology is Gigabit PON, or GPON, which delivers up to 2.5 Gbps of data, but due to the splitting of the bandwidth among multiple users, the actual bandwidth delivered to an individual subscriber is far less than 2.5 Gbps. One approach that does support true 1 Gbps service to the home is wavelength division multiplexing PON, or WDM-PON, a technology that enables the transmission of multiple wavelengths of data over a single fiber-optic strand. We also see opportunities for 10 Gbps EPON and higher data rate PON networks in the future.

Our Solutions

We experience certain challenges within our target markets, including continuous pressure to innovate and deliver highly integrated products that perform reliably in harsh, demanding environments and to produce high-quality devices in large volumes at competitive prices.

By addressing the challenges in our target markets, we provide the following benefits to our customers:

‑

Enable customers to deliver innovative products. We leverage our extensive expertise in high-speed optical, mixed-signal semiconductor and mechanical engineering, and MOCVD and our proprietary MBE laser fabrication process to deliver technologically advanced products to our customers.

‑

Enhance efficiency and cost effectiveness of our customers’ supply chains. We design and sell products at the level of integration desired by a customer, from components to turn-key equipment, providing our customers a dependable, cost-effective and simplified supply chain.

‑

Deliver high quality, reliable products in high volume. As a vertically integrated supplier, we are able to monitor and maintain quality control throughout the production process, using our internally produced components, where possible, for our final products. With manufacturing facilities in the U.S., Taiwan and China, we can support high volume production and timely delivery for our customers around the world.

‑

Provide sophisticated design solutions to our customers. We believe our in-house expertise in both analog and digital optical engineering enables us to design comprehensive solutions that meet many of the different network architectures and protocols used by our customers.

Our Strengths

Our key competitive strengths include the following:

‑

Proprietary technological expertise and track record of innovation. We continue to develop innovative products by leveraging our technological expertise, including our proprietary MBE and MOCVD laser fabrication process.

‑

Innovative light engine design and manufacturing. High-speed data center interconnect transceivers increasingly rely on multiple parallel optical signals. Our expertise in designing and manufacturing light engines, which combine lasers and photodiodes, and in some cases, driver electronics and/or signal amplifiers, with channel multiplexing and de-multiplexing elements, gives us the ability to quickly develop new products for our data center customers.

‑

Proven system design capabilities. We have extensive expertise and proven design capabilities in high-speed optical, mixed-signal semiconductor and mechanical engineering, which we believe position us to take advantage of the continuing shift to outsourced design and manufacturing among CATV equipment vendors.

‑

Industry-leading position in the CATV market. We have continued to be awarded new design and manufacturing opportunities for CATV components and equipment. We serve a majority of the largest CATV equipment manufacturers in the world and our knowledge of both their requirements and the needs of their customers (the CATV network operators) allows us to access these new opportunities.

‑

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

Our Strategy

We seek to be the leading global provider of optical components, modules and equipment for each of our four target markets: internet data centers, CATV, telecom and FTTH. Our strategy includes the following key elements:

‑

Continue to penetrate the internet data center market. In the internet data center market, we primarily target internet data center operators who have adopted an open system architecture—one in which the optical connectivity solutions can be provided by a different vendor than the vendor which provides their servers and switches.

‑

Extend our leadership in CATV networking. We intend to maintain our position as a leading producer of optical components used in CATV networks, and to capture an increasing share of the CATV equipment market as the major equipment vendors continue to outsource the design and manufacturing of such products.

‑

Develop new products for the Telecom market. Our addressable telecom market has often been limited by our relatively small portfolio of products for this market. In many cases, our telecom product offerings are identical or nearly identical to products that we sell in other markets (for example, CATV or internet data center). As we continue to develop new technological capabilities, we intend to develop products specifically for telecom markets.

‑

Continue to penetrate the FTTH market. We believe our WDM-PON technology is a cost-effective solution for delivering 1 Gbps bandwidth to a home. We intend to capture an increasing share of the FTTH market by delivering optical modules enabling 1 Gbps synchronous service to the home through our customers, who are either internet service providers or manufacturers of networking equipment supplying internet service providers. Besides WDM-PON, we also believe that PON networks operating at 10 Gbps or higher will be in demand by certain customers in the future and we intend to develop components for these networks.

‑

Continue to invest in our capabilities and infrastructure. We intend to continue to invest in new products, new technology and our production infrastructure and facilities to maintain and strengthen our competitive position. We engage in an active research and development program to develop new products and enhance existing products.

‑

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

‑

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

‑

Differentiated semiconductor laser manufacturing. We use a combination of MBE and MOCVD processes in the fabrication of our lasers. We believe that the combination of these two epitaxial processes allows our products to benefit from the advantages afforded by each of these techniques. Among the differentiators of MBE relative to MOCVD fabrication are a lower process temperature and the use of solid phase materials rather than gaseous sources to grow wafers and the growth of more highly strained crystals. These factors contribute to longer operating lives of our lasers, improved laser efficiency and threshold current, and other performance attributes that make them well-suited to our target markets. While we believe that these advantages of MBE are important, MBE does have disadvantages including the inability to use certain dopant materials (for example, Iron), difficulty in certain types of regrowth, and the necessity to maintain complex ultra-high vacuum equipment. By utilizing MOCVD in a portion of our production process, we are able to ameliorate some of these disadvantages. However, the epitaxial and processing steps required in the fabrication of our devices are very complex, with numerous critical steps requiring highly precise control. As a result of some of these challenges, production yields and the performance attributes of laser devices are highly variable and optimizing these characteristics requires numerous enhancements and modifications to standard MBE equipment and the MBE process. To our knowledge, we are unique in incorporating MBE processes in the production of communications lasers in high volume, and believe it would be difficult and time-consuming for other vendors to replicate our production technology.

‑

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

‑

Optical hybrid-integration technology. Reducing the size, power consumption and complexity of optical devices is essential for achieving the price and performance targets of our customers. Our ability to integrate multiple optical networking functions into a single device and to co-package multiple devices into smaller form factors helps us meet customer requirements, which we believe can also create new opportunities. For instance, the transmission speed between network elements (switches and servers, for example) within the data center has continued to increase. However, the rate at which this data can be converted from electrical signals to optical signals by laser diodes has not increased at the same pace. Therefore, to achieve data rates of 40 Gbps and above, many customers utilize multiple lower data rate lasers co-packaged together into a single optical module, which we refer to as a light engine. The technology required to cost-effectively and reliably co-package these lasers and the associated electronic control circuitry is complex. Our extensive experience with the processes and the manufacturing technologies required to produce these devices gives us a competitive advantage.

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

‑

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

Intellectual Property

We rely on a combination of patent, copyright, trademark, trade secret laws and unfair competition laws, as well as confidentiality and licensing arrangements, to establish and protect our intellectual property. We employ various methods to protect these intellectual property rights, including maintaining a technological infrastructure with significant security measures, limiting disclosure and restricting access to only those individuals with an operational need for such information, and having employees, consultants and suppliers execute confidentiality agreements with us. While we expect our intellectual property to provide competitive advantages, we also find meaningful value from unpatented proprietary process knowledge, know-how and trade secrets.

Patents

As of December 31, 2019, we owned a total of 149 U.S. issued patents and 142 patents issued in China and Taiwan, plus a number of pending U.S. and foreign/international patent applications. Our issued U.S. and foreign patents will expire between 2020 and 2040. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2020, and we continue to obtain new patents through our ongoing research and development.

Our portfolio of patents and patent applications covers several different technology families including:

‑	laser structure and design;

‑	optical signal conditioning and laser control;

‑	laser fabrication;

‑	photodiode and optical receiver design and fabrication;

‑	optical device and module designs;

‑	optical device packaging equipment and techniques; and

‑	optical network enhancements.

Trademarks

We have registered the trademarks APPLIED OPTOELECTRONICS, INC., AOI and our logo with the U.S. Patent and Trademark Office on the Principal Register. These marks are also registered in, or have applications for registration pending in, various foreign trademark offices.

Research and Development

To maintain our growth and competitiveness, we engage in an active research and development program to develop new products and enhance existing products. As a result of these efforts, we anticipate releasing various new or enhanced products over the next several years. Our research and development expenses were approximately $43.4 million, $49.9 million, and $35.4 million for the years 2019, 2018 and 2017, respectively.

As of December 31, 2019, we had a total of 306 employees working in the R&D department, including 16 with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Customers

Our customers are primarily internet data center operators, CATV and telecom equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2019, 2018 and 2017, we obtained 98.0%, 96.4%, and 97.0% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In the last three years, we have taken several actions to increase the diversity of our customer base. These actions include hiring sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base.

In 2019, the three customers who contributed most to our data center revenue were Microsoft, Amazon, and Facebook. Our CATV products were used by three large CATV original equipment manufacturers, or OEMs, consisting of Cisco; CommScope (which in 2019 acquired Arris, who had previously acquired the Motorola Home Business in 2013 and Pace Plc in 2016); and a US-based public company who provides CATV equipment. In 2019, revenue from the internet data center market, CATV market, telecom market, FTTH market and other markets provided 75.2%, 19.6%, 4.4%, 0.1% and 0.7% of our revenue, respectively, compared to 74.9%, 19.3%, 4.9%, 0.3% and 0.6% , respectively, in 2018.

In our telecom market, we manufacture and sell optical products which include transceivers designed to transmit signals used in 5th Generation ("5G") mobile networks, and various products targeted at the metro-scale telecom networking market.   We have various other products designed for diverse applications, both inside and outside of communications technology, which generally are derivatives of products developed for our four target markets.

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

We believe the principal competitive factors in our target markets include the following:

‑	use of internally manufactured components;

‑	product breadth and functionality;

‑	timing and pace of new product development;

‑	breadth of customer base;

‑	technological expertise;

‑	reliability of products;

‑	product pricing; and

‑	manufacturing efficiency.

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

Employees

As of December 31, 2019, we employed 3,115 full-time employees, of which 42 held Ph.D. degrees in a science or engineering field. Of our employees, 417 are located in the U.S., 920 are located in Taiwan and 1,778 are located in China. None of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage as a result of an employment related strike or any employee related dispute and believe that we have satisfactory relations with our employees.

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

Our principal executive offices are located at 13139 Jess Pirtle Blvd., Sugar Land, TX 77478, and our telephone number is (281) 295-1800. Our website address is www.ao-inc.com. Information contained on our website is not incorporated by reference into this Form 10-K.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in our Form 10-K, including our consolidated financial statements and related notes. If any of the following risks actually occur, we may be unable to conduct our business as currently planned and our financial condition and results of operations could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks and you may lose all or part of your investment.

Risks Inherent in Our Business

We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. For each year ended 2019, 2018 and 2017, our top ten customers represented 88.1%, 92.9%, and 94.9% of our revenue, respectively. In 2019, Microsoft represented 32.2% of our revenue, Amazon represented 24.0% of our revenue, Facebook represented 10.9% of our revenue, and Cisco represented 10.0% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Product development delays may result from numerous factors, including:

‑	modification of product specifications and customer requirements;

‑	unanticipated engineering complexities;

‑	difficulties in reallocating engineering resources and overcoming resource limitations; and

‑	rapidly changing technology or competitive product requirements.

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

The U.S. government has made statements and amended its U.S. trade policies, resulting in tariffs that affect imported products manufactured in China, by our Chinese subsidiary. In addition, the Chinese government has imposed reciprocal tariffs that affect products manufactured by our U.S. operations. The additional tariffs have increased our cost of goods sold, however we believe that the negative impact of these tariffs has not been material to our financial results. Although we cannot predict the impact of any future tariffs, we intend to continue to adjust our manufacturing processes, supplier lists, and manufacturing locations in order to minimize the impact of any tariffs on both AOI and our customers.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use our Molecular Beam Epitaxy, or MBE, fabrication process to make our lasers, in addition to Metal Organic Chemical Vapor Deposition, or MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our MBE fabrication process relies on custom-manufactured equipment. If our MBE or MOCVD fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers. For example, shipments of certain of our 100 Gbps transceiver products to one of our customers decreased during the three months ended September 30, 2018 due to customer concerns about failures of similar products shipped previously. Although we conducted extensive testing of our products to demonstrate that any potentially affected units could be nearly eliminated from future shipments, and we subsequently resumed shipments with the customer’s agreement,we did incur additional testing costs and costs to enhance the ongoing monitoring of product quality which adversely affected the results of our operations. It is unclear the extent to which our reputation with this customer, or other customers, may have been affected.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that 2,719 of our employees as of December 31, 2019 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

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

Historically, we have generated much of our revenue from the CATV market. In 2019, 2018 and 2017, the CATV market represented 19.6%, 19.3%, and 15.9% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecom, wireless or satellite, will gain the most widespread acceptance. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition and results of operations will be adversely affected. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecom service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

We have limited operating history in the telecom and FTTH markets, and our business could be harmed if these markets do not develop as we expect.

For 2019 and 2018, respectively, we generated 4.4% and 4.9% of our revenue from the telecom market and 0.1% and 0.3% of our revenue from the FTTH market. In the telecom market, we generally have sold products that were originally designed for other markets (such as internet data center or FTTH) or are variations of such products. As we gain experience in this market, we have begun to develop products specifically designed for telecom customers. Given our limited experience in this market, the products that we develop may prove to be unsuitable for customer use, or we may be unable to derive profit margins from this market that are similar to what we derive from our other markets. The products that we offer in the FTTH market are relatively new and have not yet gained widespread customer acceptance. For example, our WDM-PON products designed for the FTTH market, have not, and may never, gain widespread acceptance by large internet service providers. Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. We are relying on increasing demand for bandwidth-intensive services and telecom service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 Gbps service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition and results of operations will be adversely affected.

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

Our quarterly revenue and operating results have varied in the past and will likely continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

‑	the timing, size and mix of sales of our products;

‑	fluctuations in demand for our products, including the increase, decrease, rescheduling or cancellation of significant customer orders;

‑	our ability to design, manufacture and deliver products which meet customer requirements in a timely and cost-effective manner;

‑	new product introductions and enhancements by us or our competitors;

‑	the gain or loss of key customers;

‑	the rate at which our present and potential customers and end users adopt our technologies;

‑	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

‑	seasonality of certain of our products and manufacturing capabilities;

‑	quality control or yield problems in our manufacturing operations;

‑	supply disruption for certain raw materials and components used in our products;

‑	capacity constraints of our outside contract manufacturers for a portion of the manufacturing process for some of our products;

‑	length and variability of the sales cycles of our products;

‑	unanticipated increases in costs or expenses;

‑	the loss of key employees;

‑	different capital expenditure and budget cycles for our customers, affecting the timing of their spending for our products;

‑	political stability in the areas of the world in which we operate;

‑	fluctuations in foreign currency exchange rates;

‑	changes in accounting rules;

‑

changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs, restrictions, or requirements which may affect our ability to import or export our products to or from various countries;

‑	trade-related government actions that impose barriers or restrictions that would impact our ability to sell or ship products to Huawei or other customers;

‑	the evolving and unpredictable nature of the markets for products incorporating our solutions; and

‑	general economic conditions and changes in such conditions specific to our target markets.

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

As of December 31, 2019, we had approximately $133.3 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

-	increasing our vulnerability to adverse economic and industry conditions;

-	limiting our ability to obtain additional financing;

-	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

-	limiting our flexibility to plan for, or react to, changes in our business;

-	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and

-	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, our existing Credit Facility with Branch Banking and Trust, contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operation, or cash flows.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could divert medical resources and priorities towards the treatment of that disease. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.  For example, as a result of the extension of the Lunar New Year holidays due to the recent outbreak of novel coronavirus originating in Wuhan, China, certain of our product shipments from China have been delayed. Although we are monitoring the situation on a daily basis, it is currently unknown whether the outbreak will continue to disrupt our product shipments or impact manufacturing in the region over a prolonged period. If such disruption were to extend over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

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

We have lending arrangements with several financial institutions, including loan agreements with Branch Banking and Trust (BB&T) Bank in the U.S., credit facilities with Taishin International Bank and Far Eastern International Bank, Co., and equipment finance agreements with Chailease Finance Co., Ltd. in Taiwan and credit facilities with China Merchants Bank Co. Ltd., Shanghai Pudong Development Bank Co., Ltd and China Zheshang Bank Co., Ltd. in China. Our loan agreements governing our long-term debt obligations in the U.S. and Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the Indenture governing the Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens.

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

We operate in a market that makes our prospects difficult to evaluate and, to remain competitive, we will be required to make continued investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. If we do not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, we may need additional financing to implement our business strategy, which includes:

‑	expansion of research and development;

‑	expansion of manufacturing capabilities;

‑	hiring of additional technical, sales and other personnel; and

‑	acquisitions of complementary businesses.

If we raise additional funds through the issuance of our common stock or convertible securities, the ownership interests of our stockholders could be significantly diluted. These newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Additional financing may not, however, be available on terms favorable to us, or at all, if and when needed, and our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our infrastructure or respond to competitive pressures could be significantly limited. If we cannot raise required capital when needed, including under our Registration Statement filed with the SEC in October 2020, we may be unable to meet the demands of existing and prospective customers, adversely affecting our sales and market opportunities and consequently our business, financial condition and results of operations.

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

Also, despite our implementation of security measures, we are not able to guarantee that we can prevent unauthorized access by hackers or breaches due to operator error, malfeasance or other system disruptions. Our customers’ network and storage applications may be subject to similar disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. Data breaches and any unauthorized access or disclosure of our information, employee information or intellectual property could compromise our business, trade secrets and other sensitive business information, any of which could result in legal action against us, exposure of our intellectual property to our competitors, damages, fines and other adverse effects. A data security breach could also lead to public exposure of personal information of our employees, customers and others. Any such theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased  security costs or costs related to defending legal claims. Cyberattacks, such as computer viruses or other forms of cyber terrorism, have disrupted access to some of our network or storage applications. In past incidents we have been able to recover quickly without material financial impact, however such disruptions in the future may result in delays or cancellations of customer orders or delays or additional costs to produce and ship our products. Data security breaches involving our data center customers could affect their financial condition and ability to continue to purchase our products. Further, cyberattacks may cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

Changes in U.S. and international trade policies, particularly with regard to China, may materially and adversely impact our business and operating results.

The U.S. government has made statements and taken certain actions that have led and may lead to further changes to U.S. and international trade policies, including recently-imposed tariffs affecting certain products manufactured in China. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials. Four rounds of U.S. tariffs on imports from China (respectively the "U.S. Tariffs on China Imports") went into effect on July 2018, August 2018, and September 2019. A limited number of our products that have are of Chinese country of origin are currently subject to the U.S. Tariffs on China Imports.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2019, 2018 and 2017, 18.8%, 23.1%, and 22.7% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan.

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

Our international revenue and operations are subject to a number of material risks, including:

-	difficulties in staffing, managing and supporting operations in more than one country;

‑	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

‑	fewer legal protections for intellectual property in foreign jurisdictions;

‑	foreign and U.S. taxation issues and international trade barriers, including the adoption or expansion of governmental trade tariffs;

‑	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

‑	fluctuations in foreign economies;

‑	fluctuations in the value of foreign currencies and interest rates;

‑	trade and travel restrictions;

‑	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

‑	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and

‑	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

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

The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax (“Transition Tax”) on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (“GILTI”); (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) a limitation of the deduction for net operating losses generated after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks.

As a result, the Tax Act significantly changed how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we interpret any additional guidance, we may make adjustments to amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

As part of our business strategy, we may pursue acquisitions of companies that we believe could enhance or complement our current product portfolio, augment our technology roadmap or diversify our revenue base. Acquisitions involve numerous risks, any of which could harm our business, including:

‑	difficulties integrating the acquired business;

‑	unanticipated costs, capital expenditures or liabilities or changes related to research in progress and product development;

‑	diversion of financial and management resources from our existing business;

‑	difficulties integrating the business relationships with suppliers and customers of the acquired business with our existing business relationships;

‑	risks associated with entering markets in which we have little or no prior experience; and

‑	potential loss of key employees, particularly those of the acquired organizations.

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

Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. While we have a policy in place that is designed to reduce the risk of infringement of intellectual property rights of others and we have conducted a limited review of other companies’ relevant patents, there can be no assurance that third parties will not assert infringement claims against us. We cannot be certain that our products would not be found infringing on the intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. Intellectual property claims against us could force us to do one or more of the following:

‑	obtain from a third party claiming infringement a license to the relevant technology, which may not be available on reasonable terms, or at all;

‑	stop manufacturing, selling, incorporating or using our products that use the challenged intellectual property;

‑	pay substantial monetary damages; or

‑	expend significant resources to redesign the products that use the technology and to develop non-infringing technology.

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

As of December 31, 2019, we had U.S. accumulated net operating losses, or NOLs, of approximately $75.9 million, federal and state research and development credits (“R&D credits”) of $8.3 million, interest expense of $0.8 million and foreign tax credits of $4.6 million for U.S. federal income tax purposes. Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past and in the year ended December 31, 2019 had not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. Further, under the Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may offset no more than 80% of taxable income annually. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $83.3 million, $143.1 million, and $122.3 million or 43.6%, 53.6%, and 32.0% , of our revenue in the years ended December 31, 2019, 2018 and 2017 was attributable to our product manufactured at our plant in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 37.1%, 36.8%, and 29.9% as of December 31, 2019, 2018 and 2017, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our China subsidiary enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including FIEs, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our China subsidiary may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Since calendar year 2008, we have qualified for a preferential 15% tax rate that is available for state-encouraged new high technology enterprises. In order to retain this preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. In November 2017, we received approval from the Chinese government to extend this preferential tax treatment for an additional three years, ending November 2020. If we fail to continue to qualify for this preferential rate in the future, we may incur higher tax rates on our income in China. Any future increase in the enterprise income tax rate applicable to us or the expiration or other limitation of preferential tax rates available to us could increase our tax liabilities and reduce our net income.

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

The market price of our common stock has been and is likely to be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Form 10-K, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, announcements made by competitors regarding factors influencing their business may cause fluctuations in the valuation of companies throughout our industry, including fluctuations in the valuation of our stock.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws and our stock incentive plans contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

‑	providing for a classified board of directors with staggered, three-year terms;

‑	not providing for cumulative voting in the election of directors;

‑	authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock;

‑	prohibiting stockholder action by written consent;

‑	limiting the persons who may call special meetings of stockholders;

‑	requiring advance notification of stockholder nominations and proposals; and

‑

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

	Owned or Lease	Approximate
Location	Expiration Date	Square Footage	Use
Sugar Land, Texas	Owned (1)	139,450	Administration, sales, manufacturing, research and development
Duluth, Georgia	December 31, 2022 (2)	6,253	Research and development
Ningbo, China	Owned (3)	458,849	Administration, sales, manufacturing, research and development
Taipei, Taiwan	May 31, 2029 (4)	268,797	Administration, sales, manufacturing, research and development

(1)	We manufacture laser chips (utilizing our MBE and MOCVD process), subassemblies and components in our Sugar Land, Texas facility.

(2)	The lease covering the Georgia office commenced on December 1, 2015 and expires on December 31, 2022.

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

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korsinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  The Company disputes the allegations, and intends to continue to vigorously defend against these claims.  On May 15, 2019, Lead Plaintiff filed a motion for leave to amend the consolidated class action complaint for the purpose of adding named Plaintiffs Richard Hamilton, Kenneth X. Luthy, Roy H. Cetlin, and John Kugel (together with Lead Plaintiff Lawrence Rougier, “Plaintiffs”) to the case. The court granted the motion on May 16, 2019. The substantive allegations in the Plaintiffs’ operative second amended consolidated class action complaint remain unchanged. On May 28, 2019, Plaintiffs filed a motion seeking to certify the case as a class action pursuant to Federal Rule of Civil Procedure 23 and seeking appointment of Plaintiffs as class representatives and Levi & Korsinsky as class counsel. On July 12, 2019, the Company filed a response in opposition to the motion for class certification, and on August 26, 2019, Plaintiffs filed their Reply Brief. The Court has not yet ruled on the pending motion for class certification. On November 13, 2019, the Magistrate Judge issued a Memorandum and Recommendation recommending that the Plaintiffs’ motion for class certification be granted, to which Defendants filed written objections on November 27, 2019. On December 11, 2019, Plaintiffs filed a response in opposition to Defendants’ objections, and on December 16, 2019, Defendants filed their reply brief. The court entered an order adopting the Magistrate Judge’s Memorandum and Recommendation over Defendants’ objections on December 20, 2019. Thereafter, on January 3, 2020, Defendants filed a petition for permission to appeal the class certification order to the Fifth Circuit Court of Appeals. Plaintiffs filed an answer in opposition to Defendants’ petition on January 13, 2020, and Defendants filed a reply brief in further support of the petition for permission to appeal on January 21, 2020. On January 23, 2020, Defendants filed an unopposed motion in the Fifth Circuit requesting that the court stay further proceedings for 90 days to allow the parties to conduct settlement negotiations. The Fifth Circuit entered an order granting the motion on January 24, 2020. The case is currently in the discovery phase, and fact discovery is scheduled to be completed by June 1, 2020.  At this stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

On August 7, 2018, Plaintiff Lei Jin filed a purported derivative action on behalf of nominal defendant Applied Optoelectronics, Inc. in the U.S. District Court for the Southern District of Texas against the Company’s chief executive officer, chief financial officer and board of directors (Case No. 4:18-cv-02713).  This case was consolidated with a later filed derivative lawsuit filed by Plaintiff Yiu Kwong Ng in the U.S. District Court for the Southern District of Texas (Case No. 4:18-cv-4751). The allegations in the consolidated derivative complaints are substantially similar to those underlying the Abouzied securities class action and the Taneja securities class action discussed below. The consolidated derivative action is stayed pending a ruling on defendants’ forthcoming motion to dismiss in the Taneja securities class action. We dispute the allegations and intend to vigorously contest the matter.

On October 1, 2018, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-03544. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on September 28, 2018 that it was revising its third quarter revenue guidance due to “an issue with a small percentage of 25G lasers within a specific customer environment.” This case was consolidated with two identical cases styled Davin Pokoik v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, Case No. 4:18-cv-3722 and Stephen McGrath v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry.  Mark Naglich was appointed as Lead Plaintiff on the consolidated matter on January 4, 2019.  Lead Plaintiff filed an amended consolidated complaint on March 5, 2019, and the Company filed a motion to dismiss the amended consolidated complaint on May 6, 2019. On July 5, 2019, Plaintiff filed a response in opposition to the motion to dismiss, and the Company filed its reply brief in further support of the motion on August 5, 2019. On January 29, 2020, the district court entered an order granting Defendants’ motion to dismiss and dismissing the amended consolidated complaint with prejudice. The court also entered an order denying Lead Plaintiff’s request for leave to further amend the complaint, and entered a final judgment terminating the case. An appeal by Lead Plaintiff, if any, must be filed with the Fifth Circuit by February 28, 2020. We continue to dispute the allegations and intends to vigorously contest the matter should an appeal be filed.

Item 4.	Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of February 20, 2020 there were 36 holders of record of our common stock (not including beneficial holders of our common stock holding in street name). The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	Low	High
Fiscal Year 2018:
First Quarter	$23.65	$38.89
Second Quarter	$24.00	$47.04
Third Quarter	$24.66	$48.80
Fourth Quarter	$13.84	$24.91

Fiscal Year 2019:
First Quarter	$12.19	$17.79
Second Quarter	$8.66	$13.09
Third Quarter	$8.50	$11.70
Fourth Quarter	$9.36	$12.15

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

PERCENT CHANGE
		NASDAQ	NASDAQ
Date	AAOI	Telecom	Composite
9/26/2013	100.00%	100.00%	100.00%
12/31/2013	150.70%	102.48%	110.28%
12/31/2014	112.65%	111.61%	125.05%
12/31/2015	172.29%	103.25%	132.21%
12/31/2016	235.34%	118.59%	142.13%
12/29/2017	379.72%	139.28%	182.27%
12/31/2018	251.61%	146.03%	186.50%
12/31/2019	119.28%	159.83%	236.90%

For equity compensation plan information refer to Item 12 of this Form 10-K.

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

The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes. You should read this summary consolidated financial data together with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, all included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that have previously been filed with the SEC. Our historical results are not necessarily indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of results for the entire year.

The following table sets forth our consolidated results of operations for the periods presented (in thousands, except share and per share data):

	Years ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue	$190,872	$267,465	$382,329	$260,713	$189,903
Cost of goods sold (1)	144,671	179,692	216,049	173,759	129,450
Gross profit	46,201	87,773	166,280	86,954	60,453
Operating expenses:
Research and development (1)	43,399	49,903	35,365	31,780	20,852
Sales and marketing (1)	10,060	9,141	8,702	6,627	6,381
General and administrative (1)	41,489	39,497	35,262	25,527	19,771
Total operating expenses	94,948	98,541	79,329	63,934	47,004
Income (loss) from operations	(48,747)	(10,768)	86,951	23,020	13,449
Interest and other income (expense), net:
Interest income	925	282	221	247	328
Interest expense	(5,405)	(1,106)	(858)	(1,717)	(1,018)
Other income (expense), net	1,840	1,814	(1,788)	(547)	(1,591)
Total interest and other income (expense), net	(2,640)	990	(2,425)	(2,017)	(2,281)
Income (loss) before income taxes	(51,387)	(9,778)	84,526	21,003	11,168
Income tax (expense) benefit	(14,662)	7,632	(10,575)	10,231	(375)
Net income (loss) attributable to common stockholders	$(66,049)	$(2,146)	$73,951	$31,234	$10,793
Net income (loss) per share attributable to common stockholders:
Basic	$(3.31)	$(0.11)	$3.87	$1.82	$0.69
Diluted	$(3.31)	$(0.11)	$3.76	$1.76	$0.65
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	19,982,363	19,646,646	19,097,355	17,201,731	15,626,753
Diluted	19,982,363	19,646,646	20,139,105	17,712,928	16,532,850

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

The following table provides share-based compensation expense for the periods presented (in thousands):

	Years ended December 31,
	2019	2018	2017
Cost of goods sold	$772	$795	$461
Research and development	2,557	2,419	1,496
Sales and marketing	1,070	925	481
General and administrative	7,405	6,981	5,357
Total share-based compensation expense	$11,804	$11,120	$7,795

The following table provides selected balance sheet data for the periods presented (in thousands):

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Total cash, restricted cash, cash equivalents and short-term investments	$67,028	$58,004	$83,984	$52,008	$40,679
Working capital (1)	101,449	116,857	158,953	97,579	79,848
Total assets	466,825	466,840	452,948	322,318	273,475
Short-term obligations (2)	40,663	28,217	559	8,172	33,906
Long-term obligations (3)	101,676	60,328	48,964	34,961	33,997
Common stock and additional paid-in-capital	303,421	292,500	285,395	265,282	233,353
Total retained earnings (deficit)	$(30,057)	$35,992	$38,138	$(37,013)	$(68,247)

(1)	Working capital is defined as total current assets less total current liabilities.
(2)	Short-term obligations are defined as short-term loans, operating and financing leases, notes payable and bank acceptance payable.
(3)	Long-term obligations are defined as long-term loans, operating and financing leases, notes payable and convertible senior notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Form 10-K. This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors.”

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

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. Within the internet data center market, we benefit from the increasing use of higher-capacity optical networking technology as a replacement for copper cables, particularly as speeds reach 10 Gbps and above, as well as the movement to open internet data center architectures and the increasing use of in-house equipment design among leading internet companies. Within the CATV market, we benefit from a number of ongoing trends including the move to higher bandwidth networks among CATV service providers and the outsourcing of system design among CATV networking equipment companies. In the FTTH market, we benefit from continuing PON deployments and system upgrades among telecom service providers. In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators, including 5G networks.

In 2019, 2018 and 2017, our revenue was $190.9 million, $267.5 million, and $382.3 million and our gross margin was 24.2%, 32.8%, and 43.5%. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 18.8% between 2010 and 2019. In the years ended December 31, 2019, 2018 and 2017, we had net income (loss) of $(66.0) million, $(2.1) million, and $74.0 million, respectively. At December 31, 2019 and 2018, our retained earnings (accumulated deficit) was $(30.1) million and $36.0 million, respectively. In 2019, we earned 75.2% of our total revenue from the internet data center market, and 19.6% of our total revenue from the CATV market.

We sell our products to leading OEMs in the CATV, telecom, and FTTH markets as well as internet data center operators. In 2019, revenue from the internet data center market, CATV market, telecom market and FTTH markets provided 75.2%, 19.6%, 4.4%, and 0.1% of our revenue, respectively, compared to 74.9%, 19.3%. 4.9%, and 0.3% of our 2018 revenue, respectively. In 2019, our key customers in the data center market included, Microsoft Corp (Microsoft), Amazon.com (Amazon) and Facebook, Inc. (Facebook). In 2019, 2018, and 2017, Microsoft accounted for 32.2%, 22.1%, and 13.8% of our revenue, Amazon accounted for 24.0%, 12.1%, and 35.4% of our revenue, and Facebook accounted for 10.9%, 38.3%, and 28.6% of our revenue, respectively. In 2019, our key customers in the CATV market included Cisco Systems, Inc. (Cisco), CommScope, and a US-based public company who provides CATV equipment. In 2019, 2018 and 2017, Cisco accounted for 10.0%, 9.9%, and 4.8% of our revenue, respectively; CommScope accounted for 3.7%, 2.1%, and 3.2% of our revenue, respectively; and the US-based public company who provides CATV equipment accounted for 1.6%, 0.8% and 0.8% of our revenue, respectively.

In 2019, our revenue decrease of 28.6% over the prior-year was driven primarily by decreased demand for our 40 Gbps and 100 Gbps transceivers. The decrease in 100 Gbps demand was mostly from one major customer, this decrease was partially offset by growth in 100 Gbps transceivers from another of our major customers. We believe that the decrease in 40 Gbps transceiver sales is related to a broad industry trend of reducing 40 Gbps infrastructure in favor of 100 Gbps infrastructure. The decrease in revenue in the CATV market for the year was mainly a result of reduced overall market demand for CATV outside plant products, which we attribute to reduced desire on the part of cable TV MSOs to deploy capex to increase their network capacity.. The decrease in revenue in our telecom market was primarily attributable to decreased demand for certain of our legacy telecom products by our customers

We expect continued sales of our 40 Gbps and 100 Gbps products in 2020, and we expect that sales of 100 Gbps products will likely grow and exceed sales of 40 Gbps products. However, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition.  Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, raw material cost reduction or increase, manufacturing utilization rate and changes in manufacturing efficiency. Furthermore, we are continuing to monitor and assess the effects of the coronavirus outbreak on our commercial and manufacturing operations, including any impact on our revenue in 2020.

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

In 2019, 2018 and 2017, we had 31, 26, and 19 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

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

‑

Lowering our material costs.  In some cases, we are able to negotiate more favorable pricing from our raw material suppliers.  Also, where feasible, we are often able to develop internal production for certain materials that were previously purchased from other companies.  This generally has resulted in lower material costs for us.

‑

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

‑

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

Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated, first within the CATV market and in 2016-2019 within the internet data center market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. In the last three years, we have taken several actions to increase the diversity of our customer base. These actions include hiring additional sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. We had four and three customers that each accounted for more than 10% of our revenue in 2019 and 2018, respectively.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2019, 2018 and 2017, as well as the corresponding percentage of our total revenue for each period (in thousands, except percentages):

	Years ended December 31,
Market	2019	2018	2017
Data Center	$143,562	$200,236	$306,712
CATV	37,328	51,699	60,756
Telecom	8,429	13,159	12,899
FTTH	190	818	490
Other	1,363	1,553	1,472
Total	$190,872	$267,465	$382,329

	Percentage of Revenue
Data Center	75.2%	74.9%	80.2%
CATV	19.6%	19.3%	15.9%
Telecom	4.4%	4.9%	3.4%
FTTH	0.1%	0.3%	0.1%
Other	0.7%	0.6%	0.4%
Total Revenue	100%	100%	100%

In 2019, 2018 and 2017, our top ten customers represented 88.1%, 92.9%, and 94.9% of our revenue, respectively.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2019, 43.6% of our total revenue was manufactured at our China-based subsidiary, with $6.05 million denominated in RMB and 51.2% of our total revenue was from products manufactured at our Taiwan-based facility with no revenue denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2019.

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

We manufacture products in three of our four facilities located in the U.S., Taiwan and China. Generally, laser chips and optical components are manufactured in our Sugar Land facility, optical components and subassemblies are manufactured in our Taiwan facility, and optical components, subassemblies and optical equipment are manufactured in our China facility. Because of our vertical integration model, we generally utilize our own optical component products in our semi-finished and finished goods that we sell between and among our respective manufacturing operations. We base those internal sales upon established transfer pricing methodologies. However, we eliminate all of those internal sales, and cost of goods sold transactions, to arrive at total revenue and cost of goods sold on a consolidated basis.

We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated in U.S. or NT dollars or RMB, depending upon the manufacturing location.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 24.2% and 43.5%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we may sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and include salaries, benefits, bonuses and share-based compensation. With regard to sales and marketing expense, personnel costs also include sales commissions.

Research and development. Research and development, or R&D, expense consists primarily of personnel costs, including share-based compensation for R&D personnel, and R&D work orders (that include material, direct labor and allocated overhead), as well as allocated development costs, such as engineering services, software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred. Customers rely upon us to assist them with the development of new products and modification of existing products because of our extensive optical design and manufacturing expertise. We work closely with our customers in the critical design phase of product development and are occasionally reimbursed for some of these development efforts. We expect research and development expense to increase on a dollar basis, but will likely decrease as a percentage of our revenue to the extent that revenue increases over time.

Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expense, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their offering or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2019, 2018 and 2017. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2019, 2018 and 2017. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

General and administrative. General and administrative expense consists primarily of personnel costs, including share-based compensation, primarily for our finance, human resources, legal and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation of capital equipment and facility costs. We expect general and administrative expense to increase as we continue to grow in both size and complexity as a public company. We expect rising costs including increased audit and legal fees, costs to comply with rules and regulations applicable to companies listed on a national stock exchange, as well as investor relations expense and higher insurance premiums. In the future, we expect general and administrative expense to increase on a dollar basis but to decline as a percentage of revenue, to the extent that our revenue increases over time.

Other income (expense)

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our short-term and long-term debt borrowings, and convertible senior notes.

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

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2019 our effective tax rate was (28.5%). In 2018 and 2017, our effective tax rate was 78.1% and 12.5%, respectively. Our effective U.S. federal income tax rate was 0% prior to 2016 as we incurred operating losses and had recorded a full valuation allowance against those losses, which was released in July 2016.

Our wholly owned subsidiary, Global Technology, Inc., has received preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global was recognized as a national high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011 and 2014 Global renewed its national high-tech enterprise certificate and therefore extended its three year tax preferential status through September 2017. In November 2017, Global again renewed its national high-tech enterprise certificate and therefore extended its three year tax preferential status from November 2017 until November 2020.

For the years ended December 31, 2019 and 2018, we had $0.2 million and $0.2 million, respectively, of unrecognized tax benefits related to U.S. tax benefits recognized for which we do not meet the more likely than not threshold.

See additional information regarding income taxes in Note O.

Seasonality

We believe that the demand for our CATV products is seasonal. Historically, revenue derived from our CATV products has usually been highest in the second or third quarter and lowest in the first quarter of each year. The first quarter of the year has historically been negatively affected by reduced economic activity due to the Lunar New Year holiday and the lower level of deployment of outdoor CATV equipment in cold weather environments.

We are uncertain whether the demand for our internet data center, telecom and FTTH products is seasonal, as our sales data does not indicate a significant trend with respect to these products. In 2017, we began to manufacture a meaningful quantity of internet data center products in our Ningbo, China factory. This factory experiences a lengthy shut-down associated with the Lunar New Year holiday which occurs in Q1 of each year. In addition to the factory shut-down, it is also common for employees in the factory to fail to return to work following resumption of operations. In the years 2019, 2018, and 2017, the percentage of employees in our China factory who resigned or were terminated during Q1, relative to the average number of employees during the quarter was 122%, 90%, and 42%, respectively. As a result of this employee turnover, we must hire and train replacement employees. These replacement employees require a period of training and improvement, and this impacts the quantity of products we can produce in the quarter. The combined effect of the factory shut-down and employee turnover in the quarter may also contribute to negative seasonality in Q1.

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

	Years ended December 31,
	2019	2018	2017
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	75.8%	67.2%	56.5%
Gross profit	24.2%	32.8%	43.5%
Operating expenses
Research and development	22.7%	18.6%	9.2%
Sales and marketing	5.3%	3.4%	2.3%
General and administrative	21.7%	14.8%	9.2%
Total operating expenses	49.7%	36.8%	20.7%
Income (loss) from operations	(25.5)%	(4.0)%	22.7%
Interest and other income (expense), net	(1.4)%	0.4%	(0.6)%
Income (loss) before income taxes	(26.9)%	(3.6)%	22.1%
Income tax benefit (expense)	(7.7)%	2.8%	(2.8)%
Net income (loss)	(34.6)%	(0.8)%	19.3%

Comparison of Years Ended December 31, 2019 and 2018

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	Years ended December 31,				Change
		% of		% of
	2019	Revenue	2018	Revenue	Amount	%
Data Center	$143,562	75.2%	$200,236	74.9%	$(56,674)	(28.3)%
CATV	37,329	19.6%	51,699	19.3%	(14,370)	(27.8)%
Telecom	8,429	4.4%	13,159	4.9%	(4,730)	(35.9)%
FTTH	190	0.1%	818	0.3%	(628)	(76.8)%
Other	1,362	0.7%	1,553	0.6%	(191)	(12.3)%
Total Revenue	$190,872	100.0%	$267,465	100.0%	$(76,593)	(28.6)%

The decrease in revenue for the year was driven primarily by decreased demand for our 40 Gbps and 100 Gbps transceivers. The decrease in 100 Gbps demand was mostly from one major customer, while this decrease was partially offset by growth in 100 Gbps transceivers from another of our major customers. We believe that the decrease in 40 Gbps transceiver sales is related to a broad industry trend of reducing 40 Gbps infrastructure in favor of 100 Gbps infrastructure. The decrease in revenue in our CATV market for the year was mainly a result of reduced overall market demand for CATV outside plant products, which we attribute to reduced desire on the part of CATV MSOs to deploy capex to increase their network capacity. The decrease in revenue in our telecom market was primarily attributable to decreased demand for certain of our legacy telecom products by our customers, partially offset by sales of newer-generation products such as those designed for 5G mobile networks.

In the years ended December 31, 2019 and 2018, our top ten customers represented 88.1%, and 92.9% of our revenue, respectively.

Cost of goods sold and gross margin

	Years ended December 31,
	2019		2018		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$144,671	75.8%	$179,692	67.20%	$(35,021)	(19.5)%
Gross margin	46,201	24.2%	87,773	32.80%

Cost of goods sold decreased by $35.0 million, or 19.5%, from 2018 to 2019, primarily due to a 28.6% decrease in sales over the prior year. The decrease in gross margin for the year ended December 31, 2019 compared to the same period ended December 31, 2018 was primarily the result of changes in the mix of products within our datacenter segment. In particular, we saw an increase in sales of certain lower-cost 100 Gbps transceivers, designed for shorter reaches within the datacenter, relative to sales of transceivers designed for longer reaches. This product mix resulted in an overall reduction in gross margin. Also contributing to the reduced gross margin was quality and testing costs that we incurred in the first part of the year.

Operating expenses

	Years ended December 31,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$43,399	22.7%	$49,903	18.7%	$(6,504)	(13.0)%
Sales and marketing	10,060	5.3%	9,141	3.4%	919	10.1%
General and administrative	41,489	21.7%	39,497	14.8%	1,992	5.0%
Total operating expenses	$94,948	49.7%	$98,541	36.9%	$(3,593)	(3.6)%

Research and development expense

Research and development expense decreased by $6.5 million, or 13.0%, from 2018 to 2019. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 40 Gbps, 100 Gbps, and 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. Research and development costs decreased from 2018 to 2019 due mainly to decreases in costs from R&D work orders, depreciation expense related to R&D equipment, and materials and supplies used in R&D activities. These decreases were offset by increases in personnel related costs.

Sales and marketing expense

Sales and marketing expense increased by $0.9 million, or 10.1%, from 2018 to 2019. This increase was due to increases in personnel costs, share-based compensation expenses, duties and freight, and trade show expenses.

General and administrative expense

General and administrative expense increased by $2.0 million, or 5.0%, from 2018 to 2019. These increases were primarily due to an increase in share-based compensation expenses, depreciation expenses, insurance expenses and professional service fees, including legal expenses. These increases were partially offset by a decrease in personnel related costs.

Other income (expense), net

	Years ended December 31,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$925	0.5%	$282	0.1%	$643	228.0%
Interest expense	(5,405)	(2.8)%	(1,106)	(0.4)%	(4,299)	388.7%
Other income, net	1,840	1.0%	1,814	0.7%	26	1.4%
Total other income (expense), net	$(2,640)	(1.4)%	$990	0.4%	$(3,630)	(366.7)%

Interest income increased by $0.6 million, or 228.0% from 2018 to 2019 due to higher interest rates and larger cash balances during the year.

Interest expense increased by $4.3 million, or 388.7% from 2018 to 2019 due to higher debt balances, including convertible senior notes and higher interest rates during the year.

Other income increased slightly from 2018 to 2019.This increases was primarily due to the receipt of government subsidies associated with our investments in new product development and for qualifying as a high-tech enterprise in China. These increases were partially offset by the decrease in foreign currency transaction gains.

Benefit (provision) for income taxes

	Years ended December 31,
	2019	2018	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(14,662)	$7,632	(22,294)	(292.1)%

Our income tax benefit (provision) consists of U.S. income tax, state taxes, and Taiwan and China income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

We recorded a tax expense of $14.7 million for the year ended December 31, 2019 as compared to the tax benefit of $ 7.6 million for the year ended December 31, 2018. The income tax expense in the year ended December 31, 2019 was primarily related to the recognition of research and development credits, offset by the recognition a valuation allowance on our US and state deferred tax assets, and due to excess tax benefits attributable to share-based compensation, and as well as the tax rates in foreign jurisdictions. The income tax benefit recorded in the year ended December 31, 2018 was primarily related to the impact of changes to tax law, offset by the recognition of excess tax benefits attributable to share-based compensation as well as the recognition of research and development credits.

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

	Years ended December 31,				Change
		% of		% of
	2018	Revenue	2017	Revenue	Amount	%
Data Center	$200,236	74.9%	$306,712	80.2%	$(106,476)	-34.7%
CATV	51,699	19.3%	60,756	15.9%	(9,057)	-14.9%
Telecom	13,159	4.9%	12,899	3.4%	260	2.0%
FTTH	818	0.3%	490	0.1%	328	66.9%
Other	1,553	0.6%	1,472	0.4%	81	5.5%
Total Revenue	$267,465	100.0%	$382,329	100.0%	$-114,864	46.6%

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

In the years ended December 31, 2018 and 2017, our top ten customers represented 92.9% and 94.9% of our revenue, respectively.

Cost of goods sold and gross margin

	Years ended December 31,
	2018		2017		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$179,692	67.20%	$216,049	56.5%	$(36,357)	(16.8)%
Gross margin	87,773	32.80%	166,280	43.5%

Cost of goods sold decreased by $36.4 million, or 16.8%, from 2017 to 2018, primarily due to a 30.0% decrease in sales over the prior year. The decrease in gross margin for the year ended December 31, 2018 compared to the same period ended December 31, 2017 was primarily the result of lower capacity utilization, resulting in higher fixed cost absorption for 100 Gps products produced and shipped in the period.  In addition, additional costs were incurred for more extensive quality and reliability testing. As noted in the revenue discussion above, production was reduced while we investigated customer reports of failures of similar products shipped previously.  This decreased production quantity resulted in higher fixed-cost absorption, and eliminating potentially defective units from our production process temporarily reduced product yields in the third and fourth quarters of 2018.

Operating expenses

	Years ended December 31,
	2018		2017		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$49,903	18.7%	$35,365	9.2%	$14,538	41.1%
Sales and marketing	9,141	3.4%	8,702	2.3%	439	5.0%
General and administrative	39,497	14.8%	35,262	9.2%	4,235	12.0%
Total operating expenses	$98,541	36.9%	$79,329	20.7%	$19,212	24.2%

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

Interest expense increased by 28.9% from 2017 to 2018 due to higher debt balances along with higher interest rates in 2018.

Other income (expense) for 2018 was income of $1.8 million, a $3.6 million favorable increase as compared to 2017. These increases were due to the increase of foreign exchange gains resulting from the favorable fluctuation of certain Asian currencies against the U.S. dollar and higher subsidies during the current year from the Chinese government related to our qualification as a high-tech enterprise.

Benefit (provision) for income taxes

	Years ended December 31,
	2018	2017	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$7,632	$(10,575)	18,207	(172.2)%

Our income tax expense (benefit) consisted of U.S. income tax, state taxes, Taiwan and China income tax recorded during the periods. Our effective tax rate was affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earned in those jurisdictions.

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

Liquidity and Capital Resources

As of December 31, 2019, we had $48.8 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2019, our cash, cash equivalents, restricted cash and short-term investments totaled $67.0 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes. On October 24, 2019, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on January 9, 2020, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. No shares of common stock have been sold pursuant to this Registration Statement on Form S-3.

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024, bearing interest at a rate of 5% per year maturing on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the Notes generated net proceeds of $76.4 million, after expenses. Also refer to Note L “Convertible Senior Notes” to the consolidated financial statements for further discussion of the Notes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Years ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$(1,754)	$14,029	$84,284
Net cash used in investing activities	(32,116)	(76,514)	(70,159)
Net cash provided by financing activities	42,596	34,803	18,244
Effect of exchange rates on cash and cash equivalents	298	1,738	(385)
Net increase (decrease) in cash	$9,024	$(25,944)	$31,984

Operating activities

In 2019, net cash used in operating activities was $1.8 million. Net cash used in operating activities consisted of our net loss of $66.0 million, after the exclusion of non-cash items of $57.8 million, an increase in accounts receivable from our customers of $4.3 million and a decrease in accrued liabilities of $0.3 million. These cash decreases were offset by a decrease in inventory of $1.6 million, an increase in accounts payable to our vendors of $3.2 million, a decrease in prepaid tax of $1.0 million and a decrease in other current assets of $5.5 million.

In 2018, net cash provided by operating activities was $14.0 million. Net cash provided by operating activities consisted of our net loss of $2.1 million, after the exclusion of non-cash items of $38.5 million, an increase in accounts receivable from our customers of $29.3 million and an increase in accrued liabilities of $0.6 million. These cash increase were offset by an increase in inventory of $28.4 million, a decrease in account payable to our vendors of $13.7 million, a decrease in accrued income tax of $7.4 million and an increase in other current assets of $3.0 million.

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

In 2019, net cash used in investing activities was $32.1 million. The net cash used consisted of spending on China factory construction, purchase and prepaid of additional property, plant and equipment of $31.5 million.

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

In 2019, our financing activities provided $42.6 million in cash. We received $76.4 million proceeds from the issuance of convertible senior notes offset by net bank loan and bank acceptance notes repayments of $32.9 million. These activities were offset by $0.9 million related to tax withholding associated with employee share-based compensation.

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

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with Branch Banking and Trust ("BB&T") Bank in the U.S.  This loan contains financial covenants that may limit the amount and types of debt that we may incur.  As of December 31, 2019, we were in compliance with these covenants.

In Taiwan, we have a revolving credit facility with Taishin International Bank, a revolving credit facility with Far Eastern International Bank Co., Ltd. and an equipment finance agreement with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. In China, we have a revolving line of credit with China Merchants Bank Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd and a credit facility with China Zheshang Bank Co., Ltd. for our China subsidiary, Global.

As of December 31, 2019, we had $48.8 million of unused borrowing capacity.

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024. The Notes will mature on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms.

See Note K “Notes Payable and Long-term Debt” and Note L “Convertible Senior Notes” of our Consolidated Financial Statements for a description of our notes payable and long-term debt and convertible senior notes.

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location.  Construction costs for these facilities under this contract are estimated to total approximately $27.5 million.  As of December 31, 2019, approximately $23.8 million of this total cost has been incurred, with the remaining portion due as the construction progresses. Construction under this contract is expected to be completed in mid 2020.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$56,233	$39,681	$16,552	$—	$—
Convertible senior notes(2)	98,501	4,025	8,050	86,426	—
Operating leases(3)	10,712	1,234	2,257	2,181	5,040
Financing leases(3)	131	22	44	65	—
Total commitments	$165,577	$44,962	$26,903	$88,672	$5,040

1)

We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.

2)	We issued convertible senior notes due 2024. The amount presented in the table represents the principal portion and estimated interest expense for the obligation.
3)	We have entered into various non-cancellable lease agreements for our offices in Taiwan and in the U.S.

Inflation

We believe that the relatively low rate of inflation in the U.S. over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. To the extent we expand our operations in China and Taiwan, such actions may result in inflation having a more significant impact on our operating results in the future.

Off-Balance Sheet Arrangements

During 2019, 2018 and 2017, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

We believe that of our significant accounting policies, which are described in Note B to our consolidated financial statements appearing elsewhere in this Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue recognition

We generally employ a direct sales model in North America, and in the rest of the world we use both direct and indirect channels. Our revenue recognition policy is to recognize gross revenue, whether our products are sold on a direct or indirect basis, because our reseller customers (indirect channel) honor the same terms and conditions as do our direct sales customers. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Contracts or customer purchase orders are used to determine the existence of an obligation. Shipping documents are used to verify delivery. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. Certain customers may receive cash and/or non-cash incentives, which are accounted for as variable consideration. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and the customer’s payment history. Customers are generally extended net 30 credit terms from the date of shipment, with some extensions for more creditworthy customers.

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

Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the estimated grant date fair value in order to recognize compensation cost for those shares expected to vest. Compensation cost is recognized on a straight-line basis over the vesting period of the restricted stock units and adjusted as forfeitures occur.

Long-lived assets

Depreciation and amortization of the intangible assets and other long-lived assets is provided using the straight-line method over their respective estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in our capital strategy could cause the actual useful lives of intangible assets or other long-lived assets to differ from initial estimates. When we become aware of such changes, we review the anticipated useful life of the affected assets and make any necessary revisions.  In those cases where we determine that the useful life of an asset should be revised, we depreciate the remaining net book value over the new estimated useful life.  In December, 2019, our production management undertook a review of the estimated useful life of many of our production-related assets.  Based on the results of this review, we believe that it is reasonably likely that estimated asset useful lives may be changed in the near term.  If useful lives are revised, we generally expect these revisions to result in longer than current useful lives, and thus lower annual depreciation expense for this equipment.

We evaluate the carrying value of long-lived assets for potential impairment when we determine a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable we perform an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amount of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. We did not record any asset impairment charges in 2019 or 2018.

Valuation of inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. We assess the valuation of our inventory on a periodic basis and provide an allowance for the value of estimated excess and obsolete inventory based on estimates of future demand. During the years ended December 31, 2019, 2018 and 2017, we recorded excess and obsolete inventory reserve charges of $6.8 million, $7.2 million, and $1.9 million, respectively. For the years December 2019, 2018 and 2017, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $13.4 million, $12.3 million, and $6.8 million, respectively.

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

On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $25.7 million has been recorded related to our US and state deferred tax assets to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

See additional information regarding income taxes in Note O of our Consolidated Financial Statements.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of December 31, 2019, our U.S. debt bears a variable rate of interest that is based on LIBOR. The debt subject to variable rates is subject to fluctuation in the LIBOR. As of December 31, 2019, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended December 31, 2019, an increase of 1.0% in each of our interest rates would have resulted in an increase of $1.3 million in our interest expense for such period.

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

During the year ended December 31, 2019, we recognized less than $0.1 million of exchange gains arising from foreign currency transactions and re-measurement of monetary assets and liabilities dominated in non-functional currency on the balance sheet date.

During the year ended December 31, 2019, 3.2% of our revenue was denominated in RMB and none of our revenue was denominated in NT dollars. In the year ended December 31, 2019, 21.9% of our operating expenses were denominated in RMB and 28.2% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income, and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2019, our operating expenses would have had been higher by $0.5 million.

As of December 31, 2019, we held the U.S. dollar denominated assets net of liabilities of approximately $8.9 million in our China subsidiary and $6.34 million in our Taiwan branch. With respect to these U.S. dollar denominated net assets as of December 31, 2019, if exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2019, our other operating expenses would have been increase by $0.2 million. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income as reported in U.S. dollars.

We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-30 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included below, on the effectiveness of our internal control over financial reporting as of December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 28, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

The information required regarding our executive officers is incorporated herein by reference from the information contained in our Proxy Statement.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2019.

Item 11.	Executive Compensation

The information required regarding the compensation of our directors and executive officers is incorporated herein by reference from the information contained in the sections entitled “Summary Compensation Table,” “Director Compensation,” and “Compensation Committee Report” in our Proxy Statement.

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

The information required regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference from the information contained in the section entitled “Equity Compensation Plan Information” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required regarding related transactions is incorporated herein by reference from the information contained in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14, regarding principal accounting fees and services is incorporated by reference from the information contained in our Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

Part IV

Item 15.	Exhibits, Financial Statements Schedules

(a)(1) The consolidated financial statements are listed on the Index to Consolidated Financial Statements to this report beginning on page F-1.

(a)(2) Financial Statement Schedules. Financial statement schedules have been omitted, as the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto appearing in this Form 10-K.

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

4.2		Indenture, dated as of March 5, 2019 between Applied Optoelectronics, Inc. and Wells Fargo Bank, National Association, as trustee, paying agent, and conversion agent	8-K	001-36083	4.1	March 5, 2019

4.3		Form of Note representing the Company’s 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture)	8-K	001-36083	4.1	March 5, 2019

4.4	*	Description of Company’s Common Stock

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	2004 Incentive Share Plan	S-1	333-190591	10.4	August 13, 2013

10.2.1	†	Form of Stock Option Agreement under 2004 Incentive Share Plan	S-1	333-190591	10.4.1	August 13, 2013

10.3	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.3.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.3.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1	333-190591	10.5.2	August 13, 2013

10.4	†	Amended and Restated 2013 Equity Incentive Plan	10-K	001-36083	10.6	March 9, 2017

10.4.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

10.4.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.4.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.4.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.5	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated January 28, 2007	S-1	333-190591	10.12	August 13, 2013

10.5.1	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10. 6	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016

10.7	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016

10.8	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016

10.9	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and David C. Kuo	10-K	001-36083	10.9	February 28, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.10	Loan Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2017

10.10.1	Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.2	October 4, 2017

10.10.2	Addendum to the Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.3	October 4, 2017

10.10.3	BB&T Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	October 4, 2017

10.10.4	Trademark Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	October 4, 2017

10.10.5	Patent Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	October 4, 2017

10.11	Supply Agreement, effective November 8, 2017, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.1	February 24, 2018

10.12	Master Purchase Agreement, effective January 2, 2018, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.2	February 21, 2018

10.13	Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30	February 28, 2018

10.13.1	Translation of Investment and Construction Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30.1	February 28, 2018

10.14	Translation of Construction Agreement between Global Technology, Inc. and Zhejiang Xinyu Construction Group Co., Ltd. dated February 8, 2018	10-Q	001-36083	10.5	May 8, 2018

10.15	First Amendment to Loan Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	April 5, 2018

10.15.1	Addendum to the Promissory Note ($60 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	April 5, 2018

10.15.2	Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.3	April 5, 2018

10.15.3	Addendum to the Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	April 5, 2018

10.15.4	Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	April 5, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15.5	Addendum to the Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	April 5, 2018

10.15.6	Note Modification Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.7	April 5, 2018

10.15.7	Assignment of Lease and Rent, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.8	April 5, 2018

10.15.8	Texas Deed of Trust and Security Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.9	April 5, 2018

10.15.9	Environmental Certification and Indemnity Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.10	April 5, 2018

10.16	Translation of the Approval Notice of Credit Line, dated June 12, 2018,between Prime World International Holdings Ltd. and Taishin International Bank	8-K	001-36083	10.1	June 25, 2018

10.16.1	Translation of the Credit Facility Agreement, dated June 19, 2018, between Prime World International Holdings Ltd. and Taishin International Bank	8-K	001-36083	10.2	June 25, 2018

10.16.2	Translation of the Agreement on Providing Collateral, dated June 19, 2018, between Prime World International Holdings Ltd., and Taishin International Bank	8-K	001-36083	10.3	June 25, 2018

10.16.3	Translation of the NT$300 Million Promissory Note, dated June 19, 2018, between Prime World International Holdings Ltd. and Taishin International Bank	8-K	001-36083	10.4	June 25, 2018

10.16.4	Translation of the Maximum Loan (Credit Line) Agreement, dated September 21, 2018, between Global Technology, Inc. and China Construction Bank Co., Ltd.	8-K	001-36083	10.1	September 27, 2018

10.16.5	Translation of the Security Agreement, dated September 21, 2018, between Global Technology, Inc. and China Construction Bank Co., Ltd.	8-K	001-36083	10.2	September 27, 2018

10.17	Letter of Offer, dated July 26, 2018, between Prime World International Holdings, Ltd. and the Development Bank of Singapore (Taiwan) Ltd.	8-K	001-36083	10.1	October 9, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17.1	Conditions Governing Facilities Granted by and Transactions Entered into with DBS Bank (Taiwan) Ltd., dated October 3, 2018, between Prime World International Holdings Ltd. and the Development Bank of Singapore (Taiwan) Ltd.	8-K	001-36083	10.2	October 9, 2018

10.18	First Amendment to Lease, dated October 8, 2018, between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC.	8-K	001-36083	10.1	October 12, 2018

10.19	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note, dated November 29, 2019, between Prime World International Holdings, Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	December 6, 2018

10.20	Translation of Agreement for Individually Negotiated Terms and Conditions, dated December 11, 2018, between Prime World International Holdings, Ltd., and CTBC Bank, Ltd.	8-K	001-36083	10.1	December 17, 2018

10.20.1	Translation of Approval Notice, dated October 31, 2018, between Prime World International Holdings, Ltd., and CTBC Bank, Ltd.	8-K	001-36083	10.2	December 17, 2018

10.20.2	Translation of General Agreement for Omnibus Credit Lines, dated December 11, 2018, between Prime World International Holdings, Ltd., and CTBC Bank, Ltd.	8-K	001-36083	10.3	December 17, 2018

10.20.3	Translation of Promissory Note, dated December 11, 2018, between Prime World International Holdings, Ltd., and CTBC Bank, Ltd.	8-K	001-36083	10.4	December 17, 2018

10.21	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note, dated January 21, 2019, between Prime World International Holdings, Ltd. and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	January 25, 2019

10.22	Second Amendment to Loan Agreement, dated February 1, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	February 7, 2019

10.23	Purchase Agreement, dated as of February 28, 2019 by and among Applied Optoelectronics, Inc., Raymond James & Associates, Inc. and Cowen and Company, LLC	8-K	001-36083	10.1	March 5, 2019

10.23.1	Third Amendment to Loan Agreement, dated March 5, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	March 5, 2019

10.24	Translation of Approval Notice between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.1	April 17, 2019

10.24.1	Translation of Comprehensive Credit Facilities Master Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.2	April 17, 2019

10.24.2	Translation of Credit Terms / Financial Transaction Terms Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.3	April 17, 2019

10.24.3	Translation of Promissory Note between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.4	April 17, 2019

10.25	Translation of the Credit Granting Agreement, between Global Technology, Inc. and China Merchants Bank Co., Ltd., dated April 19, 2019	8-K	001-36083	10.1	April 25, 2019

10.26	Translation of the Working Capital Loan Contract, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated April 30, 2019	8-K	001-36083	10.1	May 6, 2019

10.27	Translation of the Working Capital Loan Contract (RMB 30,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 7, 2019	8-K	001-36083	10.1	May 13, 2019

10.27.1		Translation of the Working Capital Loan Contract (USD 2,000,000),between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 8, 2019	8-K	001-36083	10.2	May 13, 2019

10.28		Translation of the Financing Credit Line Agreement, dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.1	May 31, 2019

10.28.1		Translation of the Maximum Mortgage Contract (Security Agreement), dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.2	May 31, 2019

10.29		Translation of the Maximum Loan Contract (¥100M), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.1	June 27, 2019

10.29.1		Translation of the Maximum Mortgage Contract (the “Real Estate Security Agreement”), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.2	June 27, 2019

10.29.2		Translation of the Maximum Loan Contract (¥50M), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.3	June 27, 2019

10.29.3		Translation of the Maximum Mortgage Contract (the “Machinery and Equipment Security Agreement”), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.4	June 27, 2019

10.30		Translation of the Approval Notice of Credit Line, dated July 8, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.11	August 8, 2019

10.30.1		Translation of the General Agreement for Financial Transaction, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.12	August 8, 2019

10.30.2		Translation of the Credit Facility Agreement, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.13	August 8, 2019

10.30.3		Translation of the Promissory Note, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.14	August 8, 2019

10.31		Fourth Amendment to Loan Agreement, dated September 30, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2019

10.31.1		Note Modification Agreement, dated September 30, 2019, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.2	October 4, 2019

10.31.2		Addendum To Promissory Note, dated September 30, 2019, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.3	October 4, 2019

10.32		Second Amendment to Lease, dated November 11, 2019, between Applied Optoelectronics, Inc. and ROIB2 Breckinridge, LLC.	8-K	001-36083	10.1	November 18, 2019

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see the signature page in this Annual Report on Form 10-K).

31.1	*

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

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

†     Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2020.

APPLIED OPTOELECTRONICS, INC.

	By:	/s/ Chih-Hsiang (Thompson) Lin
Chih-Hsiang (Thompson) Lin,
President and Chief Executive Officer and
Chairman of the Board of Directors
February 28, 2020

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

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin
CHIH-HSIANG (THOMPSON) LIN,
President, Chief Executive Officer and	February 28, 2020
Chairman of the Board of Directors
(principal executive officer)

/s/ STEFAN J. MURRY
STEFAN J. MURRY,
Chief Financial Officer	February 28, 2020
(principal financial officer and
principal accounting officer)

Signature	Date

/s/ WILLIAM H. YEH
WILLIAM H. YEH,	February 28, 2020
Director

/s/ RICHARD B. BLACK
RICHARD B. BLACK,	February 28, 2020
Director

/s/ CHE-WEI LIN
CHE-WEI LIN,	February 28, 2020
Director

/s/ ALEX IGNATIEV
ALEX IGNATIEV,	February 28, 2020
Director

/s/ ALAN MOORE
ALAN MOORE,	February 28, 2020
Director

/s/ MIN-CHU (MIKE) CHEN
MIN-CHU (MIKE) CHEN,	February 28, 2020
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report February 28, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note B  to the consolidated financial statements, the Company has changed its method of accounting for leases on January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02: Leases (Topic 842).

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

Houston, Texas

February 28, 2020

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$59,977	$55,646
Restricted cash	7,051	2,358
Accounts receivable - trade, net of allowance of $30 and $32, respectively	34,655	30,534
Inventories	85,028	93,256
Prepaid income tax	224	1,188
Prepaid expenses and other current assets	5,869	11,293
Total current assets	192,804	194,275
Property, plant and equipment, net	248,444	234,211
Land use rights, net	5,598	5,814
Operating right of use asset	7,768	—
Financing right of use asset	119	—
Intangible assets, net	4,081	3,977
Deferred income tax assets	7,287	21,714
Other assets, net	724	6,849
TOTAL ASSETS	$466,825	$466,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$33,371	$23,589
Accounts payable	32,828	29,910
Bank acceptance payable	6,310	4,628
Current lease liability - operating	965	—
Current lease liability - financing	17	—
Accrued liabilities	17,864	19,291
Total current liabilities	91,355	77,418
Notes payable and long-term debt, less current portion	16,552	60,328
Convertible senior notes	77,041	—
Non-current lease liability - operating	7,983	—
Non-current lease liability - financing	100	—
TOTAL LIABILITIES	193,031	137,746
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 20,140 and 19,810 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	20	20
Additional paid-in capital	303,401	292,480
Accumulated other comprehensive income	430	602
Retained earnings (Accumulated deficit)	(30,057)	35,992
TOTAL STOCKHOLDERS' EQUITY	273,794	329,094
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$466,825	$466,840

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2019	2018	2017
Revenue, net	$190,872	$267,465	$382,329
Cost of goods sold	144,671	179,692	216,049
Gross profit	46,201	87,773	166,280
Operating expenses
Research and development	43,399	49,903	35,365
Sales and marketing	10,060	9,141	8,702
General and administrative	41,489	39,497	35,262
Total operating expenses	94,948	98,541	79,329
Income (loss) from operations	(48,747)	(10,768)	86,951
Other income (expense)
Interest income	925	282	221
Interest expense	(5,405)	(1,106)	(858)
Other income, net	1,840	1,814	(1,788)
Total other income (expense), net	(2,640)	990	(2,425)
Income (loss) before income taxes	(51,387)	(9,778)	84,526
Income tax benefit (expense)	(14,662)	7,632	(10,575)
Net income (loss)	$(66,049)	$(2,146)	$73,951
Net income (loss) per share
Basic	$(3.31)	$(0.11)	$3.87
Diluted	$(3.31)	$(0.11)	$3.67

Weighted average shares used to compute net income (loss) per share:
Basic	19,982,363	19,646,646	19,097,355
Diluted	19,982,363	19,646,646	20,139,105

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2019	2018	2017
Net income (loss)	$(66,049)	$(2,146)	$73,951
Loss on foreign currency translation adjustment	(172)	(9,141)	10,628
Comprehensive loss	$(66,221)	$(11,287)	$84,579

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2017, 2018 and 2019

(in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity
January 1, 2017	—	$—	18,400	$18	$265,264	$(885)	$(37,013)	$227,384
Public offering of common stock, net	—	—	459	1	21,571	—	—	21,572
Stock options exercised, net of shares withheld for employee tax	—	—	418	—	(6,623)	—	—	(6,623)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	174	—	(2,631)	—	—	(2,631)
Share-based compensation	—	—	—	—	7,795	—	—	7,795
Cumulative effect of previously unrecognized tax benefits	—	—	—	—	—	—	1,200	1,200
Net income	—	—	—	—	—	—	73,951	73,951
Foreign currency translation adjustment	—	—	—	—		10,628	—	10,628
December 31, 2017	—	$—	19,451	$19	$285,376	$9,743	$38,138	$333,276
Stock options exercised, net of shares withheld for employee tax	—	—	121	—	(2,073)	—	—	(2,073)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	238	1	(1,943)	—	—	(1,942)
Share-based compensation	—	—	—	—	11,120	—	—	11,120
Cumulative effect of previously unrecognized tax benefits	—	—	—	—	—	(9,141)	—	(9,141)
Net loss	—	—			—		(2,146)	(2,146)
December 31, 2018	—	$—	19,810	$20	$292,480	$602	$35,992	$329,094
Stock options exercised, net of shares withheld for employee tax	—	—	3	—	14	—	—	14
Issuance of restricted stock, net of shares withheld for employee tax	—	—	327	0	(897)	—	—	(897)
Share-based compensation	—	—	—	—	11,804	—	—	11,804
Foreign currency translation adjustment	—	—	—	—	—	(172)	—	(172)
Net loss	—	—	—	—	—	—	(66,049)	(66,049)
December 31, 2019	—	$—	20,140	$20	$303,401	$430	$(30,057)	$273,794

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018	2017
Operating activities:
Net income (loss)	$(66,049)	$(2,146)	$73,951
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market reserve adjustment to inventory	6,774	7,166	1,866
Depreciation and amortization	24,014	29,698	20,381
Amortization of debt issuance costs	892	42	81
Deferred income taxes, net	14,570	(8,964)	(114)
Loss on disposal of assets	13	7	97
Share-based compensation	11,804	11,120	7,795
Unrealized foreign exchange gain (loss)	(245)	(548)	330
Changes in operating assets and liabilities:
Accounts receivable, trade	(4,355)	29,316	(10,080)
Prepaid income tax	961	230	(1,386)
Inventories	1,560	(28,403)	(21,876)
Other current assets	5,514	(2,939)	(4,266)
Operating right of use asset	847	—	—
Accounts payable	3,150	(13,714)	7,249
Accrued income taxes	—	(7,390)	6,204
Accrued liabilities	(308)	554	4,052
Lease liability	(896)	—	—
Net cash provided (used in) by operating activities	(1,754)	14,029	84,284
Investing activities:
Maturities of short-term investments	—	36	8
Purchase of property, plant and equipment	(28,789)	(71,854)	(66,968)
Purchase of land use rights	—	(5,591)	—
Proceeds from disposal of equipment	1	697	171
Deposits and prepaid for equipment	(2,688)	674	(2,871)
Purchase of intangible assets	(640)	(476)	(499)
Net cash used in investing activities	(32,116)	(76,514)	(70,159)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	13,661	47,849	—
Principal payments of long-term debt and notes payable	(43,363)	(3,133)	(42,758)
Proceeds from line of credit borrowings	83,434	155,078	88,003
Repayments of line of credit borrowings	(88,299)	(165,569)	(39,003)
Proceeds from bank acceptance payable	13,638	4,595	—
Repayments of bank acceptance payable	(11,952)	—	(309)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	76,362	—	—
Principal payments of financing lease	(2)
Exercise of stock options	14	120	1,460
Payments of tax withholding on behalf of employees related to share-based compensation	(897)	(4,137)	(10,721)
Proceeds from common stock offering, net	—	—	21,572
Net cash provided by financing activities	42,596	34,803	18,244
Effect of exchange rate changes on cash	298	1,738	(385)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,024	(25,944)	31,984
Cash, cash equivalents and restricted cash at beginning of period	58,004	83,948	51,964
Cash, cash equivalents and restricted cash at end of period	$67,028	$58,004	$83,948
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$3,172	$848	$872
Income taxes	(890)	8,470	5,835
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$(3,869)	$(1,151)	$4,582
Net change in deposits and prepaid for equipment related to property and equipment additions	8,801	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND OPERATIONS

Applied Optoelectronics, Inc. (“AOI” or the “Company”) was incorporated in the State of Texas on February 28, 1997. In March 2013, the Company converted into a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, CATV, telecom and FTTH. The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $15.1 million and $8.0 million at December 31, 2019 and 2018, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2019, approximately $51.3 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

6.	Restricted Cash/Compensating Balances

Restricted cash includes guarantee deposits for customs duties and compensating balances associated with credit facilities.

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

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2019, 2018 and 2017, its top five customers represented 80.7%, 85.7%, and 86.1% of its revenue, respectively. In 2019, Microsoft, Amazon, Facebook and Cisco represented 32.2%, 24.0%, 10.9% and 10.0% of its revenue, respectively. In 2018, Facebook, Microsoft, Amazon and Cisco represented 38.3%, 22.1%, 12.1% and 9.9% of its revenue, respectively. In 2017, Amazon, Facebook, Microsoft and Cisco represented 35.4%, 28.6%, 13.8% and 4.8% of its revenue, respectively. The five largest receivable balances for customers represented an aggregate of 82.0% and 70.2% of total accounts receivable at December 31, 2019 and 2018, respectively. As of December 31, 2019, Microsoft and Amazon represented 32.0% and 33.0% of total accounts receivable, respectively. As of December 31, 2018, Microsoft, Amazon and Facebook represented 23.2%, 18.7%, and 12.6% of total accounts receivable, respectively. No other customer represented greater than ten percent of revenue in 2019, 2018 or 2017 had greater than ten percent of total accounts receivable at December 31, 2019 or 2018.

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

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2019, the Company had 291 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life between 10 and 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

12.	Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets. In accordance with ASC 360, the Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. The Company did not record any asset impairment charges in 2019 or 2018.

13.	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, (“ASC 220”) establishes rules for reporting and display of comprehensive income and its components. ASC 220 requires that unrealized gains and losses on the Company’s foreign currency translation adjustments be included in comprehensive income (loss).

14.	Share-based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the estimated grant date fair value in order to recognize compensation cost for those shares expected to vest. Compensation cost is recognized on a straight-line basis over the vesting period of the restricted stock units and adjusted as forfeitures occur.

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

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs may exceed the accrual, in which case the cost of sales will increase in the future. As of December 31, 2019 and 2018, the amount of accrued warranty was $0.8 million and $1.0 million, respectively.

17.	Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $0.5 million, $0.5 million, and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements Adopted in 2019

On February 25, 2016, the FASB released Accounting Standards Update ("ASU") No. 2016-02, Leases, to complete its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Company adopted this ASU on January 1, 2019 without any impact to beginning retained earnings. Upon adoption of the new lease standard, the Company elected the package of practical expedients which allowed it to carry forward the historical lease classification on existing leases at adoption. In addition, the Company elected the short-term lease recognition exemption for all leases that qualify. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases. The Company has implemented internal controls to enable the presentation of financial information on adoption. The standard has a material impact on the Company’s consolidated balance sheet, but did not have an impact in its consolidated income statements. The most significant effects of adopting the new standard relate to the recognition of new ROU assets and lease liabilities on its balance sheet for its Taiwan branch. See Note D, "Operating Leases" for additional information on the required disclosures related to the impact of adopting this standard.

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

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note R, "Segments and Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Years ended December 31,
		% of		% of		% of
	2019	Revenue	2018	Revenue	2017	Revenue
Data Center	$143,563	75.2%	$200,236	74.9%	$306,712	80.2%
CATV	37,328	19.6%	51,699	19.3%	60,756	15.9%
Telecom	8,429	4.4%	13,159	4.9%	12,899	3.4%
FTTH	190	0.1%	818	0.3%	490	0.1%
Other	1,362	0.7%	1,553	0.6%	1,472	0.4%
Total Revenue	$190,872	100.0%	$267,465	100.0%	$382,329	100.0%

NOTE D—Operating Leases

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

The Components of lease expense were as follows for the periods indicated (in thousands):

Year ended December 31,
2019
Operating lease expense	$1,229
Financing lease expense	5
Short Term lease expense	111
Total lease expense	$1,345

Maturities of lease liabilities are as follows for the future one-year periods ending December 31, (in thousands):

	Operating	Financing
2020	$1,234	$22
2021	1,159	22
2022	1,098	22
2023	1,091	65
2024	1,090	—
2025 and thereafter	5,040	—
Total lease payments	$10,712	$131
Less imputed interest	(1,764)	(14)
Present value	$8,948	$117

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

December 31,
2019
Weighted Average Remaining Lease Term (Years) - operating leases	9.23
Weighted Average Remaining Lease Term (Years) - financing leases	3.83
Weighted Average Discount Rate - operating leases	3.13%
Weighted Average Discount Rate - financing leases	5.00%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

Year ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,325
Operating cash flows from financing lease	8
Financing cash flows from financing lease	2
Right-of-use assets obtained in exchange for new operating lease liabilities	64
Right-of-use assets obtained in exchange for new finance lease liabilities	124

NOTE E—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$59,977	$55,646
Restricted cash	7,051	2,358
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$67,028	$58,004

Restricted cash includes guarantee deposits for customs duties and compensating balances associated with certain credit facilities. As of December 31, 2019 and 2018, there was $1.9 million and $2.4 million of restricted cash required for bank acceptance notes issued to vendors, respectively. There was $4.2 million and $0.0 million certificate of deposit associated with credit facilities with a bank in China as of December 31, 2019 and 2018 respectively.

NOTE F—EARNINGS PER SHARE

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

The following table presents the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands):

	Year ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$(66,049)	$(2,146)	$73,951
Denominator:
Weighted average shares used to compute net income (loss) per share
Basic	19,982	19,647	19,097
Effect of dilutive options and restricted stock units	—	—	1,042
Diluted	19,982	19,647	20,139
Net income (loss) per share
Basic	$(3.31)	$(0.11)	$3.87
Diluted	$(3.31)	$(0.11)	$3.67

The following potentially dilutive securities were excluded from diluted net income (loss) per share as their effect would have been antidilutive (in thousands):

	As of As of December 31,
	2019	2018
Employee stock options	44	263
Restricted stock units	1	117
Shares for convertible senior notes	4,587	—
Total antidilutive shares	4,632	380

NOTE G—INVENTORIES

At December 31, 2019 and 2018, inventories consisted of the following (in thousands):

	As of December 31,
	2019	2018
Raw materials	$15,570	$30,214
Work in process and sub-assemblies	50,787	49,192
Finished goods	18,671	13,850
Total inventory	$85,028	$93,256

For the years ended December 31, 2019, 2018 and 2017, the lower of cost or market reserve adjustment expensed for inventory was $6.8 million, $7.2 million, and $1.9 million , respectively. For the years December 31, 2019, 2018 and 2017, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $13.4 million, $12.3 million, and $6.8 million, respectively.

NOTE H—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	December 31, 2019	December 31, 2018
Land improvements	$806	$806
Building and improvements	83,846	80,960
Machinery and equipment	237,464	214,718
Furniture and fixtures	5,105	5,043
Computer equipment and software	10,506	9,709
Transportation equipment	658	658
	338,385	311,894
Less accumulated depreciation and amortization	(116,979)	(95,233)
	221,406	216,661
Construction in progress	25,937	16,449
Land	1,101	1,101
Total property, plant and equipment, net	$248,444	$234,211

For the years ended December 31, 2019, 2018 and 2017, depreciation expense of property, plant and equipment was $23.5 million, $29.2 million and $19.9 million , respectively.

As of December 31, 2019, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

NOTE I—INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods indicated (in thousands):

	December 31, 2019
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$7,638	$(3,560)	$4,078
Trademarks	17	(14)	$3
Total intangible assets	$7,655	$(3,574)	$4,081

	December 31, 2018
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$6,983	$(3,008)	$3,975
Trademarks	15	(13)	2
Total intangible assets	$6,998	$(3,021)	$3,977

For the years ended December 31, 2019, 2018 and 2017, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.5 million each year. The remaining weighted average amortization period for intangible assets is approximately 7 years.

At December 31, 2019, future amortization expense for intangible assets is estimated to be (in thousands):

2020	$537
2021	537
2022	537
2023	537
2024	537
thereafter	1,396
$4,081

NOTE J—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$59,977	$—	$—	$59,977
Restricted cash	7,051	—	—	7,051
Total assets	$67,028	$—	$—	$67,028
Liabilities:
Bank acceptance payable	—	$6,310	—	$6,310
Convertible senior notes	—	77,191	—	77,191
Total liabilities	$—	$83,501	$—	$83,501

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$55,646	$—	$—	$55,646
Restricted cash	2,358	—	—	2,358
Total assets	$58,004	$—	$—	$58,004
Liabilities:
Bank acceptance payable	—	$4,628	—	$4,628
Total liabilities	$—	$4,628	$—	$4,628

NOTE K—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31, 2019	December 31, 2018
Revolving line of credit with a U.S. bank up to $20,000 (2019) and $60,000 (2018) with interest at LIBOR plus 1.5% (2019) and 1.4% (2018), maturing April 2, 2021	$20,000	$23,104
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.15%, maturing April 1, 2024	—	20,067
Term loan with a U.S. bank with monthly payments of principal and interest at LIBOR plus 1.3%, maturing between April 1, 2023 and December 18, 2023	—	19,164
Revolving line of credit with a Taiwan bank up to $9,767 with 2% interest, maturing May 31, 2019		3,256
Revolving line of credit with a Taiwan bank up to $7,000 with interest ranging from 1.5% to 3.5%, matured July 26, 2019	—	3,550
Revolving line of credit with a Taiwan bank up to $3,336 with 2.2% interest, maturing July 31, 2020	3,336	—
Notes payable to a finance company due in monthly installments with 3.4% interest, maturing November 30, 2021	4,262	6,331
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	4,633	—
Revolving line of credit with a Taiwan bank up to $2,668 with interest of 1.7%, maturing April 11, 2020	2,668	—
Revolving line of credit with a China bank up to $18,599 with interest ranging from 4.1% to 4.6%, maturing September 21, 2023	—	8,652
Revolving line of credit with a China bank up to $25,449 with interest of 4.57%, maturing May 24, 2024	7,919	—
Credit facility with a China bank up to $7,167 with interest of 5.7%, maturing June 20, 2022	7,167	—
Sub-total	49,985	84,124
Less debt issuance costs, net	(62)	(207)
Grand total	49,923	83,917
Less current portion	(33,371)	(23,589)
Non-current portion	$16,552	$60,328

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$6,310	$4,628

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2019.

Maturities of notes payable and long-term debt are as follows for the future years ending December 31 (in thousands):

2020	$33,371
2021	10,838
2022	5,714
Total outstanding	$49,923

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

   On February 1, 2019, the Company executed a Second Amendment to Loan Agreement (the "Second Amendment") with BB&T. The original loan agreement with BB&T, executed on September 28, 2017, and a first amendment to the original loan agreement, executed on March 30, 2018, provided the Company with a three-year $60 million line of credit; a $26 million five-year CapEx Loan and a $21.5 million seventy-month real estate term loan for the Company’s plant and facilities in Sugar Land, Texas. The Second Amendment extends the CapEx Loan draw-down date from March 30, 2019 to September 30, 2019, requires the Company to provide BB&T monthly financial statements and allows additional unfinanced capital expenditures.

On March 5, 2019, the Company executed a Third Amendment to Loan Agreement (the “Third Amendment”) with BB&T pursuant to which the Company has established a revolving credit line used for working capital purposes.  The Third Amendment, among other things: (i) contemplates the issuance of the Notes (as defined in Note L below) and the subsequent conversion of the Notes into common stock in accordance with the terms of the Indenture, including the payment of cash for any fractional shares; (ii) adjusts pricing of the unused line fee to 0.20% per annum; (iii) reduces the maximum commitment under the line of credit from $60,000,000 to $25,000,000; and (iv) provides that, so long as the Company’s utilization of the revolving credit line is not greater than 60% of the available commitment, the Company will not be required to comply with its financial covenants, including its fixed charge coverage ratio or funded debt to EBITDA covenant, and provided that, such restriction on utilization will not apply during the period of time commencing seven business days prior to the end of any fiscal quarter through seven business days after the subsequent fiscal quarter.

On March 5, 2019, the Company used approximately $37.8 million of the net proceeds from the offering of the Notes to fully repay the CapEx Loan and Term Loan with BB&T.

On September 30, 2019, the Company executed a Fourth Amendment to Loan Agreement (the “Fourth Amendment”) with BB&T. Under the terms of the Fourth Amendment (i) the maximum commitment under the line of credit was reduced from $25,000,000 to $20,000,000; (ii) the maturity date of the line of credit was extended from September 28, 2020 to April 2, 2021; (iii) pricing of the unused line fee was adjusted to 0.30% per annum; and (iv) the Covenant Threshold Amount test created in the Third Amendment was removed and replaced with the requirement that if, at any time during any reporting period and pursuant to the most recent loan base report received by BB&T, the principal balance outstanding under the line of credit exceeds the lesser of the approved maximum amount of the line of credit commitment amount or the collateral loan value reduced by the reserves, the Company shall immediately prepay the line of credit to the extent necessary to eliminate such excess. Such reserves shall, at any time that the fixed charge coverage ratio for the loan is less than 1.5 to 1.0, tested for the period of twelve months ended on the applicable covenant measurement date, equal to an amount equal to seventy-five percent (75%) of the lesser of the line of credit commitment amount or collateral loan value reduced by the sum of (i) the principal balance outstanding under the line of credit, (ii) the letter of credit exposure reserve, and (iii) the availability reserve as determined by BB&T from the most recent loan base report and otherwise in the sole discretion of BB&T after consideration of collections.

As of December 31, 2019, the Company was in compliance with all covenants under the Loan Agreement. As of December 31, 2019, $20.0 million was outstanding under the Line of Credit.

On June 19, 2018, Prime World entered into a one year revolving credit facility totaling 300 million NT dollars, or approximately $9.7 million, (the “Taiwan Credit Facility”) with Taishin International Bank in Taiwan (“Taishin”). Borrowing under the Taiwan Credit Facility would have been used for short-term working capital. Prime World could have drawn upon the Taiwan Credit Facility from June 19, 2018 until July 31, 2019. The term of each draw would have been either 90 or 120 days. Borrowings under the Taiwan Credit Facility bore interest at a rate of 2.00% for 90 day draws and 1.95% for 120 day draws. At the end of the draw term, Prime World would have been required to make payments for all principal and accrued interest. The agreements for the Taiwan Credit Facility contained representations and warranties and events of default applicable to Prime World that are customary for agreements of this type. As of December 31, 2019, the Taiwan Credit Facility has been fully repaid and the agreement has terminated.

On July 23, 2019, Prime World entered into a one-year revolving credit facility totaling 100 million NT dollars, or approximately $3.3 million, (the “NT$100M Credit Line”) and 1 million USD (the “US$1M Credit Line”) with Taishin. Borrowing under the NT$100M Credit Line will be used for short-term working capital; the borrowing under the US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The NT$100M Credit Line and US$1M Credit Line are collectively referred to as the “Credit Facility”. Prime World may draw upon the Credit Facility from July 23, 2019 through July 31, 2020. The term of each draw shall be either 90 or 120 days. Borrowings under the NT$100M Credit Line will bear interest at a rate of 2.25% for 90 day draws and 2.2% for 120 day draws; borrowings under the US$1M Credit Line will bear interest equal to the Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Credit Facility will be secured by a promissory note executed between Prime World and Taishin. The agreements for the Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type.  As of December 31, 2019, $3.3 million was outstanding under the Credit Facility.

On October 3, 2018, Prime World entered into a revolving credit facility for up to $7 million, (the “Revolving Credit Facility”) with the Development Bank of Singapore (Taiwan) Ltd. (“DBS”). Borrowing under the Revolving Credit Facility will be used for short-term working capital. Prime World may draw upon the Revolving Credit Facility from October 3, 2018 until July 26, 2019.  The term of each draw shall be either 60 or 90 days depending on the purpose of the draw.  Borrowings under the Revolving Credit Facility bear interest at a rate equal to DBS’s cost of funds rate plus 1.25% for draws in U.S. dollars and 1.35% plus the Bank’s cost of funds rate for draws in NT dollars. As of the execution of the Revolving Credit Facility, DBS’s cost of fund’s rate is 0.77% for loans made in NT dollars and 2.54% for loans made in U.S. Dollars. DBS’s cost of fund’s rate is adjusted daily. Prime World is required to make monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. Prime World’s obligations under the Revolving Credit Facility is secured by promissory notes executed between Prime World and DBS at the time of each draw. The agreements for the Revolving Credit Facility contain representations and warranties and events of default applicable to the Prime World that are customary for agreements of this type. As of December 31, 2019, the Revolving Credit Facility has been fully repaid and the agreement has terminated.

On November 29, 2018, Prime World entered into a Purchase and Sale Contract (the “Sale Contract”) and an Equipment Finance Agreement with Chailease Finance Co., Ltd. (“Chailease”) in connection with certain equipment. Pursuant to the Sale Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,340,468, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Equipment Finance Agreement. Prime World is obligated to pay an initial payment of NT$67,340,468, or approximately $2.2 million, thereafter the monthly payments range from NT$5,571,229, or $0.2 million, to NT$6,139,188, or approximately $0.2 million. Based on the monthly payments made under the Equipment Finance Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease in the amount of NT$210,601,605, or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Equipment Finance Agreement. As of December 31, 2019, $4.3 million was outstanding under the Equipment Finance Agreement.

On January 21, 2019, Prime World entered into a Second Purchase and Sale Contract (the “Second Sales Contract”), Promissory Note, and a second Equipment Finance Agreement with Chailease in connection with certain equipment. Pursuant to the Second Sales Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,333,186, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Second Equipment Finance Agreement. Prime World is obligated to pay an initial monthly payment of NT$67,333,186, or approximately $2.2 million, thereafter the monthly payments range from NT$5,570,167, or approximately $0.2 million to NT$6,082,131, or approximately $0.2 million. Based on the monthly payments made under the Second Equipment Finance Agreement, the annual interest rate is calculated to be 3.1%. Upon an event of default under the Second Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease at the amount of NT$209,555,736 or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Second Equipment Finance Agreement. As of December 31, 2019, $4.6 million was outstanding under the Second Equipment Finance Agreement.

On December 11, 2018, Prime World entered into a one-year credit facility totaling NT$150 million, or approximately $4.9 million, (the “Credit Facility”) with CTBC Bank Co., Ltd. (“CTBC”). Borrowing under the Credit Facility will be used for short-term working capital. Prime World may draw upon the Credit Facility from December 11, 2018 until October 31, 2019. The term of each draw shall be up to 120 days. Under the Credit Facility borrowing in NT dollars will bear interest at a rate equal to CTBC’s Enterprise Swap Index Rate plus 1.2%; for all foreign currency borrowing interest bear at a rate equal to CTBC’s Cost of Fund lending rate plus 1.2%. As of the execution of the Credit Facility, CTBC’s Enterprise Swap Index Rate and Cost of Funds lending rate is 0.69% and 3.40% respectively.  At the end of the draw term, Prime World is required to make payments for all principal and accrued interest. The Credit Facility contains representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of December 31, 2019, the Credit Facility has been fully repaid and the agreement has terminated.

On April 11, 2019, Prime World entered into a one-year credit facility totaling NT$80 million, or approximately $2.6 million, (the “Far Eastern Credit Facility”) with Far Eastern International Bank Co., Ltd. (“Far Eastern”). Prime World may draw upon the Far Eastern Credit Facility from April 11, 2019 until April 11, 2020. The term of each draw shall be up to 180 days. Under the Far Eastern Credit Facility borrowing in NT dollars will bear interest at a rate equal to Far Eastern’s published one-year fixed term time deposits rate, plus 0.655%; for all foreign currency borrowing, interest shall be the TAIFX3 rate for the length of time equal to the term of the loan or the next longer tenor for which rates are quoted, plus 0.7%. As of the execution of the Far Eastern Credit Facility, Far Eastern’s published one-year fixed term time deposits rate and TAIFX3 rate are 1.045 % and 2.75%, respectively. Prime World’s obligations under the Far Eastern Credit Facility will be secured by a promissory note executed between Prime World and Far Eastern. As of December 31, 2019, $2.7 million was outstanding under the Far Eastern Credit Facility.

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

On April 19, 2019, the Company’s China subsidiary, Global, entered into a twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million, (the “China Merchants Credit Line”), with China Merchants Bank Co., Ltd., in Ningbo, China (“China Merchants”). The China Merchants Credit Line will be used by Global for general corporate purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the China Merchants Credit Line from April 19, 2019 until April 18, 2020 (the “Credit Period”). During the Credit Period, Global may request to draw upon the China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the China Merchants Credit Line and the approval of each draw may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the China Merchants Credit Line are unsecured. As of December 31, 2019, there was no outstanding balance under the China Merchants Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $0.1 million.

On April 30, 2019, the Company’s China subsidiary, Global, entered into a one-year credit facility totaling 9,900,000 RMB, or approximately $1.5 million, (the “SPD ¥9.9M Credit Facility”), with Shanghai Pudong Development Bank Co. ("SPD"). Borrowing under the SPD ¥9.9M Credit Facility will be used for short-term working capital. Global may draw upon the SPD ¥9.9M Credit Facility from April 30, 2019 until May 9, 2019. Borrowing under the SPD ¥9.9M Credit Facility will mature on April 30, 2020 and will bear interest equal to SPD’s published twelve (12) month prime loan rate in effect on the date of the draw, plus 0.2475%. Under the SPD ¥9.9M Credit Facility, Global will make monthly payments of accrued interest and the principal shall be repaid upon maturity. Global’s obligations under the SPD ¥9.9M Credit Facility are unsecured. The SPD ¥9.9M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

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

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with SPD. Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of December 31, 2019, $7.9 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $5.5 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 4, 2021 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. As of December 31, 2019, there was no outstanding balance under the ¥100M Credit Facility.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of December 31, 2019, $7.2 million was outstanding under the ¥50M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $0.8 million.

As of December 31, 2019 and 2018, the Company had $48.8 million and $69.4 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 1.76% and 2.50% at December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, there was $6.1 million and $2.4 million of restricted cash, investments or security deposit associated mainly with the loan facilities, respectively.

NOTE L—Convertible Senior Notes

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

December 31,
2019
Principal	$80,500
Unamortized debt issuance costs	(3,459)
Net carrying amount	$77,041

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

Pursuant to the guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company evaluated whether the conversion feature of the note needed to be bifurcated from the host instrument as a freestanding financial instrument. Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s own stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the conversion option is indexed to its own stock and also met all the criteria for equity classification contained in ASC 815-40-25-7 and 815-40-25-10. Accordingly, the conversion option is not required to be bifurcated from the host instrument as a freestanding financial instrument. Since the conversion feature meets the equity scope exception from derivative accounting, the Company then evaluated whether the conversion feature needed to be separately accounted for as an equity component under ASC 470-20, Debt with Conversion and Other Options.  The Company determined that notes should be accounted for in their entirety as a liability.

The Company incurred approximately $4.1 million in transaction costs in connection with the issuance of the Notes. These costs were recognized as a reduction of the carrying amount of the Notes utilizing the effective interest method and are being amortized over the term of the notes.

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018
Contractual interest expense	984	—	3,276	—
Amortization of debt issuance costs	207	—	681	—
Total interest cost	$1,191	$—	$3,957	$—
Effective interest rate	5.1%	0%	5.1%	0%

NOTE M—ACCRUED LIABILITIES

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	December 31, 2019	December 31, 2018
Accrued payroll	$11,009	$10,772
Accrued rent	—	1,200
Accrued employee benefits	2,288	2,862
Accrued state and local taxes	1,215	1,088
Accrued interest	1,208	163
Advance payments	312	426
Accrued product warranty	821	995
Accrued commission expenses	420	398
Accrued professional fees	222	315
Accrued capital expenditures	—	371
Accrued other	369	701
Total accrued liabilities	$17,864	$19,291

NOTE N—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following for the periods indicated (in thousands):

	Year ended December 31,
	2019	2018	2017
Foreign exchange transaction gain (loss)	$20	$663	$(2,012)
Government subsidy income	1,614	934	211
Other non-operating gain	219	224	110
Loss on disposal of assets	(13)	(7)	(97)
Total other income (expense), net	$1,840	$1,814	$(1,788)

NOTE O—INCOME TAXES

The sources of the Company’s income (loss) from operations before income taxes were as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Domestic	$(35,279)	$(11,444)	17,497
Foreign	(16,108)	1,666	67,029
Total income (loss) before income taxes	$(51,387)	$(9,778)	84,526

The provision for income tax expense (benefit) for the years ended December 31, was as follows (in thousands):

Current:	2019	2018	2017
Federal	$—	$—	$—
State	16	80	(292)
Foreign	97	1,349	10,965
Total	$113	$1,429	$10,673
Deferred:
Federal	$16,375	$(6,391)	$2,015
State	1,716	61	(1,669)
Foreign	(3,542)	(2,731)	(444)
Total	$14,549	$(9,061)	$(98)

Income tax (benefit) expense	$14,662	$(7,632)	$10,575

Deferred income tax assets and liabilities result principally from net operating losses, different methods of recognizing depreciation, reserves for doubtful accounts and inventory, research and development credits and foreign tax credits. At December 31, the net deferred tax assets and liabilities are comprised of the following approximate amounts (in thousands):

	2019	2018
NOL carryforward	$21,516	$12,049
Inventory reserves	2,385	1,490
AMT credit	172	172
Unrealized gains and losses	96	69
Share-based compensation	528	510
Foreign tax credit	4,599	4,599
Research and development credits	8,264	6,648
Interest	888	208
ASC 842 Assets	1,641	—
Other	520	718
Deferred tax assets	40,609	26,463
Less valuation allowance	(25,736)	—
Deferred tax assets, net	14,873	26,463
Depreciation and amortization	(6,180)	(4,749)
ASC 842 Liabilities	(1,406)	—
Deferred tax liabilities	(7,586)	(4,749)
Deferred tax assets, net	$7,287	$21,714

The Company has a U.S. net operating loss carry forward of approximately $75.9 million, $32.7 million of which, if unused, expires between 2026 and 2032 and $43.2 million of which, can be carried forward indefinitely. The Company has U.S. and state research and development tax credits of $8.3 million, which, if unused, expire between 2028 and 2038. In addition, the Company has foreign tax credits of $4.6 million, which, if unused, will expire in 2028. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $25.7 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. Substantially all of the the deferred taxes in the US has been reserved with the remaining deferred taxes in Taiwan and China considered more likely than not to be realizable as of   December 31, 2019. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

A reconciliation of the U.S. federal income tax rate of 21%, 21% and 35% for the years ended December 31, 2019, 2018 and 2017, respectively, to the Company’s effective income tax rate follows (in thousands):

	2019	2018	2017
Expected taxes at statutory rate	$(10,791)	$(2,053)	$29,584
Non-deductible/non-taxable items	962	1,020	1,212
Foreign rate differences	590	(1,043)	(11,656)
Foreign permanent differences	(671)	(1,067)	416
Increase (decrease) in valuation allowance	25,736	—	(1,700)
Share-based compensation	607	(1,325)	(10,348)
Changes in tax rates	—	(103)	2,768
Transition tax adjustment, net of foreign tax credits		(1,777)	5,067
Research and development credits	(1,616)	(2,022)	(2,821)
Uncertain tax positions	—	—	(1,616)
Foreign other	27	514	—
Other, net	(182)	224	(331)
Tax (benefit) expense	$14,662	$(7,632)	$10,575

The Company's provision for income taxes in 2019 was higher than 2018 primarily due to the recognition of a valuation allowance on our US and state deferred tax assets, along with excess tax expense from stock-based compensation, partially offset by differences in pre-tax income and recording research and development credits.

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

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011 and 2014, Global Technology, Inc. renewed its National high-tech enterprise certificate and was therefore extended its three-year tax preferential status through September 2017. In November 2017, Global Technology, Inc. again renewed its National high-tech enterprise certificate and was therefore extended its three-year tax preferential status from November 2017 until November 2020. This tax holiday reduced its 2019, 2018 and 2017 income tax provision by approximately $1.0, $0.5 and $1.4 million respectively. This tax holiday reduced its fiscal 2019, 2018 and 2017 diluted earnings per share by approximately $0.05, $0.03 and $0.07 respectively. Effective January 1, 2016, China expanded the scope of the National high-tech enterprise to include additional deductions for qualifying research and development.

As of December 31, 2019, 2018 and 2017, the total amount of unrecognized tax benefit was $0.2 million, $0.2 million, and $0.2 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2019	2018	2017
Unrecognized tax benefits — January 1	$181	$181	$181
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	—	—	—
Unrecognized tax benefits — December 31	$181	$181	$181

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2019 as a result of net operating losses. During 2018 or 2017, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2016 through 2018. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2010 forward for various foreign jurisdictions.

The U.S. Tax Act significantly changed how the U.S. taxes corporations. The U.S. Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered. As future guidance is issued, the Company may make adjustments to amounts that we have previously recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

As of December 31, 2019, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $27.9 million. Because $27.9 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the U.S. Tax Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes.  The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

NOTE P—SHARE-BASED COMPENSATION

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

‑	the 1998 Share Incentive Plan

‑	the 2000 Share Incentive Plan

‑	the 2004 Share Incentive Plan

‑	the 2006 Share Incentive Plan

‑	the Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2019	287	$10.19		$5.31		$1,503
Exercised	(4)	7.79	$12.91	3.95		15
Forfeited	(2)	12.20		6.08		2
Outstanding, December 31, 2019	281	$10.21		$5.32	3.87	573
Exercisable, December 31, 2019	281	$10.21			3.87	573
Vested and expected to vest	281	$10.21			3.87	$573

As of December 31, 2019, there was no unrecognized stock option expense.

Restricted Stock Unit/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2019	826		$32.07	$12,744
Granted	445		13.30	6
Released	(452)	$25.95	25.95	6
Cancelled/Forfeited	(49)		26.17	584
Outstanding, December 31, 2019	770		25.18	9,143
Vested and expected to vest	770		$25.18	$9,143

The aggregate intrinsic value of RSUs and RSAs outstanding at December 31, 2019 was $9.8 million. Unrecognized compensation expense related to these RSUs and RSAs at December 31, 2019 was $16.8 million. This expense is expected to be recognized over 1.99 years.

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

Employee share-based compensation expenses recognized for the years ended December 31, were as follows (in thousands):

Share-Based compensation - by expense type:

	2019	2018	2017
Cost of goods sold	$772	$795	$461
Research and development	2,557	2,419	1,496
Sales and marketing	1,070	925	481
General and administrative	7,405	6,981	5,357
Total share-based compensation expense	$11,804	$11,120	$7,795

Share-Based compensation - by award type:

	2019	2018	2017
Employee stock options	$—	$12	$853
Restricted stock units	11,804	11,108	6,942
Total share-based compensation expense	$11,804	$11,120	$7,795

NOTE Q—STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, all of which have been designated voting common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Public Offerings of Common Stock

On October 17, 2016, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission effective November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $250 million. In connection with such Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $50.0 million (the “Second ATM Offering”) from time to time through Raymond James & Associates, Inc. On November 22, 2016, the Company commenced sales of common stock through the Second ATM Offering. The Company completed its Second ATM Offering in March 2017 and sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions. On October 24, 2019, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission effective January 9, 2020, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $250 million. No shares of common stock have been sold pursuant to this Registration Statement on Form S-3.

NOTE R—SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	For the Years ended December 31,
	2019	2018	2017
Revenues:
United States	$9,795	$10,795	$18,209
Taiwan	97,776	113,547	241,820
China	83,301	143,123	122,300
	$190,872	$267,465	$382,329

	As of December 31,
	2019	2018	2017
Long-lived assets:
United States	$94,507	$88,815	$75,446
Taiwan	73,816	65,451	67,379
China	97,687	89,736	59,929
	$266,010	$244,002	$202,754

The Company serves four primary markets, the internet data center, CATV, telecom and FTTH markets. Of the Company’s total revenues in 2019, the Company earned $143.6 million, or 75.2%, from the internet data center market, $37.3 million, or 19.6%, from the CATV market, $8.4 million, or 4.4%, from the telecom market and $0.2 million, or 0.1%, from the FTTH market. Of the Company’s total revenues in 2018, the Company earned $200.2 million, or 74.9%, from the internet data center market, $51.7 million, or 19.3%, from the CATV market, $13.2 million, or 4.9%, from the telecom market and $0.8 million, or 0.3%, from the FTTH market. Of the Company’s total revenues in 2017, the Company earned $306.7 million, or 80.2%, from the internet data center market, $60.8 million, or 15.9%, from the CATV market, $12.9 million, or 3.4%, from the telecom market and $0.5 million, or 0.1%, from the FTTH market.

NOTE S—EMPLOYEE BENEFIT PLANS

On August 1, 2000, the Company established a 401(k) profit sharing plan covering employees meeting certain age and service requirements. The plan provides for discretionary Company contributions to be allocated based on the employee’s eligible contributions. The Company made contributions of $0.8 million $0.8 million, and $0.6 million to the 401(k) plan for the years ended December 31, 2019, 2018 and 2017, respectively.

Employees of Global participate in a state-mandated social security program in China. Under this program, pension costs are recorded on the basis of required monthly contributions to employees’ individual accounts during their service periods. Under the regulations of the People’s Republic of China, Global is required to make fixed contributions to a fund, which is under the administration of the local labor departments. Pension expense for Global was $0.7 million, $0.9 million, and $0.8 million in the years ended for the year ended December 31, 2019, 2018 and 2017, respectively.

Employees Prime World’s Taiwan branch participate in a pension program under the Taiwan Labor Pension Act. Pension expense for the Prime World’s Taiwan branch was $0.8 million, $0.9 million, and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE T—COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts part of its operations from leased facilities and also leases equipment. Rent expense was $1.3 million, $1.1 million and $1.1 million, respectively, for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, the approximate minimum rental commitments under noncancellable leases in excess of one year that expire at varying dates through 2029 were as follows (in thousands):

Year ended December 31,	Amount
2020	$1,256
2021	1,181
2022	1,120
2023	1,156
2024	1,090
thereafter	5,040
$10,843

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  The Company disputes the allegations, and intends to continue to vigorously defend against these claims.  On May 15, 2019, Lead Plaintiff filed a motion for leave to amend the consolidated class action complaint for the purpose of adding named Plaintiffs Richard Hamilton, Kenneth X. Luthy, Roy H. Cetlin, and John Kugel (together with Lead Plaintiff Lawrence Rougier, “Plaintiffs”) to the case. The court granted the motion on May 16, 2019. The substantive allegations in the Plaintiffs’ operative second amended consolidated class action complaint remain unchanged. On May 28, 2019, Plaintiffs filed a motion seeking to certify the case as a class action pursuant to Federal Rule of Civil Procedure 23 and seeking appointment of Plaintiffs as class representatives and Levi & Korsinsky as class counsel. On July 12, 2019, the Company filed a response in opposition to the motion for class certification, and on August 26, 2019, Plaintiffs filed their Reply Brief. On November 13, 2019, the Magistrate Judge issued a Memorandum and Recommendation recommending that the Plaintiffs’ motion for class certification be granted, to which Defendants filed written objections on November 27, 2019. On December 11, 2019, Plaintiffs filed a response in opposition to Defendants’ objections, and on December 16, 2019, Defendants filed their reply brief. The court entered an order adopting the Magistrate Judge’s Memorandum and Recommendation over Defendants’ objections on December 20, 2019. Thereafter, on January 3, 2020, Defendants filed a petition for permission to appeal the class certification order to the Fifth Circuit Court of Appeals. Plaintiffs filed an answer in opposition to Defendants’ petition on January 13, 2020, and Defendants filed a reply brief in further support of the petition for permission to appeal on January 21, 2020. On January 23, 2020, Defendants filed an unopposed motion in the Fifth Circuit requesting that the court stay further proceedings for 90 days to allow the parties to conduct settlement negotiations. The Fifth Circuit entered an order granting the motion on January 24, 2020. The case is currently in the discovery phase, and fact discovery is scheduled to be completed by June 1, 2020.  At this stage, The Company is not yet able to determine the likelihood of loss, if any, arising from this matter.

On August 7, 2018, Plaintiff Lei Jin filed a purported derivative action on behalf of nominal defendant Applied Optoelectronics, Inc. in the U.S. District Court for the Southern District of Texas against the Company’s chief executive officer, chief financial officer and board of directors (Case No. 4:18-cv-02713).  This case was consolidated with a later filed derivative lawsuit filed by Plaintiff Yiu Kwong Ng in the U.S. District Court for the Southern District of Texas (Case No. 4:18-cv-4751). The allegations in the consolidated derivative complaints are substantially similar to those underlying the Abouzied securities class action and the Taneja securities class action discussed below. The consolidated derivative action is stayed pending a ruling on defendants’ forthcoming motion to dismiss in the Taneja securities class action. The Company disputes the allegations and intends to vigorously contest the matter.

On October 1, 2018, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Gaurav Taneja v. Applied Optoelectronics, Inc., Thompson Lin, and Stefan Murry, Case No. 4:18-cv-03544. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on September 28, 2018 that it was revising its third quarter revenue guidance due to “an issue with a small percentage of 25G lasers within a specific customer environment.” This case was consolidated with two identical cases styled Davin Pokoik v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry, Case No. 4:18-cv-3722 and Stephen McGrath v. Applied Optoelectronics, Inc., Chih-Hsiang Lin, and Stefan J. Murry.  Mark Naglich was appointed as Lead Plaintiff on the consolidated matter on January 4, 2019.  Lead Plaintiff filed an amended consolidated complaint on March 5, 2019, and the Company filed a motion to dismiss the amended consolidated complaint on May 6, 2019. On July 5, 2019, Plaintiff filed a response in opposition to the motion to dismiss, and the Company filed its reply brief in further support of the motion on August 5, 2019. On January 29, 2020, the district court entered an order granting Defendants’ motion to dismiss and dismissing the amended consolidated complaint with prejudice. The court also entered an order denying Lead Plaintiff’s request for leave to further amend the complaint, and entered a final judgment terminating the case. An appeal by Lead Plaintiff, if any, must be filed with the Fifth Circuit by February 28, 2020. The Company continues to dispute the allegations and intends to vigorously contest the matter should an appeal be filed.

NOTE U—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

In January 2020, the Company repaid its revolving bank link of credit of $20 million.

NOTE V—Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	First	Second	Third	Fourth
Year ended December 31, 2019	Quarter	Quarter	Quarter	Quarter

Revenue	$52,719	$43,411	$46,084	$48,658
Cost of goods sold	40,368	32,873	34,108	37,322
Gross profit	12,351	10,538	11,976	11,336
Gross margin	23.4%	24.3%	26.0%	23.3%

Operating expenses:
Research and development	11,185	11,151	10,466	10,597
Sales and marketing	2,595	2,331	2,518	2,615
General and administrative	10,440	10,884	9,988	10,178
Total operating expenses	24,220	24,366	22,972	23,390

Income (loss) from operations	(11,869)	(13,828)	(10,996)	(12,054)
Interest and other income (expense), net	(1,079)	(729)	276	(1,109)
Net income (loss) before taxes	(12,948)	(14,557)	(10,720)	(13,163)
Income tax (expense) benefit	2,474	3,191	1,940	(22,267)
Net income (loss)	$(10,474)	$(11,366)	$(8,780)	$(35,430)

Net income (loss) per share—basic	$(0.53)	$(0.57)	$(0.44)	$(1.76)
Net income (loss) per share—diluted	$(0.53)	$(0.57)	$(0.44)	$(1.76)

	First	Second	Third	Fourth
Year ended December 31, 2018	Quarter	Quarter	Quarter	Quarter

Revenue	$65,239	$87,822	$56,386	$58,018
Cost of goods sold	39,403	53,959	38,849	47,481
Gross profit	25,836	33,863	17,537	10,537
Gross margin	39.6%	38.6%	31.1%	18.2%

Operating expenses:
Research and development	11,736	12,645	14,180	11,342
Sales and marketing	2,474	2,377	2,370	1,920
General and administrative	9,456	9,898	10,591	9,552
Total operating expenses	23,666	24,920	27,141	22,814

Income from operations	2,170	8,943	(9,604)	(12,277)
Interest and other expense, net	(1,046)	1,387	578	71
Net income before taxes	1,124	10,330	(9,026)	(12,206)
Income tax (expense) benefit	996	(2,296)	5,294	3,638
Net income	$2,120	$8,034	$(3,732)	$(8,568)

Net income per share—basic	$0.11	$0.41	$(0.19)	$(0.43)
Net income per share—diluted	$0.11	$0.40	$(0.19)	$(0.43)