Form 10-Q
period 2020-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2020-05-08
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of May 1, 2020 there were 20,339,549 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$55,908	$59,977
Restricted cash	6,609	7,051
Accounts receivable - trade, net of allowance of $65 and $30, respectively	25,783	34,655
Inventories	87,109	85,028
Prepaid income tax	375	224
Prepaid expenses and other current assets	6,904	5,869
Total current assets	182,688	192,804
Property, plant and equipment, net	243,717	248,444
Land use rights, net	5,481	5,598
Operating right of use asset	7,645	7,768
Financing right of use asset	111	119
Intangible assets, net	4,051	4,081
Deferred income tax assets	9,078	7,287
Other assets, net	765	724
TOTAL ASSETS	$453,536	$466,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$38,096	$33,371
Accounts payable	36,236	32,828
Bank acceptance payable	9,550	6,310
Current lease liability - operating	938	965
Current lease liability - financing	17	17
Accrued liabilities	10,677	17,864
Total current liabilities	95,514	91,355
Notes payable and long-term debt, less current portion	15,315	16,552
Convertible senior notes	77,235	77,041
Non-current lease liability - operating	7,878	7,983
Non-current lease liability - financing	95	100
TOTAL LIABILITIES	196,037	193,031
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common Stock; 45,000 shares authorized at $0.001 par value; 20,249 and 24,140 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	20	20
Additional paid-in capital	306,305	303,401
Accumulated other comprehensive (loss) and income	(1,972)	430
Accumulated deficit	(46,854)	(30,057)
TOTAL STOCKHOLDERS' EQUITY	257,499	273,794
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$453,536	$466,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
Revenue, net	$40,467	$52,719
Cost of goods sold	34,129	40,368
Gross profit	6,338	12,351
Operating expenses
Research and development	10,558	11,185
Sales and marketing	2,936	2,595
General and administrative	10,638	10,440
Total operating expenses	24,132	24,220
Loss from operations	(17,794)	(11,869)
Other income (expense)
Interest income	147	72
Interest expense	(1,455)	(996)
Other income (expense), net	256	(155)
Total other income (expense), net	(1,052)	(1,079)
Loss before income taxes	(18,846)	(12,948)
Income tax benefit	2,049	2,474
Net loss	$(16,797)	$(10,474)
Net loss per share
Basic	$(0.83)	$(0.53)
Diluted	$(0.83)	$(0.53)

Weighted average shares used to compute net loss per share:
Basic	20,208,383	19,863,090
Diluted	20,208,383	19,863,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2020	2019
Net loss	$(16,797)	$(10,474)
Loss (gain) on foreign currency translation adjustment	(2,402)	2,348
Comprehensive loss	$(19,199)	$(8,126)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2020 and 2019

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2020	—	$—	20,140	$20	$303,401	$430	$(30,057)	$273,794
Public offering of common stock, net	—	—	4	—	(75)	—	—	(75)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	105	—	(259)	—	—	(259)
Share-based compensation	—	—	—	—	3,238	—	—	3,238
Foreign currency translation adjustment	—	—	—	—	—	(2,402)	—	(2,402)
Net loss	—	—	—	—	—	—	(16,797)	(16,797)
March 31, 2020	—	$—	20,249	$20	$306,305	$(1,972)	$(46,854)	$257,499

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2019	—	$—	19,810	$20	$292,480	$602	$35,992	$329,094
Stock options exercised, net of shares withheld for employee tax	—	—	1	—	7	—	—	7
Issuance of restricted stock, net of shares withheld for employee tax	—	—	250	—	(299)	—	—	(299)
Share-based compensation	—	—	—	—	2,942	—	—	2,942
Foreign currency translation adjustment	—	—	—	—	—	2,348	—	2,348
Net loss	—	—	—	—	—	—	(10,474)	(10,474)
March 31, 2019	—	$—	20,061	$20	$295,130	$2,950	$25,518	$323,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2020	2019
Operating activities:
Net loss	$(16,797)	$(10,474)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	35	—
Lower of cost or market reserve adjustment to inventory	1,648	2,287
Depreciation and amortization	6,031	5,948
Amortization of debt issuance costs	220	243
Deferred income taxes, net	(1,877)	(2,474)
Loss on disposal of assets	—	9
Share-based compensation	3,238	2,942
Unrealized foreign exchange gain	(103)	(249)
Changes in operating assets and liabilities:
Accounts receivable, trade	8,836	(1,589)
Notes receivable	—	(79)
Prepaid income tax	(151)	(224)
Inventories	(4,533)	7,304
Other current assets	(1,085)	3,670
Operating right of use asset	63	245
Accounts payable	3,408	(1,579)
Accrued liabilities	(7,117)	(5,698)
Lease liability	(62)	(242)
Net cash provided by (used in) operating activities	(8,246)	40
Investing activities:
Purchase of property, plant and equipment	(2,787)	(12,812)
Proceeds from disposal of equipment	52	1
Deposits and prepaid for equipment	(353)	3,931
Purchase of intangible assets	(112)	(155)
Net cash used in investing activities	(3,200)	(9,035)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	—	6,488
Principal payments of long-term debt and notes payable	(1,108)	(40,132)
Proceeds from line of credit borrowings	24,916	10,859
Repayments of line of credit borrowings	(20,000)	(25,747)
Proceeds from bank acceptance payable	7,195	2382
Repayments of bank acceptance payable	(3,798)	(1,917)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	(13)	76378
Principal payments of financing lease	(4)	—
Exercise of stock options	—	7
Payments of tax withholding on behalf of employees related to share-based compensation	(259)	(299)
Proceeds from common stock offering, net	(75)	—
Net cash provided by financing activities	6,854	28,019
Effect of exchange rate changes on cash	81	431
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,511)	19,455
Cash, cash equivalents and restricted cash at beginning of period	67,028	58,004
Cash, cash equivalents and restricted cash at end of period	$62,517	$77,459
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest, net of amounts capitalized	$2,237	$421
Income taxes	(21)	224
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	75	(2,168)
Net change in deposits and prepaid for equipment related to property and equipment additions	304	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Description of Business

Business Overview

Applied Optoelectronics, Inc. (“AOI” or the “Company”) is a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television ("CATV"), telecommunications ("telecom") and fiber-to-the-home ("FTTH"). The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. In the U.S., at its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. In addition, the Company also has a research and development facility in Duluth, Georgia. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. (“Prime World”, incorporated in the British Virgin Islands). Prime World operates a branch in Taipei, Taiwan, which primarily manufactures transceivers and performs research and development activities for the transceiver products. Prime World is also the parent of Global Technology, Inc. (“Global”, incorporated in the People’s Republic of China). Through Global, the Company primarily manufactures certain of its data center transceiver products, including subassemblies, as well as CATV systems and equipment, and performs research and development activities for the CATV products.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and March 31, 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates in the consolidated financial statements and accompanying notes. Significant estimates and assumptions that impact these financial statements and the accompanying notes relate to, among other things, allowance for credit losses, inventory reserve, product warranty costs, share-based compensation expense, estimated useful lives of property and equipment, and taxes.

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2020, as compared to the significant accounting policies described in its 2019 Annual Report, except as described below.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The Company adopted this ASU as of January 1, 2020. The adoption of the new standard did not have a material impact on the Company's condensed consolidated financial statements as current processes for estimating expected credit losses for trade receivables align with the expected credit loss model. The Company estimates its allowance for credit losses based on historical collection trends, the age of outstanding receivables, geographical location of the customer, existing economic conditions and reasonable forecasts, If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly.

Recent Accounting Pronouncements Yet to be Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The Accounting Standards Codification ("ASC") aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The Company is still assessing the impact of this pronouncement to the financial statements.

Note 3.  Revenue Recognition

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended March 31,
		% of		% of
	2020	Revenue	2019	Revenue
Data Center	$33,264	82.2%	$38,499	73.0%
CATV	4,223	10.4%	11,962	22.7%
Telecom	2,560	6.3%	1,738	3.3%
FTTH	—	0.0%	94	0.2%
Other	420	1.0%	426	0.8%
Total Revenue	$40,467	100.0%	$52,719	100.0%

Note 4.  Leases

The Company leases space under non-cancelable operating leases for manufacturing facilities, research and development offices and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of the right of use ("ROU") asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancelable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities.

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

The Components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2019
Operating lease expense	$295	$323
Financing lease expense	8	—
Short Term lease expense	21	29
Total lease expense	$324	$352

Maturities of lease liabilities are as follows for the future one-year periods ending March 31, (in thousands):

	Operating	Financing
2021	$1,266	$22
2022	1,222	22
2023	1,155	22
2024	1,099	60
2025	1,100	—
2026 and thereafter	4,795	—
Total lease payments	$10,637	$126
Less imputed interest	(1,821)	(14)
Present value	$8,816	$112

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	March 31,	March 31,
	2020	2019
Weighted Average Remaining Lease Term (Years) - operating leases	8.87	9.81
Weighted Average Remaining Lease Term (Years) - financing leases	3.57	—
Weighted Average Discount Rate - operating leases	3.17%	3.17%
Weighted Average Discount Rate - financing leases	5.00%	—

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	318	332
Operating cash flows from financing lease	1	—
Financing cash flows from financing lease	4	—
Right-of-use assets obtained in exchange for new operating lease liabilities	261	—

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$55,908	$59,977
Restricted cash	6,609	7,051
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$62,517	$67,028

Restricted cash includes guarantee deposits for customs duties and compensating balances required for certain credit facilities. As of March 31, 2020 and December 31, 2019, there was $3.1 million and $1.9 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $2.6 million and $4.2 million certificate of deposit associated with credit facilities with a bank in China as of March 31, 2020 and December 31, 2019 respectively.

Note 6.  Earnings Per Share

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2019
Numerator:
Net loss	$(16,797)	$(10,474)
Denominator:
Weighted average shares used to compute net loss per share
Basic	20,208	19,863
Diluted	20,208	19,863
Net loss per share
Basic	$(0.83)	$(0.53)
Diluted	$(0.83)	$(0.53)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended March 31,
	2020	2019
Employee stock options	26	93
Restricted stock units	22	10
Shares for convertible senior notes	4,587	4,587
Total antidilutive shares	4,635	4,690

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$24,177	$15,570
Work in process and sub-assemblies	50,441	50,787
Finished goods	12,491	18,671
Total inventories	$87,109	$85,028

The lower of cost or market adjustment expensed for inventory for the three months ended March 31, 2020 and 2019 was $1.6 million and $2.3 million, respectively. For the three months ended March 31, 2020 and 2019, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $2.5 million and $2.8 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2020	December 31, 2019
Land improvements	$806	$806
Building and improvements	83,769	83,846
Machinery and equipment	237,444	237,464
Furniture and fixtures	5,101	5,105
Computer equipment and software	10,663	10,506
Transportation equipment	650	658
	338,433	338,385
Less accumulated depreciation and amortization	(121,682)	(116,979)
	216,751	221,406
Construction in progress	25,865	25,937
Land	1,101	1,101
Total property, plant and equipment, net	$243,717	$248,444

For the three months ended March 31, 2020 and 2019, depreciation expense of property, plant and equipment was $5.9 million and $5.8 million, respectively. Capitalized interest for the three months ended March 31, 2020 was $0.3 million.

As of March 31, 2020, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2020
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$7,744	$(3,697)	$4,047
Trademarks	18	(14)	4
Total intangible assets	$7,762	$(3,711)	$4,051

	December 31, 2019
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$7,638	$(3,560)	$4,078
Trademarks	17	(14)	3
Total intangible assets	$7,655	$(3,574)	$4,081

For the three months ended March 31, 2020 and 2019, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. The remaining weighted average amortization period for intangible assets is approximately 7 years.

At March 31, 2020, future amortization expense for intangible assets is estimated to be (in thousands):

2021	$543
2022	543
2023	543
2024	543
2025	543
thereafter	1,336
$4,051

Note 10.  Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of March 31, 2020				As of December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$55,908	$—	$—	$55,908	$59,977	$—	$—	$59,977
Restricted cash	6,609	—	—	6,609	7,051	—	—	7,051
Total assets	$62,517	$—	$—	$62,517	$67,028	$—	$—	$67,028
Liabilities:
Bank acceptance payable	—	$9,550	—	$9,550	—	$6,310	—	6,310
Convertible senior notes	—	59,973	—	59,973	—	77,191	—	77,191
Total liabilities	$—	$69,523	$—	$69,523	$—	$83,501	$—	$83,501

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. The carrying value amounts of bank acceptacne approximate fair value due to the short-term nature of the debt since it renews frequently at current interest rates. The Company believes that the interest rates in effect at each period end represent the current market rates for similar borrowings.

The fair value of its convertible senior debt is measured for disclosure purpose. These fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2020	December 31, 2019
Revolving line of credit with a U.S. bank up to $20,000 with interest at LIBOR plus 1.5% , maturing April 2, 2021	$20,000	$20,000
Revolving line of credit with a Taiwan bank up to $3,336 with 2.2% interest, maturing July 31, 2020	3,309	3,336
Notes payable to a finance company due in monthly installments with 3.4% interest, maturing November 30, 2021	3,676	4,262
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	4,044	4,633
Revolving line of credit with a Taiwan bank up to $2,668 with interest of 1.7%, maturing April 11, 2020	2,647	2,668
Revolving line of credit with a China bank up to $25,449 with interest of 4.57%, maturing May 24, 2024	12,729	7,919
Credit facility with a China bank up to $7,167 with interest of 5.7%, maturing June 20, 2022	7,057	7,167
Sub-total	53,462	49,985
Less debt issuance costs, net	(51)	(62)
Grand total	53,411	49,923
Less current portion	(38,096)	(33,371)
Non-current portion	$15,315	$16,552

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$9,550	$6,310

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2020.

Maturities of long-term debt are as follows for the future one-year periods ending March 31, (in thousands):

2021	38,096
2022	9,738
2023	5,628
Total outstanding	$53,462

On September 28, 2017, the Company entered into a Loan Agreement (“Loan Agreement”), a Promissory Note, an Addendum to the Promissory Note, a Truist Bank Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement (together the “Credit Facility”) with Truist Bank (which acquired Branch Banking and Trust Company or BB&T in connection with a merger in December 2019). The Credit Facility provides the Company with a three-year, $50 million, revolving line of credit. Borrowings under the Credit Facility will be used for general corporate purposes. The Company makes monthly payments of accrued interest with the final monthly payment being for all principal and all accrued interest not yet paid. The Company’s obligations under the Credit Facility are secured by the Company’s accounts receivable, inventory, intellectual property, and all business assets with the exception of real estate and equipment. Borrowings under the Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.50%. The Credit Facility requires the Company to maintain certain financial covenants and also contains representations and warranties, and events of default applicable to the Company that are customary for agreements of this type.

On March 30, 2018, the Company executed a First Amendment to Loan Agreement, a Note Modification Agreement and Addendum to Promissory Note for $60 million, a Promissory Note and Addendum to Promissory Note for $26 million, a Promissory Note and Addendum to Promissory Note for $21.5 million, a Texas Deed of Trust and Security Agreement, an Assignment of Lease and Rent, and an Environmental Certification and Indemnity Agreement, (collectively, the “Amended Credit Facility”), with Truist Bank. The Amended Credit Facility amends the Company’s three-year $50 million line of credit with Truist, originally executed on September 28, 2017. The Amended Credit Facility (1) increases the principal amount of the three-year line of credit from $50 million to $60 million (the “Line of Credit”); (2) allows the Company to borrow an additional $26 million from Truist in the form of a five-year capital expenditure loan (the “CapEx Loan”) and (3) allows the Company to borrow an additional $21.5 million in the form of a seventy-month real estate term loan (the “Term Loan”) to refinance the Company’s plant and facilities in Sugar Land, Texas. Borrowings under the Line of Credit bear interest at a rate equal to the one-month LIBOR plus a Line of Credit margin ranging between 1.40% and 2.0%. Borrowings under the CapEx Loan bear interest at a rate equal to the one-month LIBOR plus a CapEx Loan margin ranging between 1.30% and 2.0%. Borrowings under the Term Loan bear interest at a rate equal to the one-month LIBOR plus a Term Loan margin ranging between 1.15% and 2.0%. The Company is required to make monthly payments of principal and accrued interest with the final monthly payments being for all principal and accrued interest not yet paid. The Company’s obligations under the Amended Credit Facility are secured by the Company’s accounts receivable, inventory, equipment, intellectual property, real property, and virtually all business assets.

On February 1, 2019, the Company executed a Second Amendment to Loan Agreement ("Second Amendment") with Truist Bank. The original loan agreement with Truist Bank, executed on September 28, 2017, and a first amendment to the original loan agreement, executed on March 30, 2018, provided the Company with a three-year $60 million line of credit; a $26 million five-year CapEx Loan and a $21.5 million seventy-month real estate term loan for the Company’s plant and facilities in Sugar Land, Texas. The Second Amendment extends the CapEx Loan draw-down date from March 30, 2019 to March 31, 2020, requires the Company to provide Truist Bank monthly financial statements and allows additional unfinanced capital expenditures.

On March 5, 2019, the Company executed a Third Amendment to Loan Agreement (the “Third Amendment”) with Truist Bank pursuant to which the Company has established a revolving credit line used for working capital purposes.  The Third Amendment, among other things: (i) contemplates the issuance of the Notes (as defined in Note 12 below) and the subsequent conversion of the Notes into common stock in accordance with the terms of the Indenture, including the payment of cash for any fractional shares; (ii) adjusts pricing of the unused line fee to 0.20% per annum; (iii) reduces the maximum commitment under the line of credit from $60,000,000 to $25,000,000; and (iv) provides that, so long as the Company’s utilization of the revolving credit line is not greater than 60% of the available commitment, the Company will not be required to comply with its financial covenants, including its fixed charge coverage ratio or funded debt to EBITDA covenant, and provided that, such restriction on utilization will not apply during the period of time commencing seven business days prior to the end of any fiscal quarter through seven business days after the subsequent fiscal quarter.

On March 5, 2019, the Company used approximately $37.8 million of the net proceeds from the offering of the Notes to fully repay the CapEx Loan and Term Loan with Truist Bank.

On September 30, 2019, the Company executed a Fourth Amendment to Loan Agreement (the “Fourth Amendment”) with Truist Bank. Under the terms of the Fourth Amendment (i) the maximum commitment under the line of credit was reduced from $25,000,000 to $20,000,000; (ii) the maturity date of the line of credit was extended from September 28, 2020 to April 2, 2021; (iii) pricing of the unused line fee was adjusted to 0.30% per annum; and (iv) the Covenant Threshold Amount test created in the Third Amendment was removed and replaced with the requirement that if, at any time during any reporting period and pursuant to the most recent loan base report received by Truist Bank, the principal balance outstanding under the line of credit exceeds the lesser of the approved maximum amount of the line of credit commitment amount or the collateral loan value reduced by the reserves, the Company shall immediately prepay the line of credit to the extent necessary to eliminate such excess. Such reserves shall, at any time that the fixed charge coverage ratio for the loan is less than 1.5 to 1.0, tested for the period of twelve months ended on the applicable covenant measurement date, equal to an amount equal to seventy-five percent (75%) of the lesser of the line of credit commitment amount or collateral loan value reduced by the sum of (i) the principal balance outstanding under the line of credit, (ii) the letter of credit exposure reserve, and (iii) the availability reserve as determined by Truist Bank from the most recent loan base report and otherwise in the sole discretion of Truist Bank after consideration of collections.

As of March 31, 2020, the Company was in compliance with all covenants under the Forth Amendment. As of March 31, 2020, $20.0 million was outstanding under the Fourth Amendment line of credit.

On November 29, 2018, Prime World entered into a Purchase and Sale Contract (the “Sale Contract”) and an Equipment Finance Agreement with Chailease Finance Co., Ltd. (“Chailease”) in connection with certain equipment. Pursuant to the Sale Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,340,468, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Equipment Finance Agreement. Prime World is obligated to pay an initial payment of NT$67,340,468, or approximately $2.2 million, thereafter the monthly payments range from NT$5,571,229, or $0.2 million, to NT$6,139,188, or approximately $0.2 million. Based on the monthly payments made under the Equipment Finance Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease in the amount of NT$210,601,605, or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Equipment Finance Agreement. As of March 31, 2020, $3.7 million was outstanding under the Equipment Finance Agreement.

On January 21, 2019, Prime World entered into a Second Purchase and Sale Contract (the “Second Sales Contract”), Promissory Note, and a Second Equipment Finance Agreement with Chailease in connection with certain equipment. Pursuant to the Second Sales Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,333,186, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Second Equipment Finance Agreement. Prime World is obligated to pay an initial monthly payment of NT$67,333,186, or approximately $2.2 million, thereafter the monthly payments range from NT$5,570,167, or approximately $0.2 million to NT$6,082,131, or approximately $0.2 million. Based on the monthly payments made under the Second Equipment Finance Agreement, the annual interest rate is calculated to be 3.1%. Upon an event of default under the Second Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease at the amount of NT$209,555,736 or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Second Equipment Finance Agreement. As of March 31, 2020, $4.0 million was outstanding under the Second Equipment Finance Agreement.

On April 11, 2019, Prime World entered into a one-year credit facility totaling NT$80 million, or approximately $2.6 million, (the “Far Eastern Credit Facility”) with Far Eastern International Bank Co., Ltd. (“Far Eastern”). Prime World may draw upon the Far Eastern Credit Facility from April 11, 2019 until April 11, 2020. The term of each draw shall be up to 180 days. Under the Far Eastern Credit Facility borrowing in NT dollars will bear interest at a rate equal to Far Eastern’s published one-year fixed term time deposits rate, plus 0.655%; for all foreign currency borrowing, interest shall be the TAIFX3 rate for the length of time equal to the term of the loan or the next longer tenor for which rates are quoted, plus 0.7%. As of the execution of the Far Eastern Credit Facility, Far Eastern’s published one-year fixed term time deposits rate and TAIFX3 rate are 1.045 % and 2.75%, respectively. Prime World’s obligations under the Far Eastern Credit Facility will be secured by a promissory note executed between Prime World and Far Eastern. As of March 31, 2020, $2.6 million was outstanding under the Far Eastern Credit Facility.

On July 23, 2019, Prime World entered into a one-year revolving credit facility totaling NT$100 million, or approximately $3.3 million, (the “NT$100M Credit Line”) and $1 million (the “US$1M Credit Line”) with Taishin International Bank in Taiwan ("Taishin"). Borrowing under the NT$100M Credit Line will be used for short-term working capital; the borrowing under the US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The NT$100M Credit Line and US$1M Credit Line are collectively referred to as the “Credit Facility”. Prime World may draw upon the Credit Facility from July 23, 2019 through July 31, 2020. The term of each draw shall be either 90 or 120 days. Borrowings under the NT$100M Credit Line will bear interest at a rate of 2.25% for 90 day draws and 2.2% for 120 day draws; borrowings under the US$1M Credit Line will bear interest equal to the Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Credit Facility will be secured by a promissory note executed between Prime World and Taishin. The agreements for the Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of March 31, 2020, $3.3 million was outstanding under the Credit Facility.

On April 19, 2019, the Company’s China subsidiary, Global, entered into a twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million, (the “China Merchants Credit Line”), with China Merchants Bank Co., Ltd., in Ningbo, China (“China Merchants”). The China Merchants Credit Line will be used by Global for general corporate purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the China Merchants Credit Line from April 19, 2019 until April 18, 2020 (the “Credit Period”). During the Credit Period, Global may request to draw upon the China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the China Merchants Credit Line and the approval of each draw may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the China Merchants Credit Line are unsecured. As of March 31, 2020, there was no outstanding balance under the China Merchants Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $2.4 million.

On April 30, 2019, the Company’s China subsidiary, Global, entered into a one-year credit facility totaling 9,900,000 RMB, or approximately $1.5 million, (the “SPD ¥9.9M Credit Facility”), with Shanghai Pudong Development Bank Co., Ltd., in Builun District, Ningbo City, (China) ("SPD"). Borrowing under the SPD ¥9.9M Credit Facility will be used for short-term working capital. Global may draw upon the SPD ¥9.9M Credit Facility from April 30, 2019 until May 9, 2019. Borrowing under the SPD ¥9.9M Credit Facility will mature on April 30, 2020 and will bear interest equal to SPD’s published twelve (12) month prime loan rate in effect on the date of the draw, plus 0.2475%. Under the SPD ¥9.9M Credit Facility, Global will make monthly payments of accrued interest and the principal shall be repaid upon maturity. Global’s obligations under the SPD ¥9.9M Credit Facility are unsecured. The SPD ¥9.9M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

On May 7, 2019, the Company’s China subsidiary, Global, entered into a one-year credit facility totaling 30,000,000 RMB, or approximately $4.5 million, (the “SPD ¥30M Credit Facility”), with SPD. Borrowing under the SPD ¥30M Credit Facility will be used to repay Global’s outstanding loans with China Construction Bank Co., Ltd., in Ningbo, China ("CCB"). Borrowing under the SPD ¥30M Credit Facility will mature on May 7, 2020 and will bear interest equal to the Bank’s published twelve (12) month prime loan rate in effect on the date of the draw, plus 0.2475%. As of the execution of the Credit Facility agreement, the Bank’s published twelve (12) months prime loan rate is 4.32%. Under the SPD ¥30M Credit Facility, Global will make monthly payments of accrued interest; principal shall be repaid upon maturity. Global’s obligations under the SPD ¥30M Credit Facility are unsecured. The SPD ¥30M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

On May 8, 2019, the Company’s China subsidiary, Global, entered into a six-month credit facility totaling $2,000,000 (the “$2M Credit Facility”) with SPD. Borrowing under the $2M Credit Facility will be used to repay Global’s outstanding loans with CCB and for general corporate purposes. Borrowing under the $2M Credit Facility will mature on November 7, 2019 and will bear interest equal to SPD’s published six (6) month LIBOR in effect on the date of the draw, plus 1.48%. As of the execution of the $2M Credit Facility agreement, the SPD published 6 months LIBOR rate was 2.59438%. Under the $2M Credit Facility, Global will make quarterly payments of accrued interest; principal shall be repaid upon maturity. Global’s obligations under the $2M Credit Facility are unsecured. The $2M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with SPD. Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019 and $2 million credit facility entered into on May 8, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of March 31, 2020, $12.7 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $6.9 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 4, 2021 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. The agreements for the ¥100M Credit Facility and the Real Estate Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of March 31, 2020, the outstanding balance of bank acceptance notes issued to vendors under this facility was $0.2 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with CZB. Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of March 31, 2020, $7.1 million was outstanding under the ¥50M Credit Facility.

As of March 31, 2020 and December 31, 2019, the Company had $28.8 million and $34.7 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 1.0% and 1.8% at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, there was $5.7 million and $6.1 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The sale of the Notes generated net proceeds of $76.4 million, after deducting the Initial Purchasers’ discounts and offering expenses payable by the Company. The Company used approximately $37.8 million of the net proceeds from the offering to fully repay the CapEx Loan and Term Loan with Truist Bank and the remainder will be used for general corporate purposes.

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	March 31,	December 31,
	2020	2019
Principal	$80,500	$80,500
Unamortized debt issuance costs	(3,265)	(3,459)
Net carrying amount	$77,235	$77,041

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended March 31,
	2020	2019
Contractual interest expense	1,006	233
Amortization of debt issuance costs	208	9
Total interest cost	$1,214	$242.00
Effective interest rate	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll	$5,467	$11,009
Accrued employee benefits	2,325	2,288
Accrued state and local taxes	181	1,215
Accrued interest	210	1208
Advance payments	310	312
Accrued product warranty	661	821
Accrued commission expenses	688	420
Accrued professional fees	296	222
Accrued capital expenditures	9	—
Accrued other	530	369
Total accrued liabilities	$10,677	$17,864

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2019
Foreign exchange transaction gain (loss)	139	(233)
Government subsidy income	105	87
Other non-operating gain	12	—
Loss on disposal of assets	—	(9)
Total other income (expense), net	$256	$(155)

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2006 Share Incentive Plan
●	the 2013 Equity Incentive Plan (“2013 Plan”)

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

Stock Options

Options have been granted to the Company’s employees under the two incentive plans and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and 12.5% on a semi-annual basis thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2020	281	$10.20		$5.32		$573
Exercised	—	—	—			—
Forfeited	—	—				—
Outstanding, March 31, 2020	281	$10.20		$5.32	3.37	22.6
Exercisable, March 31, 2020	281	$10.20			3.37	22.6
Vested and expected to vest	281	$10.20			3.37	$23

As of March 31, 2020, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2020	770		$25.18	$9,143
Granted	1,090		11.62	12,671
Released	(137)	$12.70	24.17	1,746
Cancelled/Forfeited	(14)		17.18	107
Outstanding, March 31, 2020	1,709		16.67	12,969
Vested and expected to vest	1,709		16.67	12,969

As of March 31, 2020, there was $26.0 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.73 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2020	2019
Share-based compensation - by expense type
Cost of goods sold	$246	$188
Research and development	688	640
Sales and marketing	291	271
General and administrative	2,013	1,843
Total share-based compensation expense	$3,238	$2,942

For the three months ended March 31, 2020 and 2019, share-based compensation expenses in related to restricted stock units was $3.2 million and $2.9 million, respectively.

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

The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 10.9% and 19.1%, respectively. For the three months ended March 31, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, and the change of the valuation allowance on the US and state deferred tax assets. For the three months ended March 31, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, tax benefits related to research and development and recognition of the U.S. global intangible low-taxed income ("GILTI").

In response to the global pandemic related to COVID-19, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020.  The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable AMT credits.  For the three months ended March 31, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Services and others.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended March 31,
	2020	2019
Revenues:
United States	$3,761	$1,998
Taiwan	23,514	24,020
China	13,192	26,701
	$40,467	$52,719

	As of the period ended
	March 31,	December 31,
	2020	2019
Long-lived assets:
United States	$94,322	$94,507
Taiwan	72,646	73,816
China	94,037	97,687
	$261,005	$266,010

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and two of its officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of the Company’s shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, its chief executive officer, and its chief financial officer, arising out of its announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korsinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  The Company disputes the allegations, and intends to continue to vigorously defend against these claims.  On May 15, 2019, Lead Plaintiff filed a motion for leave to amend the consolidated class action complaint for the purpose of adding named Plaintiffs Richard Hamilton, Kenneth X. Luthy, Roy H. Cetlin, and John Kugel (together with Lead Plaintiff Lawrence Rougier, “Plaintiffs”) to the case. The court granted the motion on May 16, 2019. The substantive allegations in the Plaintiffs’ operative second amended consolidated class action complaint remain unchanged. On May 28, 2019, Plaintiffs filed a motion seeking to certify the case as a class action pursuant to Federal Rule of Civil Procedure 23 and seeking appointment of Plaintiffs as class representatives and Levi & Korsinsky as class counsel. On July 12, 2019, the Company filed a response in opposition to the motion for class certification, and on August 26, 2019, Plaintiffs filed their Reply Brief. On November 13, 2019, the Magistrate Judge issued a Memorandum and Recommendation recommending that the Plaintiffs’ motion for class certification be granted, to which Defendants filed written objections on November 27, 2019. On December 11, 2019, Plaintiffs filed a response in opposition to Defendants’ objections, and on December 16, 2019, Defendants filed their reply brief. The court entered an order adopting the Magistrate Judge’s Memorandum and Recommendation over Defendants’ objections on December 20, 2019. Thereafter, on January 3, 2020, Defendants filed a petition for permission to appeal the class certification order to the Fifth Circuit Court of Appeals. Plaintiffs filed an answer in opposition to Defendants’ petition on January 13, 2020, and Defendants filed a reply brief in further support of the petition for permission to appeal on January 21, 2020. On January 23, 2020, Defendants filed an unopposed motion in the Fifth Circuit requesting that the court stay further proceedings for 90 days to allow the parties to conduct settlement negotiations. The Fifth Circuit entered an order granting the motion on January 24, 2020. On April 7, 2020, by joint motion of the parties, the Fifth Circuit extended the order for another 40 days, up to and including June 2, 2020. The case is currently in the discovery phase, and fact discovery is scheduled to be completed by October 1, 2020.  At this stage, the Company is not yet able to determine the likelihood of loss, if any, arising from this matter.

On August 7, 2018, Plaintiff Lei Jin filed a purported derivative action on behalf of nominal defendant Applied Optoelectronics, Inc. in the U.S. District Court for the Southern District of Texas against the Company’s chief executive officer, chief financial officer and board of directors (Case No. 4:18-cv-02713).  This case was consolidated with a later filed derivative lawsuit filed by Plaintiff Yiu Kwong Ng in the U.S. District Court for the Southern District of Texas (Case No. 4:18-cv-4751). The allegations in the consolidated derivative complaints are substantially similar to those underlying the Abouzied securities class action and the Taneja securities class action discussed below. The consolidated derivative action is currently stayed. At this stage, the Company is not yet able to determine the likelihood of loss, if any, arising from this matter.

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

Note 19.  Subsequent Events

On April 1, 2020, the Company repaid its revolving bank line of credit with Truist of $20 million.

On April 17, 2020, the Company entered into a term note with Truist Bank, with a principal amount of $6.23 million pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in our Annual Report. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” provided below, and those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended
	March 31,		March 31,
	2020		2019
Revenue, net	$40,467	100.0%	$52,719	100.0%
Cost of goods sold	34,129	84.3%	40,368	76.6%
Gross profit	6,338	15.7%	12,351	23.4%
Operating expenses
Research and development	10,558	26.1%	11,185	21.2%
Sales and marketing	2,936	7.3%	2,595	4.9%
General and administrative	10,638	26.3%	10,440	19.8%
Total operating expenses	24,132	59.6%	24,220	45.9%
Loss from operations	(17,794)	(44.0)%	(11,869)	(22.5)%
Other income (expense)
Interest income	147	0.4%	72	0.1%
Interest expense	(1,455)	(3.6)%	(996)	(1.9)%
Other income (expense), net	256	0.6%	(155)	(0.3)%
Total other income (expense), net	(1,052)	(2.6)%	(1,079)	(2.0)%
Loss before income taxes	(18,846)	(46.6)%	(12,948)	(24.6)%
Income tax benefit	2,049	5.1%	2,474	4.7%
Net loss	$(16,797)	(41.5)%	$(10,474)	(19.9)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three months ended March 31,				Change
		% of		% of
	2020	Revenue	2019	Revenue	Amount	%
Data Center	$33,264	82.2%	$38,499	73.0%	$(5,235)	(13.6)%
CATV	4,223	10.4%	11,962	22.7%	(7,739)	(64.7)%
Telecom	2,560	6.3%	1,738	3.3%	822	47.3%
FTTH	—	0.0%	94	0.2%	(94)	(100.0)%
Other	420	1.0%	426	0.8%	(6)	(1.4)%
Total Revenue	$40,467	100.0%	$52,719	100.0%	$(12,252)	(23.2)%

The decrease in revenue during the three months ended March 31, 2020 was driven primarily by decreased demand for our 40 Gbps and 100 Gbps transceivers, and CATV equipment. The decrease in 100 Gbps demand was mostly from one major customer, while this decrease was partially offset by growth in 100 Gbps transceivers from another of our major customers. We believe that the decrease in 40 Gbps transceiver sales is related to a broad industry trend of reducing 40 Gbps infrastructure in favor of 100 Gbps infrastructure. The decrease in revenue in our CATV market for the year was mainly a result of reduced overall market demand for CATV outside plant products, which we attribute to reduced desire on the part of CATV multiple-system operators ("MSOs") to deploy capex to increase their network capacity. We believe a portion of the decrease in revenue was due to delays in shipments of our products due to the disruptions in our China subsidiary as a result of the COVID- 19 pandemic.

For the three months ended March 31, 2020 and 2019, our top ten customers represented 84.8% and 92.1% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Three months ended March 31,
	2020		2019		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$34,129	84.3%	$40,368	76.6%	$(6,239)	(15.5)%
Gross margin	6,338	15.7%	12,351	23.4%

Cost of goods sold decreased by $6.2 million, or 15.5%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a 23.2% decrease in sales over the prior year. Gross margin decreased year over year primarily as a result of changes in the mix of products within our datacenter segment. In particular, we saw an increase in sales of certain lower-cost 100 Gbps transceivers, designed for shorter reaches within the datacenter, relative to sales of transceivers designed for longer reaches. This product mix resulted in an overall reduction in gross margin. Also contributing to the reduced gross margin was production inefficiencies,higher costs of certain raw materials, and increased shipping costs due the COVID-19 pandemic.

Operating expenses

	Three months ended March 31,
	2020		2019		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$10,558	26.1%	$11,185	21.2%	$(627)	(5.6)%
Sales and marketing	2,936	7.3%	2,595	4.9%	341	13.1%
General and administrative	10,638	26.3%	10,440	19.8%	198	1.9%
Total operating expenses	$24,132	59.6%	$24,220	45.9%	$(88)	(0.4)%

Research and development expense

Research and development expense decreased by $0.6 million, or 5.6% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. Research and development costs decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due mainly to decreases in costs from R&D work orders, offset with an increase in depreciation expense related to R&D equipment.

Sales and marketing expense

Sales and marketing expense increased by $0.3 million, or 13.1% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. These increases were primarily due to increase in commission expenses, duties and freight. These increases were partially offset by a decrease in trade show expenses and travel-related costs as a result of the Covid-19 pandemic.  As a result of the pandemic outbreak, the Company has modified many of its customary business practices by limiting employee travel including cancelling in-person participation in various meetings, events and conferences.

General and administrative expense

General and administrative expense increased by $0.2 million, or 2.0% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. These increases were primarily due to an increase in share-based compensation expenses and insurance expenses. These increases were partially offset by a decrease in legal expenses, some of which were paid by our insurance carrier rather than the Company as legal expenses related to the first of our shareholder class action lawsuits have exceeded the retention in our insurance contract.

Other income (expense), net

	Three months ended March 31,
	2020		2019		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$147	0.4%	$72	0.1%	$75	104.2%
Interest expense	(1,455)	(3.6)%	(996)	(1.9)%	(459)	46.1%
Other income (expense), net	256	0.6%	(155)	(0.3)%	411	(265.2)%
Total other income, net	$(1,052)	2.6%	$(1,079)	-2.0%	$27	(2.5)%

Interest income increased by $0.1 million, or 104.2% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 The changes were not material and are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense increased by $0.5 million, or 46.1%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was due to higher average debt balances during the period.

Other income (expense), net increased by $0.4 million, or 265.2%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was mainly due to an increase in foreign currency transaction gains.  Government subsidy income associated with our investments in new product development and as a result of our designation as a high-tech enterprise in China was $0.1 million each for the three months ended March 31, 2020 and 2019.

Benefit for income taxes

	Three months ended March 31,
	2020	2019	Change
	(in thousands, except percentages)
Benefit for income taxes	$2,049	$2,474	(425)	(17.2)%

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

Our effective tax rate for the three months ended March 31, 2020 and 2019 was 10.9% and 19.1%, respectively. For the three months ended March 31, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, and the change of the valuation allowance on the US and state deferred tax assets.  For the three months ended March 31, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development and recognition of the U.S. global intangible low-taxed income ("GILTI").

As of March 31, 2020, we had accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.5 million. Because $7.5 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cut of Jobs Act of 2017 (the “Tax Act”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Liquidity and Capital Resources

As of March 31, 2020, we had $28.8 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2020, our cash, cash equivalents and restricted cash totaled $62.5 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

 On October 24, 2019, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on January 9, 2020, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million.

On February 28, 2020, we entered into an Equity Distribution Agreement (the “Agreement”) with Raymond James & Associates, Inc. (the “Sales Agent”) pursuant to which the Company may issue and sell shares of the Company’s common stock, par value $0.001 per share (the “Shares”) having an aggregate offering price of up to $55 million from time to time through the Sales Agent.  Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales, if any, of the Shares will be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company will designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales are requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that may be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent will use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice. The Company has no obligation to sell any Shares under the Agreement and may at any time suspend offers and sales of the Shares under the Agreement.

The Agreement provides that the Sales Agent will be entitled to compensation of up to 2% of the gross sales price of the Shares sold through the Sales Agent from time to time. The Company has also agreed to reimburse the Sales Agent for certain specified expenses in connection with the registration of Shares under state blue sky laws and any filing with, and clearance of the offering by, the Financial Industry Regulatory Authority Inc., not to exceed $10,000 in the aggregate, and any associated application fees incurred. Additionally, if the Agreement is terminated under certain circumstances, and the Company fails to sell a minimum amount of the Shares as set forth in the Agreement, then the Company has agreed to reimburse the Sales Agent for reasonable out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the Sales Agent, up to a maximum of $30,000 in the aggregate. The Company agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, or to contribute to payments that the Sales Agent may be required to make because of any of those liabilities.

In March 2020, we commenced sales of common stock through an "At The Market (ATM) Offering. The details of the shares of common stock sold through the ATM Offering through March 31, 2020 are as follows :

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	March 2020	$9.2131	4,300,000	$38,824	$792

As of March 31, 2020, the total gross sales were immaterial and thus remaining amount of common stock we have available to sell under the ATM Offering is $55.0 million.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(8,246)	$40
Net cash used in investing activities	(3,200)	(9,035)
Net cash provided by financing activities	6,854	28,019
Effect of exchange rates on cash and cash equivalents	81	431
Net increase (decrease) in cash and cash equivalents	$(4,511)	$19,455

Operating activities

For the three months ended March 31, 2020, net cash used in operating activities was $8.2 million. Net cash used in operating activities consisted of our net loss of $16.8 million, after exclusion of non-cash items of $9.2 million, , an increase in inventory of $4.5 million, a decrease in accrued liabilities of $7.1 million, offset by a decrease in accounts receivable from our customers of $8.8 million and an increase in accounts payable to our vendors of $3.4 million.

For the three months ended March 31, 2019, net cash provided by operating activities was $40,000. Net cash provided by operating activities consisted of our net loss of $10.4 million, after the exclusion of non-cash items of $8.7 million,an increase in accounts receivable from our customers of $1.6 million, a decrease in accounts payable to our vendors of $1.6 million and a decrease in accrued liabilities of $5.7 million offset by a decrease in inventory of $7.3 million and a decrease in other receivables of $2.8 million.

Investing activities

For the three months ended March 31, 2020, net cash used in investing activities was $3.2 million, mainly from the purchase of additional machinery and equipment.

For the three months ended March 31, 2019, net cash used in investing activities was $9.0 million, consisting of the purchase of additional machinery and equipment of $12.8 million, offset by a decrease in non-current assets of $3.9 million.

Financing activities

For the three months ended March 31, 2020, our financing activities provided $6.9 million in cash. This increase in cash was due to $3.8 million and $3.4 million of net proceeds from lines of credit and acceptances payable, respectively.

For the three months ended March 31, 2019, our financing activities provided $28.0 million in cash. This increase in cash was due to $76.4 million of proceeds from the issuance of convertible senior notes offset by net loan repayments of $48.1 million.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with Truist Bank. This line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of March 31, 2020, we were in compliance with these covenants.

In Taiwan, we have a revolving credit facility with Taishin International Bank, a revolving credit facility with Far Eastern International Bank Co., Ltd. and equipment finance agreements with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. In China, we have revolving lines of credit with China Merchants Bank Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. and credit facilities with China Zheshang Bank Co., Ltd. for our China Subsidiary, Global.

As of March 31, 2020, we had $28.8 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of March 31, 2020, approximately $21.2 million of this total cost has been incurred, with the remaining portion due as the construction progresses. Construction under this contract is expected to be completed by end of year 2020.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2020 (in thousands):

	Payments due by period
		Less than [1]			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$53,462	$38,096	$15,366	$—	$—
Convertible senior notes(2)	96,600	4,025	8,050	84,525	—
Operating leases(3)	10,637	1,266	2,377	2,199	4,795
Financing leases(3)	126	22	44	60	—
Total commitments	$160,825	$43,409	$25,837	$86,784	$4,795

(1)

We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.

(2)	We issued convertible senior notes due 2024. The amount present in the table represents the principal portion and estimated interest expense for the obligations.
(3)	We have entered into various non- cancellable operating lease agreements for our offices in Taiwan and the U.S.

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2020, we did not, and we do not currently, have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report for the year ended December 31, 2019 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for credit losses, inventory reserves, impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets), goodwill and other indefinite-lived intangible assets, purchase price allocation of acquisitions, service and product warranties, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the fiscal year ended December 31, 2019. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korsinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  We dispute the allegations, and we intend to continue to vigorously defend against these claims.  On May 15, 2019, Lead Plaintiff filed a motion for leave to amend the consolidated class action complaint for the purpose of adding named Plaintiffs Richard Hamilton, Kenneth X. Luthy, Roy H. Cetlin, and John Kugel (together with Lead Plaintiff Lawrence Rougier, “Plaintiffs”) to the case. The court granted the motion on May 16, 2019. The substantive allegations in the Plaintiffs’ operative second amended consolidated class action complaint remain unchanged. On May 28, 2019, Plaintiffs filed a motion seeking to certify the case as a class action pursuant to Federal Rule of Civil Procedure 23 and seeking appointment of Plaintiffs as class representatives and Levi & Korsinsky as class counsel. On July 12, 2019, we filed a response in opposition to the motion for class certification, and on August 26, 2019, Plaintiffs filed their reply brief. On November 13, 2019, the Magistrate Judge issued a Memorandum and Recommendation recommending that the Plaintiffs’ motion for class certification be granted, to which we filed written objections on November 27, 2019. On December 11, 2019, Plaintiffs filed a response in opposition to our objections, and on December 16, 2019, we filed our reply brief. The court entered an order adopting the Magistrate Judge’s Memorandum and Recommendation over our objections on December 20, 2019. Thereafter, on January 3, 2020, we filed a petition for permission to appeal the class certification order to the Fifth Circuit Court of Appeals. Plaintiffs filed an answer in opposition to our petition on January 13, 2020, and we filed a reply brief in further support of the petition for permission to appeal on January 21, 2020. On January 23, 2020, we filed an unopposed motion in the Fifth Circuit requesting that the court stay further proceedings for 90 days to allow the parties to conduct settlement negotiations. The Fifth Circuit entered an order granting the motion on January 24, 2020. On April 7, 2020, by joint motion of the parties, the Fifth Circuit extended the order for another 40 days, up to and including June 2, 2020. The case is currently in the discovery phase, and fact discovery is scheduled to be completed by October 1, 2020. At this stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

On August 7, 2018, Plaintiff Lei Jin filed a purported derivative action on behalf of nominal defendant Applied Optoelectronics, Inc. in the U.S. District Court for the Southern District of Texas against our chief executive officer, chief financial officer and board of directors (Case No. 4:18-cv-02713).  This case was consolidated with a later filed derivative lawsuit filed by Plaintiff Yiu Kwong Ng in the U.S. District Court for the Southern District of Texas (Case No. 4:18-cv-4751). The allegations in the consolidated derivative complaints are substantially similar to those underlying the Abouzied securities class action and the Taneja securities class action discussed below. The consolidated derivative action is stayed. At this stage, we are not able to determine the likelihood of loss, if any, arising from this matter.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in our Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. If any of the following risks actually occur, we may be unable to conduct our business as currently planned and our financial condition and results of operations could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks and you may lose all or part of your investment. Except for those risk factors denoted by an asterisk (*), the risk factors facing our Company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020, which risk factors are set forth below.

Risks Inherent in Our Business

*We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. For each year ended 2019, 2018 and 2017 and the three months ended March 31, 2020, our top ten customers represented 88.1%, 92.9%, 94.9% and 84.8% of our revenue, respectively. In 2019, Microsoft represented 32.2% of our revenue, Amazon represented 24.0% of our revenue, Facebook represented 10.9% of our revenue, and Cisco represented 10.0% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could divert medical resources and priorities towards the treatment of that disease. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.  For example, as a result of the extension of the Lunar New Year holidays due to the recent outbreak of novel coronavirus originating in Wuhan, China, certain of our product shipments from China have been delayed. Although we are monitoring the situation on a daily basis, it is currently unknown whether the outbreak will continue to disrupt our product shipments or impact manufacturing in the region or other regions where we operate over a prolonged period. If such disruption were to extend over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

* The extent to which the coronavirus ("COVID-19") pandemic impacts our business, results of operations and financial condition is uncertain and will depend on future developments, which cannot be predicted.

The spread of the COVID-19 virus during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared the spread of the COVID-19 virus a pandemic. Our operations have been negatively impacted by the pandemic and are likely to continue to be impacted. The extent and duration of this impact is uncertain and will depend on factors including the extent to which our customers' businesses are impacted by the pandemic. In order to protect our employees and also minimize the risk of potential disruptions to our business that could occur should a virus outbreak occur in one of our facilities, we have established and implemented a work from home provision for our employees, where possible. We have also modified our business practices (including employee travel, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. However, even with these precautions, it is not possible to eliminate the risk of a widespread outbreak among our employees and if such an outbreak were to occur, it would likely have a negative impact on our business, results of operations, and our financial condition.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

If the CATV market does not continue to develop as we expect, or if there is any downturn in this market, our business would be adversely affected.

Historically, we have generated much of our revenue from the CATV market. In 2019, 2018 and 2017, the CATV market represented 19.6%, 19.3%, and 15.9% of our revenue, respectively. In the CATV market, we are relying on expected increasing demand for bandwidth-intensive services and applications such as on-demand television programs, high-definition television channels, or HDTV, social media, peer-to-peer file sharing and online video creation and viewing from network service providers. Without network and bandwidth growth, the need for our products will not increase and may decline, adversely affecting our financial condition and results of operations. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as telecoms, wireless or satellite, will gain the most widespread acceptance. If the trend of outsourcing for the design and manufacture of CATV equipment does not continue, or continues at a slower pace than currently expected, our customers’ demand for our design and manufacturing services may not grow as quickly as expected. If expectations for the growth of the CATV market are not realized, our financial condition and results of operations will be adversely affected. In addition, if the CATV market is adversely impacted, whether due to competitive pressure from telecomn service providers, regulatory changes, or otherwise, our business would be adversely affected. We may not be able to offset any potential decline in revenue from the CATV market with revenue from new customers in other markets.

We have limited operating history in the telecom and FTTH markets, and our business could be harmed if these markets do not develop as we expect.

For 2019 and 2018, respectively, we generated 4.4% and 4.9% of our revenue from the telecom market and 0.1% and 0.3% of our revenue from the FTTH market. In the telecom market, we generally have sold products that were originally designed for other markets (such as internet data center or FTTH) or are variations of such products. As we gain experience in this market, we have begun to develop products specifically designed for telecom customers. Given our limited experience in this market, the products that we develop may prove to be unsuitable for customer use, or we may be unable to derive profit margins from this market that are similar to what we derive from our other markets. The products that we offer in the FTTH market are relatively new and have not yet gained widespread customer acceptance. For example, our WDM-PON products designed for the FTTH market, have not, and may never, gain widespread acceptance by large internet service providers. Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. We are relying on increasing demand for bandwidth-intensive services and telecoms service providers’ acceptance and deployment of WDM-PON as a technology supporting 1 Gbps service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition and results of operations will be adversely affected.

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

*Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

As of March 31, 2020, we had approximately $140.2 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, our existing Credit Facility with Truist Bank, contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

*Our Paycheck Protection Program loan may not be forgiven and could subject us to enhanced scrutiny

On April 17, 2020, we were granted a loan of $6.2 million under the Paycheck Protection Program ("PPP"), which is a component of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. This program was implemented hastily in response to the unprecedented economic downturn related to the coronavirus, and provides for loans of up to $10 million for eligible small businesses (defined generally as businesses with less than 500 U.S. resident employees). Due to the speed of implementation of this program, official guidance and interpretations of the requirements of the program have been limited and have changed over time. On April 29, the U.S. Department of the Treasury updated its "Frequently Asked Questions" (FAQ) document regarding the PPP program to indicate its intention to review all loans obtained under the program that exceed $2 million.

We have diligently considered all known guidance and determined that we meet all the requirements for the program, however we cannot predict with certainty how such a review might be conducted or what new information or interpretations might emerge prior to the completion of the review. As such, we cannot be certain whether our loan may be forgiven, even if we meet the currently-understood requirements for forgiveness. The review could also subject us to additional scrutiny which could adversely affect our financial condition and results of operations.

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

We have lending arrangements with several financial institutions, including loan agreements with Truist Bank in the U.S., credit facilities with Taishin International Bank and Far Eastern International Bank., equipment finance agreements with Chailease Finance Co., Ltd. in Taiwan and credit facilities with China Merchants Bank Co. Ltd., Shanghai Pudong Development Bank Co., Ltd. and China Zheshang Bank Co., Ltd. in China. Our loan agreements governing our long-term debt obligations in the U.S. and Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the Indenture governing the Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with Truist Bank are secured by our accounts receivable, inventory, intellectual property, and all business assets including real estate and equipment. Our credit facilities with Shanghai Pudong Development Bank Co., Ltd. and China Zheshang Bank Co., Ltd. are secured by real estate. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

If we raise additional funds through the issuance of our common stock or convertible securities, the ownership interests of our stockholders could be significantly diluted. These newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Additional financing may not, however, be available on terms favorable to us, or at all, if and when needed, and our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our infrastructure or respond to competitive pressures could be significantly limited. If we cannot raise required capital when needed, including under our Registration Statement filed with the SEC in October 2019, we may be unable to meet the demands of existing and prospective customers, adversely affecting our sales and market opportunities and consequently our business, financial condition and results of operations.

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

*Changes in U.S. and international trade policies, particularly with regard to China, may materially and adversely impact our business and operating results.

The U.S. government continues to make public statements in conjunction with certain actions that have led and may lead to further changes to U.S. and international trade policies, including additional tariffs affecting certain products manufactured in China. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials. Five rounds of U.S. tariffs on imports from China (respectively the “U.S. Tariffs on China Imports”) went into effect on July 2018, August 2018, September 2018, September 2019, and February 2020. A limited number of our products that are of Chinese origin are currently subject to the U.S. Tariffs on China Imports.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2019, 2018 and 2017, 18.8%, 23.1% and 22.7% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan.

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

Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. While we have a policy in place that is designed to reduce the risk of infringement of intellectual property rights of others and we have conducted a limited review of other companies’ relevant patents, there can be no assurance that third parties will not assert infringement claims against us. We cannot be certain that our products would not be found infringing on the intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. Intellectual property claims against us could force us to do one or more of the following:

●	obtain from a third-party claiming infringement a license to the relevant technology, which may not be available on reasonable terms, or at all;

●	stop manufacturing, selling, incorporating or using our products that use the challenged intellectual property;

●	pay substantial monetary damages; or

●	expend significant resources to redesign the products that use the technology and to develop non-infringing technology.

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

From time to time we may choose to or be required to license technology or intellectual property from third parties in connection with the development of our products. We cannot assure you that third party licenses will be available to us on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our results of operations. Our inability to obtain a necessary third-party license required for our product offerings or to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, any of which could adversely affect our business. If we are not able to obtain licenses from third parties, if necessary, then we may also be subject to litigation to defend against infringement claims from these third parties. Our competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.

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

Public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by the Company. We filed our latest conflict minerals report on Form SD on May 29, 2019. We have previously determined, as part of our compliance efforts, that certain products or components we obtain from our suppliers contain conflict minerals. Based on our Reasonable Country of Origin Inquiry on the source of our conflict minerals for the year ended December 31, 2019, we had reason to believe that certain of such conflict minerals likely originated in covered countries. If we are unable to conclude in the future that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on our business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $83.3 million, $143.1 million, and $122.3 million or 43.6%, 53.6%, and 32.0%, of our revenue in the years ended December 31, 2019, 2018 and 2017 was attributable to our product manufactured at our plant in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 37.1%, 36.8%, and 29.9% as of December 31, 2019, 2018 and 2017, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

*Our Amended and Restated Certificate of Incorporation includes a forum selection clause, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

           Our Amended and Restated Certificate of Incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company's Amended and Restated Certificate of Incorporation or By-laws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. This exclusive forum provision will not apply to claims under the Securities Exchange Act of 1934 but will apply to other state and federal law claims including actions arising under the Securities Act of 1933 (although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act of 1933, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933 or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act of 1933. This forum selection provision in our Amended and Restated Certificate of Incorporation may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us. It is also possible that a court could rule that such a provision is inapplicable or unenforceable.

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

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: May 8, 2020	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)