Form 10-Q
period 2020-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2020-08-06
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of July 31, 2020 there were 22,773,963 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$51,131	$59,977
Restricted cash	7,778	7,051
Accounts receivable - trade, net of allowance of $30 and $30, respectively	50,029	34,655
Inventories	97,251	85,028
Prepaid income tax	210	224
Prepaid expenses and other current assets	6,610	5,869
Total current assets	213,009	192,804
Property, plant and equipment, net	244,126	248,444
Land use rights, net	5,455	5,598
Operating right of use asset	7,552	7,768
Financing right of use asset	104	119
Intangible assets, net	4,006	4,081
Deferred income tax assets	2,136	7,287
Other assets, net	1,703	724
TOTAL ASSETS	$478,091	$466,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$42,234	$33,371
Accounts payable	51,154	32,828
Bank acceptance payable	9,866	6,310
Current lease liability - operating	941	965
Current lease liability - financing	17	17
Accrued liabilities	15,557	17,864
Total current liabilities	119,769	91,355
Notes payable and long-term debt, less current portion	15,542	16,552
Convertible senior notes	77,439	77,041
Non-current lease liability - operating	7,795	7,983
Non-current lease liability - financing	91	100
TOTAL LIABILITIES	220,636	193,031
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common Stock; 45,000 shares authorized at $0.001 par value; 21,941 and 20,141 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	22	20
Additional paid-in capital	323,405	303,401
Accumulated other comprehensive (loss) and income	(518)	430
Accumulated deficit	(65,454)	(30,057)
TOTAL STOCKHOLDERS' EQUITY	257,455	273,794
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$478,091	$466,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue, net	$65,222	$43,411	$105,689	$96,130
Cost of goods sold	51,486	32,873	85,615	73,241
Gross profit	13,736	10,538	20,074	22,889
Operating expenses
Research and development	10,803	11,151	21,361	22,336
Sales and marketing	3,430	2,331	6,366	4,926
General and administrative	10,611	10,884	21,249	21,324
Total operating expenses	24,844	24,366	48,976	48,586
Loss from operations	(11,108)	(13,828)	(28,902)	(25,697)
Other income (expense)
Interest income	47	310	194	382
Interest expense	(1,489)	(1,490)	(2,944)	(2,486)
Other income (expense), net	974	451	1,231	296
Total other income (expense), net	(468)	(729)	(1,519)	(1,808)
Loss before income taxes	(11,576)	(14,557)	(30,421)	(27,505)
Income tax benefit (expense)	(7,024)	3,191	(4,976)	5,665
Net loss	$(18,600)	$(11,366)	$(35,397)	$(21,840)
Net loss per share
Basic	$(0.89)	$(0.57)	$(1.72)	$(1.10)
Diluted	$(0.89)	$(0.57)	$(1.72)	$(1.10)

Weighted average shares used to compute net loss per share:
Basic	20,858,450	19,931,745	20,533,417	19,897,602
Diluted	20,858,450	19,931,745	20,533,417	19,897,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(18,600)	$(11,366)	$(35,397)	$(21,840)
Loss (gain) on foreign currency translation adjustment	1,454	(3,329)	(948)	(981)
Comprehensive loss	$(17,146)	$(14,695)	$(36,345)	$(22,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months ended June 30, 2020 and 2019

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2020	—	$—	20,249	$20	$306,305	$(1,972)	$(46,854)	$257,499
Public offering of common stock, net	—	—	1,578	2	14,002	—	—	14,004
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	3	—	—	3
Issuance of restricted stock, net of shares withheld for employee tax	—	—	113	—	(207)	—	—	(207)
Share-based compensation	—	—	—	—	3,302	—	—	3,302
Foreign currency translation adjustment	—	—	—	—	—	1,454	—	1,454
Net loss	—	—	—	—	—	—	(18,600)	(18,600)
June 30, 2020	—	$—	21,940	$22	$323,405	$(518)	$(65,454)	$257,455

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
March 31, 2019	—	$—	19,888	$20	$295,130	$2,950	$25,518	$323,618
Issuance of restricted stock, net of shares withheld for employee tax	—	—	63	—	(227)	—	—	(227)
Share-based compensation	—	—	—	—	3,019	—	—	3,019
Foreign currency translation adjustment	—	—	—	—	—	(3,329)	—	(3,329)
Net loss	—	—	—	—	—	—	(11,366)	(11,366)
June 30, 2019	—	$—	19,951	$20	$297,922	$(379)	$14,152	$311,715

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2020	—	$—	20,140	$20	$303,401	$430	$(30,057)	$273,794
Public offering of common stock, net	—	—	1,582	2	13,928	—	—	13,930
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	3	—	—	3
Issuance of restricted stock, net of shares withheld for employee tax	—	—	218	—	(467)	—	—	(467)
Share-based compensation	—	—	—	—	6,540	—	—	6,540
Foreign currency translation adjustment	—	—	—	—	—	(948)	—	(948)
Net loss	—	—	—	—	—	—	(35,397)	(35,397)
June 30, 2020	—	$—	21,940	$22	$323,405	$(518)	$(65,454)	$257,455

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2019	—	$—	19,810	$20	$292,480	$602	$35,992	$329,094
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	7	—	—	7
Issuance of restricted stock, net of shares withheld for employee tax	—	—	141	—	(526)	—	—	(526)
Share-based compensation	—	—	—	—	5,961	—	—	5,961
Foreign currency translation adjustment	—	—	—	—	—	(981)	—	(981)
Net loss	—	—	—	—	—	—	(21,840)	(21,840)
June 30, 2019	—	$—	19,951	$20	$297,922	$(379)	$14,152	$311,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2020	2019
Operating activities:
Net loss	$(35,397)	$(21,840)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	1	—
Lower of cost or market reserve adjustment to inventory	2,924	5,207
Depreciation and amortization	12,154	11,964
Amortization of debt issuance costs	444	457
Deferred income taxes, net	5,147	(5,770)
Loss on disposal of assets	9	10
Share-based compensation	6,540	5,961
Unrealized foreign exchange gain	(134)	(171)
Changes in operating assets and liabilities:
Accounts receivable, trade	(9,690)	2,128
Notes receivable	(49)	(137)
Prepaid income tax	13	(127)
Inventories	(15,362)	6,346
Other current assets	(725)	5,579
Operating right of use asset	300	561
Accounts payable	12,688	1,615
Accrued liabilities	(2,323)	(4,043)
Lease liability	(309)	(573)
Net cash provided by (used in) operating activities	(23,769)	7,167
Investing activities:
Purchase of property, plant and equipment	(6,759)	(26,286)
Proceeds from disposal of equipment	52	1
Deposits and prepaid for equipment	(2,304)	5,763
Purchase of intangible assets	(208)	(316)
Net cash used in investing activities	(9,219)	(20,838)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	6,229	10,537
Principal payments of long-term debt and notes payable	(2,221)	(41,203)
Proceeds from line of credit borrowings	52,637	38,473
Repayments of line of credit borrowings	(48,689)	(42,211)
Proceeds from bank acceptance payable	14,080	4,471
Repayments of bank acceptance payable	(10,377)	(6,575)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	(16)	76,364
Principal payments of financing lease	(8)	—
Exercise of stock options	3	7
Payments of tax withholding on behalf of employees related to share-based compensation	(466)	(526)
Proceeds from common stock offering, net	13,929	—
Net cash provided by financing activities	25,101	39,337
Effect of exchange rate changes on cash	(232)	317
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,119)	25,983
Cash, cash equivalents and restricted cash at beginning of period	67,028	58,004
Cash, cash equivalents and restricted cash at end of period	$58,909	$83,987
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest, net of amounts capitalized	$2,478	$498
Income taxes	(192)	224
Non-cash investing and financing activities:
Purchase of property and equipment with line of credit borrowings	941	—
Net change in accounts payable related to property and equipment additions	(710)	777
Net change in deposits and prepaid for equipment related to property and equipment additions	1,327	—

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and June 30, 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2020, as compared to the significant accounting policies described in its 2019 Annual Report, except as described below.

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

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” improves and clarifies various financial instruments topics. This ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Recent Accounting Pronouncements Yet to be Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The Accounting Standards Codification ("ASC") aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The Company is currently assessing the impact of this pronouncement to the financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This ASU is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the impact of this pronouncement to the financial statements.

Note 3.  Revenue Recognition

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended June 30,
		% of		% of
	2020	Revenue	2019	Revenue
Data Center	$52,533	80.5%	$31,806	73.3%
CATV	6,141	9.4%	9,818	22.6%
Telecom	6,170	9.5%	1,630	3.8%
FTTH	1	0.0%	16	0.0%
Other	377	0.6%	141	0.3%
Total Revenue	$65,222	100.0%	$43,411	100.0%

	Six months ended June 30,
		% of		% of
	2020	Revenue	2019	Revenue
Data Center	$85,797	81.2%	$70,305	73.1%
CATV	10,364	9.8%	21,780	22.7%
Telecom	8,730	8.3%	3,368	3.5%
FTTH	1	0.0%	110	0.1%
Other	797	0.7%	567	0.6%
Total Revenue	$105,689	100.0%	$96,130	100.0%

Note 4.  Leases

The Company leases space under non-cancellable operating leases for manufacturing facilities, research and development offices and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of the right of use ("ROU") asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancellable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities.

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

The Components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended June 30,
	2020	2019
Operating lease expense	$296	$318
Financing lease expense	8	—
Short Term lease expense	37	51
Total lease expense	$341	$369

Maturities of lease liabilities are as follows for the future one-year periods ending June 30, (in thousands):

	Operating	Financing
2021	$1,268	$22
2022	1,227	22
2023	1,171	22
2024	1,113	55
2025	1,123	—
2026 and thereafter	4,572	—
Total lease payments	$10,474	$121
Less imputed interest	(1,738)	(13)
Present value	$8,736	$108

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	Six months ended June 30,
	2020	2019
Weighted Average Remaining Lease Term (Years) - operating leases	8.65	9.69
Weighted Average Remaining Lease Term (Years) - financing leases	3.33	—
Weighted Average Discount Rate - operating leases	3.16%	3.13%
Weighted Average Discount Rate - financing leases	5.00%	—

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	640	676
Operating cash flows from financing lease	3	—
Financing cash flows from financing lease	8	—
Right-of-use assets obtained in exchange for new operating lease liabilities	261	15

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$51,131	$59,977
Restricted cash	7,778	7,051
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$58,909	$67,028

Restricted cash includes guarantee deposits for customs duties, research and development equipment additions, and compensating balances required for certain credit facilities. As of June 30, 2020 and December 31, 2019, there was $3.2 million and $1.9 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $1.9 million and $4.2 million certificate of deposit associated with credit facilities with a bank in China as of June 30, 2020 and December 31, 2019 respectively.

Note 6.  Earnings (Loss) Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options, restricted stock units and senior convertible notes outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive. Therefore, basic and diluted loss per share are the same.

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(18,600)	$(11,366)	$(35,397)	$(21,840)
Denominator:
Weighted average shares used to compute net loss per share
Basic	20,858	19,932	20,533	19,898
Diluted	20,858	19,932	20,533	19,898
Net loss per share
Basic	$(0.89)	$(0.57)	$(1.72)	$(1.10)
Diluted	$(0.89)	$(0.57)	$(1.72)	$(1.10)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Employee stock options	11	29	13	63
Restricted stock units	10	—	13	2
Shares for convertible senior notes	4,587	4,587	4,587	4,587
Total antidilutive shares	4,608	4,616	4,613	4,652

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$33,808	$15,570
Work in process and sub-assemblies	53,049	50,787
Finished goods	10,394	18,671
Total inventories	$97,251	$85,028

The lower of cost or market adjustment expensed for inventory for the three months ended June 30, 2020 and 2019 was $1.3 million and $2.9 million, respectively. The lower of cost or market adjustment expensed for inventory for the six months ended June 30, 2020 and 2019 was $2.9 million and $5.2 million, respectively.

For the three months ended June 30, 2020 and 2019, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $3.7 million and $2.4 million, respectively. For the six months ended June 30, 2020 and 2019, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $6.2 million and $5.2 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2020	December 31, 2019
Land improvements	$806	$806
Building and improvements	84,375	83,846
Machinery and equipment	239,213	237,464
Furniture and fixtures	5,276	5,105
Computer equipment and software	11,123	10,506
Transportation equipment	657	658
	341,450	338,385
Less accumulated depreciation and amortization	(126,778)	(116,979)
	214,672	221,406
Construction in progress	28,353	25,937
Land	1,101	1,101
Total property, plant and equipment, net	$244,126	$248,444

For the three months ended June 30, 2020 and 2019, depreciation expense of property, plant and equipment was $6.0 million and $5.9 million, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense of property, plant and equipment was $11.9 million and $11.7 million, respectively. As of June 30, 2020 and December 31, 2019, there was $0.4 million and $0.2 million of capitalized interest.

As of June 30, 2020, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2020
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$7,850	$(3,850)	$4,000
Trademarks	20	(14)	6
Total intangible assets	$7,870	$(3,864)	$4,006

	December 31, 2019
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$7,638	$(3,560)	$4,078
Trademarks	17	(14)	3
Total intangible assets	$7,655	$(3,574)	$4,081

For the three months ended June 30, 2020 and 2019, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. For the six months ended June 30, 2020 and 2019, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.3 million. The remaining weighted average amortization period for intangible assets is approximately 7 years.

At June 30, 2020, future amortization expense for intangible assets is estimated to be (in thousands):

2021	$561
2022	561
2023	561
2024	561
2025	561
thereafter	1,201
$4,006

Note 10.  Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of June 30, 2020				As of December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$51,131	$—	$—	$51,131	$59,977	$—	$—	$59,977
Restricted cash	7,778	—	—	7,778	7,051	—	—	7,051
Total assets	$58,909	$—	$—	$58,909	$67,028	$—	$—	$67,028
Liabilities:
Bank acceptance payable	—	$9,866	—	$9,866	—	$6,310	—	6,310
Convertible senior notes	—	68,591	—	68,591	—	77,191	—	77,191
Total liabilities	$—	$78,457	$—	$78,457	$—	$83,501	$—	$83,501

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. The carrying value amounts of bank acceptances approximate fair value due to the short-term nature of the debt since it renews frequently at current interest rates. The Company believes that the interest rates in effect at each period end represent the current market rates for similar borrowings.

The fair value of its convertible senior debt is measured for disclosure purpose. The fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2020	December 31, 2019
Revolving line of credit with a U.S. bank up to $20,000 with interest at LIBOR plus 1.5% , maturing April 2, 2021	$18,741	$20,000
Paycheck Protection Program Term Note with interest at fixed rate 1.0%, maturing April 16, 2022	6,229	—
Revolving line of credit with a Taiwan bank up to $3,336 with 2.2% interest, maturing July 31, 2020	3,375	3,336
Notes payable to a finance company due in monthly installments with 3.4% interest, maturing November 30, 2021	3,187	4,262
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	3,562	4,633
Revolving line of credit with a Taiwan bank up to $2,668 with interest of 1.7%, maturing April 11, 2020	—	2,668
Revolving line of credit with a China bank up to $8,917 with interest ranging from 4.5%, maturing October 14, 2020	977	—
Revolving line of credit with a China bank up to $25,449 with interest from 3.01% to 4.57%, maturing May 24, 2024	9,698	7,919
Credit facility with a China bank up to $14,125 with interest of 3.5%, maturing November 7, 2020	4,999	—
Credit facility with a China bank up to $7,167 with interest of 5.7%, maturing from June 20, 2022	7,063	7,167
Sub-total	57,831	49,985
Less debt issuance costs, net	(55)	(62)
Grand total	57,776	49,923
Less current portion	(42,234)	(33,371)
Non-current portion	$15,542	$16,552

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$9,866	$6,310

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2020.

Maturities of long-term debt are as follows for the future one-year periods ending June 30, (in thousands):

2021	$42,234
2022	15,542
Total outstanding	$57,776

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

On March 30, 2018, the Company executed a First Amendment to Loan Agreement, a Note Modification Agreement and Addendum to Promissory Note for $60 million, a Promissory Note and Addendum to Promissory Note for $26 million, a Promissory Note and Addendum to Promissory Note for $21.5 million, a Texas Deed of Trust and Security Agreement, an Assignment of Lease and Rent, and an Environmental Certification and Indemnity Agreement, (collectively, the “Amended Credit Facility”), with Truist Bank. The Amended Credit Facility amends the Company’s three-year $50 million line of credit with Truist Bank, originally executed on September 28, 2017. The Amended Credit Facility (1) increases the principal amount of the three-year line of credit from $50 million to $60 million (the “Line of Credit”); (2) allows the Company to borrow an additional $26 million from Truist Bank in the form of a five-year capital expenditure loan (the “CapEx Loan”) and (3) allows the Company to borrow an additional $21.5 million in the form of a seventy-month real estate term loan (the “Term Loan”) to refinance the Company’s plant and facilities in Sugar Land, Texas. Borrowings under the Line of Credit bear interest at a rate equal to the one-month LIBOR plus a Line of Credit margin ranging between 1.40% and 2.0%. Borrowings under the CapEx Loan bear interest at a rate equal to the one-month LIBOR plus a CapEx Loan margin ranging between 1.30% and 2.0%. Borrowings under the Term Loan bear interest at a rate equal to the one-month LIBOR plus a Term Loan margin ranging between 1.15% and 2.0%. The Company is required to make monthly payments of principal and accrued interest with the final monthly payments being for all principal and accrued interest not yet paid. The Company’s obligations under the Amended Credit Facility are secured by the Company’s accounts receivable, inventory, equipment, intellectual property, real property, and virtually all business assets.

On February 1, 2019, the Company executed a Second Amendment to Loan Agreement ("Second Amendment") with Truist Bank. The original loan agreement with Truist Bank, executed on September 28, 2017, and a first amendment to the original loan agreement, executed on March 30, 2018, provided the Company with a three-year $60 million line of credit; a $26 million five-year CapEx Loan and a $21.5 million seventy-month real estate term loan for the Company’s plant and facilities in Sugar Land, Texas. The Second Amendment extends the CapEx Loan draw-down date from March 30, 2019 to June 30, 2020, requires the Company to provide Truist Bank monthly financial statements and allows additional unfinanced capital expenditures.

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

As of June 30, 2020, the Company was in compliance with all covenants under the Fourth Amendment. As of June 30, 2020, $18.7 million was outstanding under the Fourth Amendment line of credit.

On April 17, 2020, the Company entered into a term note ("PPP Term Note") with Truist Bank, with a principal amount of $6.23 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default. The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven.

On November 29, 2018, Prime World entered into a Purchase and Sale Contract (the “Sale Contract”) and an Equipment Finance Agreement with Chailease Finance Co., Ltd. (“Chailease”) in connection with certain equipment. Pursuant to the Sale Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,340,468, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Equipment Finance Agreement. Prime World is obligated to pay an initial payment of NT$67,340,468, or approximately $2.2 million, thereafter the monthly payments range from NT$5,571,229, or $0.2 million, to NT$6,139,188, or approximately $0.2 million. Based on the monthly payments made under the Equipment Finance Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease in the amount of NT$210,601,605, or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Equipment Finance Agreement. As of June 30, 2020, $3.2 million was outstanding under the Equipment Finance Agreement.

On January 21, 2019, Prime World entered into a Second Purchase and Sale Contract (the “Second Sales Contract”), Promissory Note, and a Second Equipment Finance Agreement with Chailease in connection with certain equipment. Pursuant to the Second Sales Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,333,186, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Second Equipment Finance Agreement. Prime World is obligated to pay an initial monthly payment of NT$67,333,186, or approximately $2.2 million, thereafter the monthly payments range from NT$5,570,167, or approximately $0.2 million to NT$6,082,131, or approximately $0.2 million. Based on the monthly payments made under the Second Equipment Finance Agreement, the annual interest rate is calculated to be 3.1%. Upon an event of default under the Second Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease at the amount of NT$209,555,736 or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Second Equipment Finance Agreement. As of June 30, 2020, $3.6 million was outstanding under the Second Equipment Finance Agreement.

On April 11, 2019, Prime World entered into a one-year credit facility totaling NT$80 million, or approximately $2.6 million, (the “Far Eastern Credit Facility”) with Far Eastern International Bank Co., Ltd. (“Far Eastern”). Prime World may draw upon the Far Eastern Credit Facility from April 11, 2019 until April 11, 2020. The term of each draw shall be up to 180 days. Under the Far Eastern Credit Facility borrowing in NT dollars will bear interest at a rate equal to Far Eastern’s published one-year fixed term time deposits rate, plus 0.655%; for all foreign currency borrowing, interest shall be the TAIFX3 rate for the length of time equal to the term of the loan or the next longer tenor for which rates are quoted, plus 0.7%. As of the execution of the Far Eastern Credit Facility, Far Eastern’s published one-year fixed term time deposits rate and TAIFX3 rate are 1.045 % and 2.75%, respectively. Prime World’s obligations under the Far Eastern Credit Facility will be secured by a promissory note executed between Prime World and Far Eastern. As of June 30, 2020, the Far Eastern Credit Facility was fully repaid.

On July 23, 2019, Prime World entered into a one-year revolving credit facility totaling NT$100 million, or approximately $3.3 million, (the “NT$100M Credit Line”) and $1 million (the “US$1M Credit Line”) with Taishin International Bank in Taiwan ("Taishin"). Borrowing under the NT$100M Credit Line will be used for short-term working capital; the borrowing under the US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The NT$100M Credit Line and US$1M Credit Line are collectively referred to as the “Taishin Credit Facility”. Prime World may draw upon the Taishin Credit Facility from July 23, 2019 through July 31, 2020. The term of each draw shall be either 90 or 120 days. Borrowings under the NT$100M Credit Line will bear interest at a rate of 2.25% for 90 day draws and 2.2% for 120 day draws; borrowings under the US$1M Credit Line will bear interest equal to the Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Taishin Credit Facility will be secured by a promissory note executed between Prime World and Taishin. The agreements for the Taishin Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. As of June 30, 2020, $3.4 million was outstanding under the Taishin Credit Facility.

On April 19, 2019, the Company’s China subsidiary, Global, entered into a twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million, (the “China Merchants Credit Line”), with China Merchants Bank Co., Ltd., in Ningbo, China (“China Merchants”). The China Merchants Credit Line will be used by Global for general corporate purposes, including the issuance of bank acceptance notes to Global’s vendors. On April 14, 2020, Global extended the revolving line of credit agreement with China Merchants by six (6) months. Global  may draw upon the China Merchants Credit Line from April 19, 2019 until October 14, 2020 (the “Credit Period”). During the Credit Period, Global may request to draw upon the China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the China Merchants Credit Line and the approval of each draw may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the China Merchants Credit Line are unsecured. As of June 30, 2020, $1.0 million was outstanding under the China Merchants Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $2.3 million.

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

On May 7, 2019, the Company’s China subsidiary, Global, entered into a one-year credit facility totaling 30,000,000 RMB, or approximately $4.5 million, (the “SPD ¥30M Credit Facility”), with SPD. Borrowing under the SPD ¥30M Credit Facility will be used to repay Global’s outstanding loans with China Construction Bank Co., Ltd., in Ningbo, China ("CCB"). Borrowing under the SPD ¥30M Credit Facility will mature on May 7, 2020 and will bear interest equal to the Bank’s published twelve (12) month prime loan rate in effect on the date of the draw, plus 0.2475%. As of the execution of the SPD ¥30M Credit Facility agreement, the Bank’s published twelve (12) months prime loan rate is 4.32%. Under the SPD ¥30M Credit Facility, Global will make monthly payments of accrued interest; principal shall be repaid upon maturity. Global’s obligations under the SPD ¥30M Credit Facility are unsecured. The SPD ¥30M Credit Facility has been replaced by the SPD Credit Line on May 24, 2019.

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

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with SPD. Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019 and $2 million credit facility entered into on May 8, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of June 30, 2020, $9.7 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $7.6 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 4, 2021 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. The agreements for the ¥100M Credit Facility and the Real Estate Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of June 30, 2020, $5.0 million was outstanding under the ¥100M Credit Facility and there was no outstanding balance of bank acceptance notes issued to vendors under this facility.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with CZB. Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the ¥50M Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of June 30, 2020, $7.1 million was outstanding under the ¥50M Credit Facility.

As of June 30, 2020 and December 31, 2019, the Company had $26.9 million and $34.7 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 0.2% and 1.8% at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, there was $5.1 million and $6.1 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	June 30,	December 31,
	2020	2019
Principal	$80,500	$80,500
Unamortized debt issuance costs	(3,061)	(3,459)
Net carrying amount	$77,439	$77,041

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,006	$1,006	$2,013	$1,308
Amortization of debt issuance costs	205	205	414	266
Total interest cost	$1,211	$1,211	$2,427	$1,574
Effective interest rate	5.1%	5.1%	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll	$7,737	$11,009
Accrued employee benefits	2,484	2,288
Accrued state and local taxes	688	1,215
Accrued interest	1215	1208
Advance payments	455	312
Accrued product warranty	785	821
Accrued commission expenses	972	420
Accrued professional fees	232	222
Accrued utility expenses	351	155
Accrued other	638	214
Total accrued liabilities	$15,557	$17,864

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Foreign exchange transaction gain (loss)	$113	$216	$252	$(17)
Government subsidy income	876	74	981	162
Other non-operating gain (loss)	(6)	161	6	161
Loss on disposal of assets	(9)	—	(9)	(10)
Total other income, net	$974	$451	$1,230	$296

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2006 Share Incentive Plan
●	the 2013 Equity Incentive Plan (“2013 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2020	281	$10.20		$5.32		$573
Exercised	(1)	—	—			—
Outstanding, June 30, 2020	280	$10.22		$5.32	3.13	341
Exercisable, June 30, 2020	280	$10.22			3.62	341
Vested and expected to vest	280	$10.22			3.13	341

As of June 30, 2020, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2020	770		$25.18	$9,143
Granted	1,181		11.41	13,482
Released	(275)	$10.55	22.04	2,901
Cancelled/Forfeited	(18)		17.1	191
Outstanding, June 30, 2020	1,658		15.98	18,023
Vested and expected to vest	1,658		15.98	18,023

As of June 30, 2020, there was $23.5 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.55 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Share-based compensation - by expense type
Cost of goods sold	$237	$198	$483	$387
Research and development	704	657	1,392	1,296
Sales and marketing	295	279	586	550
General and administrative	2,066	1,885	4,079	3,728
Total share-based compensation expense	$3,302	$3,019	$6,540	$5,961

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

The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was 258.2% and 22.0%, respectively. For the three months ended June 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, and the change of the valuation allowance on the US and state deferred tax assets ("DTA"), and the recording of a valuation allowance on Taiwan deferred tax assets. For the three months ended June 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development.

The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was (16.25%) and 20.6%, respectively. For the six months ended June 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, the change of the valuation allowance on the US and state deferred tax assets, and the recording of a valuation on Taiwan deferred tax assets. For the six months ended June 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year period ended June 30, 2020 in Taiwan. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of June 30, 2020, a valuation allowance of $5.2 million has been recorded in Taiwan to recognize only the portion of the DTA that is more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

In response to the global pandemic related to COVID-19, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020.  The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable AMT credits. For the six months ended June 30 , 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Services and others.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
United States	$4,735	$1,652	$8,496	$3,650
Taiwan	40,604	22,108	64,486	46,128
China	19,883	19,651	32,707	46,352
	$65,222	$43,411	$105,689	$96,130

	As of the period ended
	June 30,	December 31,
	2020	2019
Long-lived assets:
United States	$93,604	$94,507
Taiwan	72,420	73,816
China	95,219	97,687
	$261,243	$266,010

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

On June 2, 2020, the parties reached an agreement in principle to settle the matter pursuant to a mediator’s recommendation. On June 4, 2020, the parties filed a Joint Motion to Stay All Deadlines and Notice of Settlement with the court, in order to allow the parties to finalize their settlement and file a motion for preliminary approval with the court no later than August 3, 2020.

On August 3, 2020, the parties filed a Stipulation of Settlement with the Court.  The Stipulation of Settlement contemplates—among other things and contingent upon Court approval of the settlement and customary terms and conditions—settlement of the action, a release of all claims made in the action, and dismissal of the claims made in the action with prejudice.  As consideration for entering into the settlement, Plaintiffs will receive for distribution to the members of the class they purport to represent (in accordance with the terms of the Stipulation of Settlement) a payment of $15.5 million funded by AOI’s applicable directors’ and officers’ insurance policies. Plaintiffs intend to apply to the Court for an award of attorneys’ fees to be paid out of the $15.5 million settlement fund. A hearing at which the Court will consider whether to approve the settlement has not yet been scheduled.  Until it does, all non-settlement related activity in the action will be stayed.  Additional information regarding the settlement can be obtained by reviewing the settlement documents publicly filed with the Court in the matter. After taking into account all currently available information, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of this matter will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to this matter.

On August 7, 2018, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas styled Lei Jin, derivatively on behalf of Applied Optoelectronics, Inc. v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-02713 alleging breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act based on similar factual allegations as in the Abouzied Securities Class Action.  On December 18, 2018, a second derivative complaint was filed styled Yiu Kwong Ng v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-4751 alleging the same causes of actions as the Jin complaint and additional factual allegations regarding our announcement on September 28, 2018 that we had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  On January 11, 2019, the court consolidated these two derivative actions, and on January 15, 2019, the court entered an order staying the actions pending the resolution of the securities class actions. On June 24, 2020, the plaintiffs filed a notice that the stay of proceedings had been terminated, and on July 2, 2020, the parties filed a Joint Stipulation and Proposed Scheduling Order. The court entered the stipulated scheduling order on the same date, under which we must file and serve our response or responsive pleading to the complaint by August 3, 2020. On July 31, 2020, the Court extended Defendants deadline to file and serve their response or responsive pleading to the complaint to September 2, 2020. The complaint requests unspecified damages and other relief.  At this stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Note 19.  Subsequent Events

As of reporting date, the Company repaid its revolving bank line of credit with Truist Bank in the amount of $18.6 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in our Annual Report. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations, and we have an additional research and development facility in Duluth, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD processes), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. Additionally, in our Taiwan location, we manufacture transceivers for the internet data center, telecom, FTTH and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2015. Our facilities in Ningbo, China, Taipei, Taiwan, and Sugar Land, Texas are all certified to ISO 14001:2015.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2020		2019		2020		2019
Revenue, net	$65,222	100.0%	$43,411	100.0%	$105,689	100.0%	$96,130	100.0%
Cost of goods sold	51,486	78.9%	32,873	75.7%	85,615	81.0%	73,241	76.2%
Gross profit	13,736	21.1%	10,538	24.3%	20,074	19.0%	22,889	23.8%
Operating expenses
Research and development	10,803	16.6%	11,151	25.7%	21,361	20.2%	22,336	23.2%
Sales and marketing	3,430	5.3%	2,331	5.4%	6,366	6.0%	4,926	5.1%
General and administrative	10,611	16.3%	10,884	25.1%	21,249	20.1%	21,324	22.2%
Total operating expenses	24,844	38.1%	24,366	56.1%	48,976	46.3%	48,586	50.5%
Loss from operations	(11,108)	(17.0)%	(13,828)	(31.9)%	(28,902)	(27.3)%	(25,697)	(26.7)%
Other income (expense)
Interest income	47	0.1%	310	0.7%	194	0.2%	382	0.4%
Interest expense	(1,489)	(2.3)%	(1,490)	(3.4)%	(2,944)	(2.8)%	(2,486)	(2.6)%
Other income (expense), net	974	1.5%	451	1.0%	1,231	1.2%	296	0.3%
Total other income (expense), net	(468)	(0.7)%	(729)	(1.7)%	(1,519)	(1.4)%	(1,808)	(1.9)%
Loss before income taxes	(11,576)	(17.7)%	(14,557)	(33.5)%	(30,421)	(28.8)%	(27,505)	(28.6)%
Income tax benefit (expense)	(7,024)	(10.8)%	3,191	7.4%	(4,976)	(4.7)%	5,665	5.9%
Net loss	$(18,600)	(28.5)%	$(11,366)	(26.2)%	$(35,397)	(33.5)%	$(21,840)	(22.7)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three months ended June 30,				Change
		% of		% of
	2020	Revenue	2019	Revenue	Amount	%
Data Center	$52,533	80.5%	$31,806	73.3%	$20,727	65.2%
CATV	6,141	9.4%	9,818	22.6%	(3,677)	(37.5)%
Telecom	6,170	9.5%	1,630	3.8%	4,540	278.5%
FTTH	1	0.0%	16	0.0%	(15)	(93.8)%
Other	377	0.6%	141	0.3%	236	167.4%
Total Revenue	$65,222	100.0%	$43,411	100.0%	$21,811	50.2%

	Six months ended June 30,				Change
		% of		% of
	2020	Revenue	2019	Revenue	Amount	%
Data Center	$85,797	81.2%	$70,305	73.1%	$15,492	22.0%
CATV	10,364	9.8%	21,780	22.7%	(11,416)	(52.4)%
Telecom	8,730	8.3%	3,368	3.5%	5,362	159.2%
FTTH	1	0.0%	110	0.1%	(109)	(99.1)%
Other	797	0.8%	567	0.6%	230	40.6%
Total Revenue	$105,689	100.0%	$96,130	100.0%	$9,559	9.9%

The increase in revenue during the three and six months ended June 30, 2020 was driven primarily by increased demand for our 100 Gbps transceivers in our data center market and laser chips used in the manufacture of transceivers for 5G wireless communications in our telecom market. These increases were partially offset by a decrease in demand for CATV products in both the three and six months ended June 30, 2020.  The increase in 100 Gbps demand includes increased demand from several existing customers, along with new customer additions.  We believe that some of this increase is related to increased demand for cloud-based services as a result of a shift to remote-working arrangements in the US and other areas, which in turn caused our customers to increase capacity in their data centers requiring more optical transceivers, especially 100 Gbps transceivers. The increase in 5G-related sales came mainly from customers in China, as wireless operators in that country have begun to deploy advanced 5G mobile networks.  The decrease in revenue in our CATV market for the period was mainly a result of reduced overall market demand for CATV outside plant products, which we attribute to reduced desire on the part of CATV multiple-system operators ("MSOs") to deploy capex to increase their network capacity.

For the three months ended June 30, 2020 and 2019, our top ten customers represented 86.9% and 90.9% of our revenue, respectively. For the six months ended June 30, 2020 and 2019, our top ten customers represented 86.0% and 90.5% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Three months ended June 30,
	2020		2019		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$51,486	78.9%	$32,873	75.7%	$18,613	56.6%
Gross margin	13,736	21.1%	10,538	24.3%

	Six months ended June 30,
	2020		2019		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$85,615	81.0%	$73,241	76.2%	$12,374	16.9%
Gross margin	20,074	19.0%	22,889	23.8%

Cost of goods sold increased by $18.6 million, or 56.6%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a 50.2% increase in sales over the prior year. Cost of goods sold increased by $12.4 million, or 16.9%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a 9.9% increase in sales over the prior year.

Gross margin decreased year over year primarily as a result of changes in the mix of products within our datacenter segment. In particular, we saw an increase in sales of certain lower-cost 100 Gbps transceivers, designed for shorter reaches within the datacenter, relative to sales of transceivers designed for longer reaches. This product mix resulted in an overall reduction in gross margin. Also contributing to the reduced gross margin was production inefficiencies, higher costs of certain raw materials, and increased shipping costs due the COVID-19 pandemic.

Operating expenses

	Three months ended June 30,
	2020		2019		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$10,803	16.6%	$11,151	25.7%	$(348)	(3.1)%
Sales and marketing	3,430	5.3%	2,331	5.4%	1,099	47.1%
General and administrative	10,611	16.3%	10,884	25.1%	(273)	(2.5)%
Total operating expenses	$24,844	38.1%	$24,366	56.1%	$478	2.0%

	Six months ended June 30,
	2020		2019		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$21,361	20.2%	$22,336	23.2%	$(975)	(4.4)%
Sales and marketing	6,366	6.0%	4,926	5.1%	1,440	29.2%
General and administrative	21,249	20.1%	21,324	22.2%	(75)	(0.4)%
Total operating expenses	$48,976	46.3%	$48,586	50.5%	$390	-(0.8)%

Research and development expense

Research and development expense decreased by $0.3 million, or 3.1% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Research and development expense decreased by $1.0 million, or 4.4% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products, and other new product development, and depreciation expense resulting from R&D equipment investments. These decreases were mainly due to decreases in costs from R&D work orders, partially offset with an increase in personnel-related costs.

Sales and marketing expense

Sales and marketing expense increased by $1.1 million, or 47.1% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Sales and marketing expense increased by $1.4 million, or 29.2% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. These increases were primarily due to increase in commission expenses, duties and freight. These increases were partially offset by a decrease in trade show expenses and travel-related costs as a result of the COVID-19 pandemic.  As a result of the pandemic outbreak, the Company has modified many of its customary business practices by limiting employee travel including cancelling in-person participation in various meetings, events and conferences.

General and administrative expense

General and administrative expense decreased by $0.3 million, or 2.5% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. General and administrative expense decreased by $0.1 million, or 0.4% for the six  months ended June 30, 2020 compared to the six months ended June 30, 2019. These decreases were primarily due to a decrease in legal expenses, some of which were paid by our insurance carrier rather than the Company, as legal expenses related to the first of our shareholder class action lawsuits have exceeded the retention in our insurance contract. These decreases were partially offset by an increase in personnel-related costs, share-based compensation expenses and insurance expenses.

Other income (expense), net

	Three months ended June 30,
	2020		2019		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$47	0.1%	$310	0.7%	$(263)	(84.8)%
Interest expense	(1,489)	(2.3)%	(1,490)	(3.4)%	1	0.1%
Other income (expense), net	974	1.5%	451	-(1.0)%	523	116.0%
Total other income (expense), net	$(468)	(0.7)%	$(729)	(1.7)%	$261	(35.8)%

	Six months ended June 30,
	2020		2019		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$194	0.2%	$382	0.4%	$(188)	(49.2)%
Interest expense	(2,944)	(2.8)%	(2,486)	(2.6)%	(458)	18.4%
Other income (expense), net	1,231	1.2%	296	-(0.3)%	935	315.9%
Total other income (expense), net	$(1,519)	(1.4)%	$(1,808)	(1.9)%	$289	16.0%

Interest income decreased by $0.3 million, or 84.8% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Interest income decreased by $0.2 million, or 49.2% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The changes were not material and are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense decreased slightly for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Interest expense increased $0.5 million, or 18.4% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was due to higher average debt balances during the period.

Other income (expense), net increased by $0.5 million, or 116.0%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Other income (expense), net increased by $0.9 million, or 315.9%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase was mainly due to an increase in government subsidy income in China and Taiwan.   Government subsidy income associated with our investments in new product development and as a result of our designation as a high-tech enterprise in China was $0.4 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. In addition, government subsidy income associated with COVID-19 pandemic was $0.5 million for the six months ended June 30, 2020

Benefit for income taxes

	Three months ended June 30,
	2020	2019	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(7,024)	$3,191	(10,215)	(320.1)%

	Six months ended June 30,
	2020	2019	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(4,976)	$5,665	(10,641)	(187.8)%

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

Our effective tax rate for the three months ended June 30, 2020 and 2019 was 258.2% and 22.0%, respectively. For the three months ended June 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, and the change of the valuation allowance on the US and state deferred tax assets, and the recording of a valuation allowance on Taiwan deferred tax assets. For the three months ended June 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development.

Our effective tax rate for the six months ended June 30, 2020 and 2019 was (16.25%) and 20.6%, respectively. For the six months ended June 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, the change of the valuation allowance on the US and state deferred tax assets, and the recording of a valuation on Taiwan deferred tax assets. For the six months ended June 30, 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, share-based compensation, and tax benefits related to research and development.

As of June 30, 2020, we had accumulated undistributed earnings generated by our foreign subsidiaries of approximately $11.7 million. Because $11.7 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cut of Jobs Act of 2017 (the “Tax Act”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Liquidity and Capital Resources

As of June 30, 2020, we had $26.9 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2020, our cash, cash equivalents and restricted cash totaled $58.9 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

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

In March 2020, we commenced sales of common stock through an At The Market (ATM) Offering. The details of the shares of common stock sold through the ATM Offering through June 30, 2020 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	March 2020	$9.2131	4,300	$39	$1
Raymond James & Associates, Inc.	May 2020	8.7387	923,160	7,906	161
Raymond James & Associates, Inc.	June 2020	9.5314	654,558	6,114	125

As of June 30, 2020, the total gross sales were $14.3 million and thus remaining amount of common stock we have available to sell under the ATM Offering is $40.7 million.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(23,769)	$7,167
Net cash used in investing activities	(9,219)	(20,838)
Net cash provided by financing activities	25,101	39,337
Effect of exchange rates on cash and cash equivalents	(232)	317
Net increase (decrease) in cash and cash equivalents	$(8,119)	$25,983

Operating activities

For the six months ended June 30, 2020, net cash used in operating activities was $23.8 million. Net cash used in operating activities consisted of our net loss of $35.4 million after exclusion of non-cash items of $27.1 million, Cash decreased due to an increase in inventory of $15.4 million and  accounts receivable from our customers of $9.7 million, offset by an increase in accounts payable to our vendors of $12.7 million.

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

Investing activities

For the six months ended June 30, 2020, net cash used in investing activities was $9.2 million, mainly from the purchase of additional machinery and equipment.

For the six months ended June 30, 2019, net cash used in investing activities was $20.8 million, consisting of the purchase of additional machinery and equipment of $26.3 million, offset by a decrease in non-current assets of $5.8 million.

Financing activities

For the six months ended June 30, 2020, our financing activities provided $25.1 million in cash. This increase in cash was due to $13.9 million of net proceeds from our At The Market (ATM) Offering, $6.2 million proceeds from PPP term loan, $1.7 million net proceeds from lines of credit and $3.7 million net proceeds from acceptances payable.

For the six months ended June 30, 2019, our financing activities provided $39.3 million in cash. This increase in cash was due to $76.4 million of proceeds from the issuance of convertible senior notes offset by net loan repayments of $36.5 million.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit and a PPP Term Note with Truist Bank. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of June 30, 2020, we were in compliance with these covenants.

In Taiwan, we have a revolving credit facility with Taishin International Bank and equipment finance agreements with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. In China, we have revolving lines of credit with China Merchants Bank Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. and credit facilities with China Zheshang Bank Co., Ltd. for our China Subsidiary, Global.

As of June 30, 2020, we had $26.9 million of unused borrowing capacity.

On March 5, 2019, we had issued $80.5 million of 5% convertible senior notes due 2024. The Notes will mature on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms.

See Note 11 “Notes Payable and Long-term Debt” and Note 12 “Convertible Senior Notes” of our Condensed Consolidated Financial Statements for a description of our notes payable and long-term debt and convertible senior notes.

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of June 30, 2020, approximately $21.2 million of this total cost has been incurred, with the remaining portion due as the construction progresses. Construction under this contract is expected to be completed by the end of 2020.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2020 (in thousands):

	Payments due by period
		Less than [1]			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$57,776	$42,234	$15,542	$—	$—
Convertible senior notes(2)	94,588	4,025	8,050	82,513	—
Operating leases(3)	10,474	1,268	2,398	2,236	4,572
Financing leases(3)	121	22	44	55	—
Total commitments	$162,959	$47,549	$26,034	$84,804	$4,572

(1)

We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.

(2)	We issued convertible senior notes due 2024. The amount present in the table represents the principal portion and estimated interest expense for the obligations.
(3)	We have entered into various non-cancellable lease agreements for our offices.

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

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2020, we did not, and we do not currently, have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al. , Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korsinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  On May 15, 2019, Lead Plaintiff filed a motion for leave to amend the consolidated class action complaint for the purpose of adding named Plaintiffs Richard Hamilton, Kenneth X. Luthy, Roy H. Cetlin, and John Kugel (together with Lead Plaintiff Lawrence Rougier, “Plaintiffs”) to the case. The court granted the motion on May 16, 2019. The substantive allegations in the Plaintiffs’ operative second amended consolidated class action complaint remain unchanged. On May 28, 2019, Plaintiffs filed a motion seeking to certify the case as a class action pursuant to Federal Rule of Civil Procedure 23 and seeking appointment of Plaintiffs as class representatives and Levi & Korsinsky as class counsel. On July 12, 2019, we filed a response in opposition to the motion for class certification, and on August 26, 2019, Plaintiffs filed their reply brief. On November 13, 2019, the Magistrate Judge issued a Memorandum and Recommendation recommending that the Plaintiffs’ motion for class certification be granted, to which we filed written objections on November 27, 2019. On December 11, 2019, Plaintiffs filed a response in opposition to our objections, and on December 16, 2019, we filed our reply brief. The court entered an order adopting the Magistrate Judge’s Memorandum and Recommendation over our objections on December 20, 2019. Thereafter, on January 3, 2020, we filed a petition for permission to appeal the class certification order to the Fifth Circuit Court of Appeals. Plaintiffs filed an answer in opposition to our petition on January 13, 2020, and we filed a reply brief in further support of the petition for permission to appeal on January 21, 2020. On January 23, 2020, we filed an unopposed motion in the Fifth Circuit requesting that the court stay further proceedings for 90 days to allow the parties to conduct settlement negotiations. The Fifth Circuit entered an order granting the motion on January 24, 2020. On April 7, 2020, by joint motion of the parties, the Fifth Circuit extended the order for another 40 days, up to and including June 2, 2020.

On June 2, 2020, the parties reached an agreement in principle to settle the matter pursuant to a mediator’s recommendation. On June 4, 2020, the parties filed a Joint Motion to Stay All Deadlines and Notice of Settlement with the court, in order to allow the parties to finalize their settlement and file a motion for preliminary approval with the court no later than August 3, 2020.

On August 3, 2020, the parties filed a Stipulation of Settlement with the Court.  The Stipulation of Settlement contemplates—among other things and contingent upon Court approval of the settlement and customary terms and conditions—settlement of the action, a release of all claims made in the action, and dismissal of the claims made in the action with prejudice.  As consideration for entering into the settlement, Plaintiffs will receive for distribution to the members of the class they purport to represent (in accordance with the terms of the Stipulation of Settlement) a payment of $15.5 million funded by AOI’s applicable directors’ and officers’ insurance policies. Plaintiffs intend to apply to the Court for an award of attorneys’ fees to be paid out of the $15.5 million settlement fund. A hearing at which the Court will consider whether to approve the settlement has not yet been scheduled.  Until it does, all non-settlement related activity in the action will be stayed.  Additional information regarding the settlement can be obtained by reviewing the settlement documents publicly filed with the Court in the matter. After taking into account all currently available information, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of this matter will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to this matter.

On August 7, 2018, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas styled Lei Jin, derivatively on behalf of Applied Optoelectronics, Inc. v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-02713 alleging breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act based on similar factual allegations as in the Abouzied Securities Class Action.  On December 18, 2018, a second derivative complaint was filed styled Yiu Kwong Ng v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-4751 alleging the same causes of actions as the Jin complaint and additional factual allegations regarding our announcement on September 28, 2018 that we had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  On January 11, 2019, the court consolidated these two derivative actions, and on January 15, 2019, the court entered an order staying the actions pending the resolution of the securities class actions. On June 24, 2020, the plaintiffs filed a notice that the stay of proceedings had been terminated, and on July 2, 2020, the parties filed a Joint Stipulation and Proposed Scheduling Order. The court entered the stipulated scheduling order on the same date, under which we must file and serve our response or responsive pleading to the complaint by August 3, 2020. On July 31, 2020, the Court extended Defendants deadline to file and serve their response or responsive pleading to the complaint to September 2, 2020. The complaint requests unspecified damages and other relief.  At this stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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

We generate much of our revenue from a limited number of customers. For each year ended 2019, 2018 and 2017 and the three and six months ended June 30, 2020, our top ten customers represented 88.1%, 92.9%, 94.9%, 86.9% and 86.0% of our revenue, respectively. In 2019, Microsoft represented 32.2% of our revenue, Amazon represented 24.0% of our revenue, Facebook represented 10.9% of our revenue, and Cisco represented 10.0% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

The U.S. government has recently made statements and amended its U.S. trade policies, resulting in tariffs that affect imported products manufactured in China, by our Chinese subsidiary. In addition, the Chinese government has imposed reciprocal tariffs that affect products manufactured by our U.S. operations. The additional tariffs have increased our cost of goods sold, however we believe that the negative impact of these tariffs has not been material to our financial results. Although we cannot predict the impact of any future tariffs, we intend to continue to adjust our manufacturing processes, supplier lists, and manufacturing locations in order to minimize the impact of any tariffs on both the Companyand our customers.

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

*Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operation, or cash flows.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent COVID-19 or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could divert medical resources and priorities towards the treatment of that disease. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.  For example, as a result of the extension of the Lunar New Year holidays due to the recent outbreak of COVID-19, certain of our product shipments from China have been delayed. Although we are monitoring the situation on a daily basis, it is currently unknown whether the outbreak will continue to disrupt our product shipments or impact manufacturing in the region or other regions where we operate over a prolonged period. If such disruption were to extend over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

* The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition is uncertain and will depend on future developments, which cannot be predicted.

The spread of the COVID-19 virus during the first six months of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared the spread of the COVID-19 virus a pandemic. Our operations have been negatively impacted by the pandemic and are likely to continue to be impacted. The extent and duration of this impact is uncertain and will depend on factors including the extent to which our customers' businesses are impacted by the pandemic. In order to protect our employees and also minimize the risk of potential disruptions to our business that could occur should a virus outbreak occur in one of our facilities, we have established and implemented a work from home provision for our employees, where possible. We have also modified our business practices (including employee travel, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. However, even with these precautions, it is not possible to eliminate the risk of a widespread outbreak among our employees and if such an outbreak were to occur, it would likely have a negative impact on our business, results of operations, and our financial condition.

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

For 2019 and 2018, respectively, we generated 4.4% and 4.9% of our revenue from the telecom market and 0.1% and 0.3% of our revenue from the FTTH market. In the telecom market, we generally have sold products that were originally designed for other markets (such as internet data center or FTTH) or are variations of such products. As we gain experience in this market, we have begun to develop products specifically designed for telecom customers. Given our limited experience in this market, the products that we develop may prove to be unsuitable for customer use, or we may be unable to derive profit margins from this market that are similar to what we derive from our other markets. The products that we offer in the FTTH market are relatively new and have not yet gained widespread customer acceptance. For example, our WDM-PON products designed for the FTTH market, have not, and may never, gain widespread acceptance by large internet service providers. Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. We are relying on increasing demand for bandwidth-intensive services and telecoms service providers’ acceptance and deployment of WDM-PON as a technology supporting one Gbps service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our financial condition and results of operations. For example, WDM-PON technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets or expand our product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. If our expectations for the growth of these markets are not realized, our financial condition and results of operations will be adversely affected.

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

As of June 30, 2020, we had approximately $145.1 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

*Our Paycheck Protection Program loan may not be forgiven and could subject us to enhanced scrutiny.

On April 17, 2020, we were granted a loan of $6.2 million under the Paycheck Protection Program ("PPP"), which is a component of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. This program was implemented hastily in response to the unprecedented economic downturn related to the coronavirus, and provides for loans of up to $10 million for eligible small businesses (defined generally as businesses with less than 500 U.S. resident employees). Due to the speed of implementation of this program, official guidance and interpretations of the requirements of the program have been limited and have changed over time. On April 29, 2020, the U.S. Department of the Treasury updated its "Frequently Asked Questions" (FAQ) document regarding the PPP program to indicate its intention to review all loans obtained under the program that exceed $2 million.

We have diligently considered all known guidance and determined that we meet all the requirements for the program; however, we cannot predict with certainty how such a review might be conducted or what new information or interpretations might emerge prior to the completion of the review. As such, we cannot be certain whether our loan may be forgiven, even if we meet the currently understood requirements for forgiveness. The review could also subject us to additional scrutiny which could adversely affect our financial condition and results of operations.

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

We have lending arrangements with several financial institutions, including loan agreements with Truist Bank in the U.S., credit facilities with Taishin International Bank and Far Eastern International Bank Co., Ltd., equipment finance agreements with Chailease Finance Co., Ltd. in Taiwan and credit facilities with China Merchants Bank Co. Ltd., Shanghai Pudong Development Bank Co., Ltd. and China Zheshang Bank Co., Ltd. in China. Our loan agreements governing our long-term debt obligations in the U.S. and Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the Indenture governing the Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with Truist Bank are secured by our accounts receivable, inventory, intellectual property, and all business assets including real estate and equipment. Our credit facilities with Shanghai Pudong Development Bank Co., Ltd. and China Zheshang Bank Co., Ltd. are secured by real estate. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

10.1*	Paycheck Protection Program Loan Promissory Note, dated April 17, 2020, executed by Applied Optoelectronics, Inc.(included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2020).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 6, 2020	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)