Form 10-K
period 2020-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2021-02-25
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the Registrant was $187,049,677 based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 30, 2020 of $10.87 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2021, the Registrant had 26,699,547 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2020.

Applied Optoelectronics, Inc.

Forward-Looking Information

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management, including statements appearing under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,” “strategy,” “future,” “likely,” or “would” or by other similar expressions that convey uncertainty of future events or outcomes.  These forward-looking statements involve risks and uncertainties, as well as assumptions and current expectations, which could cause the Company’s actual results to differ materially from those anticipated in such forward-looking statements. These risks and uncertainties include but are not limited to: statements about reduction in the size or quantity of customer orders; change in demand for the company’s products due to industry conditions; our ability to maintain sufficient liquidity; changes in manufacturing operations; volatility in manufacturing costs; delays in shipments of products; disruptions in the supply chain; change in the rate of design wins or the rate of customer acceptance of new products; the company’s reliance on a small number of customers for a substantial portion of its revenues; pricing pressure; a decline in demand for our customers’ products or their rate of deployment of their products; general conditions in the internet data center, cable television or CATV, telecommunications or telecom and fiber-to-the-home or FTTH; changes in the world economy (particularly in the United States and China); the negative effects of seasonality; the anticipated impact to our business operations, customer demand and supply chain due to the recent global pandemic of a novel strain of the coronavirus (COVID-19); realization of deferred tax assets; and other risks and uncertainties described more fully under the heading “Risk Factors” in this Form 10-K and those discussed in the Company’s other documents filed with or furnished to the Securities and Exchange Commission. You should not rely on forward-looking statements as predictions of future events. All forward-looking statements in this Form 10-K are based upon information available to us as of the date hereof, and qualified in their entirety by this cautionary statement. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in the company’s expectations.

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

The internet data center market is our largest market. Our customers in this market are generally large internet-based (“Web 2.0”) data center operators, to whom we supply optical transceivers that plug into switches and servers within the data center and allow these network devices to send and receive data over fiber-optic cables. The majority of the data center optical transceivers that we sell utilize our own lasers and subassemblies (we refer to the transceivers subassemblies as “light engines”), and we believe that our in-house technology and manufacturing capability for these lasers and subassemblies gives us an advantage over many of our competitors who often lack either development or manufacturing capabilities for these advanced optical modules.

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

The telecom market is our fastest growing market.  In this market we supply lasers and laser subassemblies as well as transceivers.  Our customers in this segment consist mostly of network equipment manufacturers ("NEMs") and other manufacturers of optical transceivers.  Our NEM customers manufacture equipment used in telecommunications networks and our transceiver manufacturer customers use our lasers and subassemblies in the manufacture of their optical transceivers.  Most of our products in this segment are purchased for use in advanced 5G mobile network deployments.

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and greater control over product quality and manufacturing costs. We design, manufacture and integrate our own analog and digital lasers using proprietary Molecular Beam Epitaxy, or MBE, and Metal Organic Chemical Vapor Deposition (MOCVD) fabrication process, which we believe is unique in our industry. We manufacture the majority of the laser chips and optical components that are used in our products. The lasers we manufacture are tested extensively to enable reliable operation over time and our devices are often highly tolerant of changes in temperature and humidity, making them well-suited to the CATV, FTTH and 5G markets where networking equipment is often installed outdoors.

In 2020, 2019 and 2018, our revenue was $234.6 million, $190.9 million, and $267.5 million and our gross margin was 21.5%, 24.2%, and 32.8%. In the years ended December 31, 2020, 2019 and 2018, we had net loss of $58.5 million, $66.0 million, and $2.1 million, respectively. At December 31, 2020 and 2019, our accumulated deficit were $88.6 million and $30.1 million, respectively. In 2020, we earned 73.9% of our total revenue from the internet data center market and 16.2% of our total revenue from the CATV market. In 2020, our key customers in the data center market included Microsoft Corp, Amazon.com, a US based large datacenter operator, and  a US based NEM. In 2020, 2019, and 2018, Microsoft accounted for 38.3%, 32.2%, and 22.1% of our revenue, Amazon accounted for 11.5%, 24.0%, and 12.1% of our revenue, the US based large datacenter operator accounted for 8.0%, 0.4%, and 0.0%, and the US based NEM accounted for 7.9%, 1.6%, and 0.0%, respectively. In 2020, our key customers in the CATV market included Cisco Systems, Inc., a global CATV NEM, and CommScope (which in 2019 acquired Arris, who had previously acquired the Motorola Home Business in 2013 and Pace Plc in 2016). In 2020, 2019 and 2018, Cisco accounted for 7.5%, 10.0%, and 9.9% of our revenue, a global CATV NEM accounted for 3.7%, 0%, and 0% of our revenue, and CommScope accounted for 2.1%, 3.7%, and 2.1% of our revenue, respectively.

Industry Background

During 2020, our four target markets, internet data center, CATV, telecom and FTTH, experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

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

‑

Trends in the CATV Market. In recent years, CATV service providers have invested extensively to support high speed, two-way communications and we expect that they will continue to do so. In North America, CATV service providers have upgraded their networks with new technologies like DOCSIS 3.1, which enables them to offer higher speed connections to their customers. In order to increase available bandwidth for their customers beyond the bandwidth possible with the introduction of DOCSIS 3.1, cable MSOs have been reducing the number of customers that are connected to a single node. By reducing the number of “homes per node,” the average bandwidth available to each customer is increased. Other new technologies, such as Converged Cable Access Platform ("CCAP") and Remote-PHY are under development by cable equipment suppliers. These technologies are being developed to be a cost-effective solution to provide higher available bandwidth to CATV customers.

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

Patents

As of December 31, 2020, we owned a total of 165 U.S. issued patents and 130 patents issued in China and Taiwan, plus a number of pending U.S. and foreign/international patent applications. Our issued U.S. and foreign patents will expire between 2021 and 2041. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2021, and we continue to obtain new patents through our ongoing research and development.

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

Research and Development

To maintain our growth and competitiveness, we engage in an active research and development program to develop new products and enhance existing products. As a result of these efforts, we anticipate releasing various new or enhanced products over the next several years. 2020, 2019 and 2018

As of December 31, 2020, we had a total of 315 employees working in the R&D department, including 14 with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Customers

Our customers are primarily internet data center operators, CATV and telecom equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2020, 2019 and 2018, we obtained 97.6%, 98.0%, and 96.4% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

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

In 2020, the three customers who contributed most to our data center revenue were Microsoft, Amazon, and a US based large datacenter operator. Our CATV products were used by three large CATV original equipment manufacturers, or OEMs, consisting of Cisco, a global CATV NEM, and CommScope (which in 2019 acquired Arris, who had previously acquired the Motorola Home Business in 2013 and Pace Plc in 2016). In 2020, revenue from the internet data center market, CATV market, telecom market, FTTH market and other markets provided 73.9%, 16.2%, 9.0%, 0.01% and 0.9% of our revenue, respectively, compared to 75.2%, 19.6%, 4.4%, 0.1% and 0.7%, respectively, in 2019.

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

We support our sales efforts by attendance at industry trade shows (virtually and in person), technical conferences and other promotional efforts. These efforts are aimed at attracting new customers and enhancing our existing customer relationships.

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

Competition

The optical networking market is intensely competitive. Because of the broad nature of our product offerings, we do not believe that we face a single major competitor across all of our markets. We do, however, experience intense competition in each product area from a number of manufacturers and we anticipate that competition will increase. Our major competitors in one or more of our markets include EMCORE Corporation, Finisar Corporation who was acquired by II-VI Incorporated, Foxconn Interconnect Technology Ltd., InnoLight Technology (Suzhou) Ltd., Intel Corporation, Lumentum Holdings, Inc., Mitsubishi, Molex, LLC, Source Photonics, Inc. and Sumitomo Electric Industries, Ltd.

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

Human Capital

Employees

As of December 31, 2020, we employed 2,682 full-time employees, of which 42 held Ph.D. degrees in a science or engineering field. Of our employees, 476 are located in the U.S., 773 are located in Taiwan and 1,433 are located in China.

As of December 31, 2020, none of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage as a result of an employment related strike or any employee related dispute and believe that we have satisfactory relations with our employees.

Employee Engagement, Development and Career Planning

Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals.  We believe our commitment to our human capital resources is an important component of our mission to deliver superior products to our customers. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We conduct a confidential annual survey of select workforce members to measure engagement. The results are discussed with senior leadership and managers. We provide all employees a wide range of professional development experiences, both formal and informal. We offer our highest level employees/executives/VPs leadership development programs as part of our talent and succession planning process. Also, we have development programs for managers and supervisors and learning opportunities for all employees. We provide access to learning platforms so employees can access resources to support their career aspirations and advance their skills.

Employee Engagement, Development and Career Planning

Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals.  We believe our commitment to our human capital resources is an important component of our mission to deliver superior products to our customers. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We conduct a confidential annual survey of select workforce members to measure engagement. The results are discussed with senior leadership and managers. We provide all employees a wide range of professional development experiences, both formal and informal. We offer our highest level employees/executives/VPs leadership development programs as part of our talent and succession planning process. Also, we have development programs for managers and supervisors and learning opportunities for all employees. We provide access to learning platforms so employees can access resources to support their career aspirations and advance their skills.

Employee Safety

The safety of our employees is a paramount value for us. We provide mandatory safety trainings in our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. Supervisors complete safety management courses as well. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and which comply with government orders in all the states and countries where we operate. In an effort to keep our employees safe and to maintain operations during the COVID-19 pandemic, we have implemented a number of new health-related measures including, the requirement to wear company provided face-masks at all times while on company property, implemented temperature taking protocols, increased hygiene, cleaning and sanitizing procedures at all Company sites,  implemented social-distancing, implemented restrictions on visitors to our facilities, limiting in-person meetings and other gatherings.

Compensation, Benefits and Wellness

We offer fair, competitive compensation and benefits that support our employees’ overall wellness. Further, the health and wellness of our employees are critical to our success. We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. Such programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. We offer financial education and financial wellness tools and resources to help employees reach their personal financial goals. Additionally, we provide robust compensation and benefits through internal and external benchmarking.

Governmental Regulations

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

Risks Related to the COVID-19 Pandemic

Epidemic diseases, such as COVID-19, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operation, or cash flows.

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

The spread of the COVID-19 virus during 2020 caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared the spread of the COVID-19 virus a pandemic. Our operations have been negatively impacted by the pandemic and are likely to continue to be impacted. The extent and duration of this impact is uncertain and will depend on factors including the extent to which our customers' businesses are impacted by the pandemic. In order to protect our employees and also minimize the risk of potential disruptions to our business that could occur should a virus outbreak occur in one of our facilities, we have established and implemented a work from home provision for our employees, where possible. We have also modified our business practices (including employee travel, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. However, even with these precautions, it is not possible to eliminate the risk of a widespread outbreak among our employees and if such an outbreak were to occur, it would likely have a negative impact on our business, results of operations, and our financial condition.

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

Risks Related to Operating Our Business

We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. For each year ended 2020, 2019 and 2018, our top ten customers represented 84.3%, 88.1%, and 92.9% of our revenue, respectively. In 2020, Microsoft represented 38.3% of our revenue, and Amazon represented 11.5% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations. These and other factors may cause less than acceptable yields at our facility. Manufacturing yields depend on a number of factors, including the quality of available raw materials, the degradation or change in equipment calibration and the rate and timing of the introduction of new products. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines may significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, we use our MBE, fabrication process to make our lasers, in addition to MOCVD, the technique most commonly used in optical manufacturing by communications optics vendors, and our MBE fabrication process relies on custom-manufactured equipment. If our MBE or MOCVD fabrication facility in Sugar Land, Texas were to be damaged or destroyed for any reason, our manufacturing process would be severely disrupted. Any such manufacturing problems would likely delay product shipments to our customers. For example, shipments of certain of our 100 Gbps transceiver products to one of our customers decreased during the three months ended September 30, 2018 due to customer concerns about failures of similar products shipped previously. Although we conducted extensive testing of our products to demonstrate that any potentially affected units could be nearly eliminated from future shipments, and we subsequently resumed shipments with the customer’s agreement, we did incur additional testing costs and costs to enhance the ongoing monitoring of product quality which adversely affected the results of our operations. It is unclear the extent to which our reputation with this customer, or other customers, may have been affected. Manufacturing problems and any such delays would negatively affect our sales and revenue and could negatively affect our competitive position and reputation. We may also experience delays in production, typically in February, during the Lunar New Year holiday when our facilities in China and Taiwan are closed.

Given the high fixed costs associated with our vertically integrated business, a reduction in demand for our products will likely adversely impact our gross profits and our results of operations.

We have a high fixed cost base due to our vertically integrated business model, including the fact that 2,269 of our employees as of December 31, 2020 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

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

Our quarterly revenue and operating results have varied in the past and will likely continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

‑	the timing, size and mix of sales of our products;

‑	fluctuations in demand for our products, including the increase, decrease, rescheduling or cancellation of significant customer orders;

‑	our ability to design, manufacture and deliver products which meet customer requirements in a timely and cost-effective manner;

‑	the gain or loss of key customers;

‑	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

‑	seasonality of certain of our products and manufacturing capabilities;

‑	quality control or yield problems in our manufacturing operations;

‑	supply disruption for certain raw materials and components used in our products;

‑	capacity constraints of our outside contract manufacturers for a portion of the manufacturing process for some of our products;

‑	length and variability of the sales cycles of our products;

‑	unanticipated increases in costs or expenses;

‑	the loss of key employees;

‑	different capital expenditure and budget cycles for our customers, affecting the timing of their spending for our products;

‑	political stability in the areas of the world in which we operate;

‑

changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs, restrictions, or requirements which may affect our ability to import or export our products to or from various countries; and

‑	trade-related government actions that impose barriers or restrictions that would impact our ability to sell or ship products to Huawei or other customers.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our internal manufacturing, research and development, sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. For these reasons, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of future performance. Moreover, our operating results may not meet our announced guidance or the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly. There can be no assurance that we will be able to successfully address these risks.

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

As of December 31, 2020, we had U.S. accumulated net operating losses, or NOLs, of approximately $87.0 million, federal and state research and development credits (“R&D credits”) of $9.0 million, interest expense of $1.8 million and foreign tax credits of $4.6 million for U.S. federal income tax purposes. Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past and in the year ended December 31, 2020 would not have prevented us from using all NOLs and tax credits accumulated before such ownership changes, assuming we were otherwise able to do so, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. Further, under the Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may offset no more than 80% of taxable income annually. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act.  Also, any foreign NOLs (for example NOLs in our China and Taiwan jurisdictions) are subject to different NOL expirations, generally shorter than in the US.

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

Legal and Regulatory Risks

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

We have been, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. There can be no assurances as to the favorable outcome of any litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results. As disclosed in “Item 3. Legal Proceedings,” on August 5, 2017, we and certain of our officers are currently subject to class action litigation related to allegations that we made materially false and misleading statements or failed to disclose material facts. Such litigation includes requests for damages and other relief. As further described in that section, subsequent derivative actions and securities class actions have since been filed.  This litigation and any other such litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Risks Related to Our Indebtedness and Future Financing

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

As of December 31, 2020, we had approximately $145.9 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our Paycheck Protection Program loan may not be forgiven and could subject us to enhanced scrutiny.

On April 17, 2020, we were granted a loan of $6.2 million under the Paycheck Protection Program ("PPP"), which is a component of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. This program was implemented hastily in response to the unprecedented economic downturn related to the COVID-19, and provides for loans of up to $10 million for eligible small businesses (defined generally as businesses with less than 500 U.S. resident employees). Due to the speed of implementation of this program, official guidance and interpretations of the requirements of the program have been limited and have changed over time. On April 29, 2020, the U.S. Department of the Treasury updated its "Frequently Asked Questions" (FAQ) document regarding the PPP program to indicate its intention to review all loans obtained under the program that exceed $2 million.

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

We have lending arrangements with several financial institutions, including loan agreements with Truist Bank in the U.S., credit facilities with Taishin International Bank and equipment finance agreements with Chailease Finance Co., Ltd. in Taiwan and credit facilities with China Merchants Bank Co. Ltd., Shanghai Pudong Development Bank Co., Ltd and China Zheshang Bank Co., Ltd. in China. Our loan agreements governing our long-term debt obligations in the U.S. and Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the Indenture governing the Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens.

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

If we raise additional funds through the issuance of our common stock or convertible securities, the ownership interests of our stockholders could be significantly diluted. These newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Additional financing may not, however, be available on terms favorable to us, or at all, if and when needed, and our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our infrastructure or respond to competitive pressures could be significantly limited. If we cannot raise required capital when needed, including under our Registration Statement filed with the SEC in October 2019, effective January 2020, we may be unable to meet the demands of existing and prospective customers, adversely affecting our sales and market opportunities and consequently our business, financial condition and results of operations.

Risks Related to Data Breaches and Network Infrastructures

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

Risks Related to International Trade and Operations

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2020, 2019 and 2018, 25.4%, 18.8%, and 23.1% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan.

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

Risks Related to Intellectual Property Matters

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $85.2 million, $83.3 million, and $143.1 million or 36.3%, 43.6%, and 53.6%, of our revenue in the years ended December 31, 2020, 2019 and 2018 was attributable to our product manufactured at our plant in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 40.6%, 37.1%, and 36.8% as of December 31, 2020, 2019 and 2018, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Our Amended and Restated Certificate of Incorporation includes a forum selection clause, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

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

	Owned or Lease	Approximate
Location	Expiration Date	Square Footage	Use
Sugar Land, Texas	Owned (1)	139,450	Administration, sales, manufacturing, research and development
Ningbo, China	Owned (2)	458,849	Administration, sales, manufacturing, research and development
Taipei, Taiwan	May 31, 2029 (3)	268,797	Administration, sales, manufacturing, research and development

(1)	We manufacture laser chips (utilizing our MBE and MOCVD process), subassemblies and components in our Sugar Land, Texas facility.

(2)

In our China facility, we manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the internet data center market, CATV transmitters (at the headend) and CATV outdoor equipment (at the node). Our China subsidiary acquired the land use rights to the real property on which our current facility is located from the Chinese government. Such land use rights expire on October 7, 2054. Our China subsidiary owns the facility located on such real property. Our China subsidiary also obtained from the Chinese government the land use rights to a second real property located within a close proximity to our current facility. As of December 31, 2020 we have completed construction of our new manufacturing facility on the second real property. The land use rights for the second real property expire on December 28, 2067.

(3)

In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center market, telecom, FTTH and other markets. The lease covering the Taiwan facility commenced on June 1, 2014 and expires on May 31, 2029.

Item 3.	Legal Proceedings

The information set forth under Note T "Contingencies" included in Part II, Item 8 of this Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see "Risk Factors" above.

Item 4.	Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of 2021 February 20, there were 36 holders of record of our common stock (not including beneficial holders of our common stock holding in street name).

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

PERCENT CHANGE
		NASDAQ	NASDAQ
Date	AAOI	Telecom	Composite
9/26/2013	100.00%	100.00%	100.00%
12/31/2013	150.70%	102.48%	110.28%
12/31/2014	112.65%	111.61%	125.05%
12/31/2015	172.29%	103.25%	132.21%
12/31/2016	235.34%	118.59%	142.13%
12/31/2017	379.72%	139.28%	182.27%
12/31/2018	251.61%	146.03%	186.50%
12/31/2019	119.28%	159.83%	236.90%
12/31/2020	85.44%	195.05%	340.29%

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

The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes. You should read this summary consolidated financial data together with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, all included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that have previously been filed with the SEC. Our historical results are not necessarily indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of results for the entire year.

The following table sets forth our consolidated results of operations for the periods presented (in thousands, except share and per share data):

	Years ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Revenue	$234,623	$190,872	$267,465	$382,329	$260,713
Cost of goods sold (1)	184,082	144,671	179,692	216,049	173,759
Gross profit	50,541	46,201	87,773	166,280	86,954
Operating expenses:
Research and development (1)	43,393	43,399	49,903	35,365	31,780
Sales and marketing (1)	14,087	10,060	9,141	8,702	6,627
General and administrative (1)	41,903	41,489	39,497	35,262	25,527
Total operating expenses	99,383	94,948	98,541	79,329	63,934
Income (loss) from operations	(48,842)	(48,747)	(10,768)	86,951	23,020
Interest and other income (expense), net:
Interest income	255	925	282	221	247
Interest expense	(5,635)	(5,405)	(1,106)	(858)	(1,717)
Other income (expense), net	2,998	1,840	1,814	(1,788)	(547)
Total interest and other income (expense), net	(2,382)	(2,640)	990	(2,425)	(2,017)
Income (loss) before income taxes	(51,224)	(51,387)	(9,778)	84,526	21,003
Income tax (expense) benefit	(7,228)	(14,662)	7,632	(10,575)	10,231
Net income (loss) attributable to common stockholders	$(58,452)	$(66,049)	$(2,146)	$73,951	$31,234
Net income (loss) per share attributable to common stockholders:
Basic	$(2.67)	$(3.31)	$(0.11)	$3.87	$1.82
Diluted	$(2.67)	$(3.31)	$(0.11)	$3.76	$1.76
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	21,866,630	19,982,363	19,646,646	19,097,355	17,201,731
Diluted	21,866,630	19,982,363	19,646,646	20,139,105	17,712,928

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

The following table provides share-based compensation expense for the periods presented (in thousands):

	Years ended December 31,
	2020	2019	2018
Cost of goods sold	$937	$772	$795
Research and development	2,812	2,557	2,419
Sales and marketing	1,191	1,070	925
General and administrative	8,106	7,405	6,981
Total share-based compensation expense	$13,046	$11,804	$11,120

The following table provides selected balance sheet data for the periods presented (in thousands):

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated balance sheet data:
Total cash, restricted cash, cash equivalents and short-term investments	$50,114	$67,028	$58,004	$83,984	$52,008
Working capital (1)	106,021	101,449	116,857	158,953	97,579
Total assets	480,805	466,825	466,840	452,948	322,318
Short-term obligations (2)	55,155	40,663	28,217	559	8,172
Long-term obligations (3)	99,766	101,676	60,328	48,964	34,961
Common stock and additional paid-in-capital	354,710	303,421	292,500	285,395	265,282
Total retained earnings (deficit)	$(88,509)	$(30,057)	$35,992	$38,138	$(37,013)

(1)	Working capital is defined as total current assets less total current liabilities.
(2)	Short-term obligations are defined as short-term loans, operating and financing leases, notes payable and bank acceptance payable.
(3)	Long-term obligations are defined as long-term loans, operating and financing leases, notes payable and convertible senior notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2020, 2019 and 2018, our revenue was $234.6 million, $190.9 million, and $267.5 million and our gross margin was 21.5%, 24.2%, and 32.8%. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 17.2% between 2011 and 2020. In the years ended December 31, 2020, 2019 and 2018, we had net loss of $58.5 million, $66.0 million, and $2.1 million, respectively. At December 31, 2020 and 2019, our accumulated deficit was $88.6 million and $30.1 million, respectively. In 2020, we earned 73.9% of our total revenue from the internet data center market, and 16.2% of our total revenue from the CATV market.

We sell our products to leading OEMs in the CATV, telecom, and FTTH markets as well as internet data center operators. In 2020, revenue from the internet data center market, CATV market, telecom market and FTTH markets provided 73.9%, 16.2%, 9.0%, and 0.0% of our revenue, respectively, compared to75.2%, 19.6%, 4.4%, and 0.1% of our 2019 revenue, respectively. In 2020, our key customers in the data center market included, Microsoft Corp (Microsoft), Amazon.com (Amazon) and a multinational computer technology company. In 2020, 2019, and 2018, Microsoft accounted for 38.3%, 32.2%, and 22.1% of our revenue, Amazon accounted for 11.5%, 24.0%, and 12.1% of our revenue, and the multinational computer technology company accounted for 8.0%, 0.4%, and 0.0% of our revenue, respectively. In 2020, our key customers in the CATV market included Cisco Systems, Inc. (Cisco), a global broadband access and media distributor, and CommScope. In 2020, 2019 and 2018, Cisco accounted for 7.5%, 10.0%, and 9.9% of our revenue, respectively; CommScope accounted for 2.1%, 3.7%, and 2.1% of our revenue, respectively. The global broadband access and media distributor is a new customer in 2020, it accounted for 3.7% of our revenue in 2020.

In 2020, our revenue increase of 22.9% over the prior-year was driven primarily by increased demand for our 100 Gbps transceivers in our data center market, and laser chips used in the manufacture of transceivers for 5G wireless communications in our telecom market. The increase in 100 Gbps demand includes increased demand from several existing customers, along with new customer additions.  We believe that some of this increase is related to increased demand for cloud-based services as a result of a shift to remote-working arrangements in the US and other areas, which in turn caused our customers to increase capacity in their data centers requiring more optical transceivers, especially 100 Gbps transceivers. The increase in 5G-related sales came mainly from customers in China, as wireless operators in that country have begun to deploy advanced 5G mobile networks. The slight increase in revenue for our CATV products is due to increased demand from CATV MSOs as they began to add capacity to their networks.  This increase in demand was at least partially attributable to network capacity expansion, particularly in the upstream direction, which is related to changes in network traffic due to increased working from home in the US earlier in the year.

We expect continued sales of our 40 Gbps and 100 Gbps products in 2021, and we expect that sales of 100 Gbps products will likely exceed sales of 40 Gbps products. However, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition.  Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, raw material cost reduction or increase, manufacturing utilization rate and changes in manufacturing efficiency. Furthermore, we are continuing to monitor and assess the effects of the coronavirus outbreak on our commercial and manufacturing operations, including any impact on our revenue in 2020.

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

In 2020, 2019 and 2018, we had 30, 31, and 26 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict as coronavirus continues to spread around the world. The vaccine still has not become widely available to our workforce, and treatments are limited. In March 2020, we instituted travel restrictions and implemented sanitation and disinfection procedures to safeguard the health and safety of our employees which continue today. We have modified our workplace practices, which resulted in many employees working remotely. The spread of COVID-19 may still impact our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain.

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

Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated, first within the CATV market and now2020 within the internet data center market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. In the last three years, we have taken several actions to increase the diversity of our customer base. These actions include hiring additional sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. We had two and four customers that each accounted for more than 10% of our revenue in 2020 and 2019, respectively.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2020, 2019 and 2018, as well as the corresponding percentage of our total revenue for each period (in thousands, except percentages):

	Years ended December 31,
Market	2020	2019	2018
Data Center	$173,437	$143,562	$200,236
CATV	37,944	37,328	51,699
Telecom	21,092	8,429	13,159
FTTH	110	190	818
Other	2,040	1,363	1,553
Total	$234,623	$190,872	$267,465

	Percentage of Revenue
Data Center	73.9%	75.2%	74.9%
CATV	16.2%	19.6%	19.3%
Telecom	9.0%	4.4%	4.9%
FTTH	0.0%	0.1%	0.3%
Other	0.9%	0.7%	0.6%
Total Revenue	100%	100%	100%

In 2020, 2019 and 2018, our top ten customers represented 84.3%, 88.1%, and 92.9% of our revenue, respectively.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2020, 36.3% of our total revenue was manufactured at our China-based subsidiary, with $12.8 million denominated in RMB and 55.9% of our total revenue was from products manufactured at our Taiwan-based facility with no revenue denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2021.

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

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 21.5% and 32.8%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we may sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

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

Sales and marketing.

Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expense, shipping and tariff expense, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their offering or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2020, 2019 and 2018. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2020, 2019 and 2018. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

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

Other income (expense), net is primarily made up of government subsidizes income and foreign currency transaction gains and losses. The functional currency of our China subsidiary is the RMB and the foreign currency transaction gains and losses of our China subsidiary primarily result from their transactions in U.S. dollars. The functional currency of our Taiwan location is the NT dollar and the foreign currency transaction gains and losses of our Taiwan location primarily result from their transactions in U.S. dollars.

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2020 our effective tax rate was (14.1%). In 2019 and 2018, our effective tax rate was (28.5%) and 78.1%, respectively.

Our wholly owned subsidiary, Global Technology, Inc., has received preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global was recognized as a national high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period. Global renewed its national high-tech enterprise certificate in 2011, 2014, 2017 and 2020, extending its three year tax preferential status through December 2023.

For the years ended December 31, 2020 and 2019, we had $0.2 million and $0.2 million, respectively, of unrecognized tax benefits related to U.S. tax benefits recognized for which we do not meet the more likely than not threshold.

See additional information regarding income taxes in Note O, included in Part II, Item 8 of this Form 10-K.

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

We are uncertain whether the demand for our internet data center, telecom and FTTH products is seasonal, as our sales data does not indicate a significant trend with respect to these products. In 2017, we began to manufacture a meaningful quantity of internet data center products in our Ningbo, China factory. This factory experiences a lengthy shut-down associated with the Lunar New Year holiday which occurs in Q1 of each year. In addition to the factory shut-down, it is also common for employees in the factory to fail to return to work following resumption of operations. In the years 2020, 2019, and 2018, the percentage of employees in our China factory who resigned or were terminated during Q1, relative to the average number of employees during the quarter was 217%, 122%, and 90%, respectively.   However, we believe that the turnover in 2020 was higher than usual due to the COVID-19 pandemic which caused travel restrictions, additional health check requirements, and a lengthy shutdown of operations in Ningbo.  We believe that our employee turnover would likely have been lower in 2020 without these effects, but we cannot quantitatively estimate the turnover due to COVID-19.  As a result of this employee turnover, we must hire and train replacement employees. These replacement employees require a period of training and improvement, and this impacts the quantity of products we can produce in the quarter. The combined effect of the factory shut-down and employee turnover in the quarter may also contribute to negative seasonality in Q1.

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

	Years ended December 31,
	2020	2019	2018
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	78.5%	75.8%	67.2%
Gross profit	21.5%	24.2%	32.8%
Operating expenses
Research and development	18.5%	22.7%	18.6%
Sales and marketing	6.0%	5.3%	3.4%
General and administrative	17.9%	21.7%	14.8%
Total operating expenses	42.4%	49.7%	36.8%
Income (loss) from operations	(20.8)%	(25.5)%	(4.0)%
Interest and other income (expense), net	(1.0)%	(1.4)%	0.4%
Income (loss) before income taxes	(21.8)%	(26.9)%	(3.6)%
Income tax benefit (expense)	(3.1)%	(7.7)%	2.8%
Net income (loss)	(25.0)%	(34.6)%	(0.8)%

Comparison of Years Ended December 31, 2020 and 2019

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Years ended December 31,				Change
		% of		% of
	2020	Revenue	2019	Revenue	Amount	%
Data Center	$173,437	73.9%	$143,562	75.2%	$29,875	20.8%
CATV	37,944	16.2%	37,328	19.6%	616	1.6%
Telecom	21,092	9.0%	8,429	4.4%	12,663	150.2%
FTTH	110	0.0%	190	0.1%	(80)	(42.1)%
Other	2,040	0.9%	1,363	0.7%	677	49.7%
Total Revenue	$234,623	100.0%	$190,872	100.0%	$43,751	22.9%

The increase in revenue for the year was driven primarily by increased demand for our 100 Gbps transceivers in our data center market, and laser chips used in the manufacture of transceivers for 5G wireless communications in our telecom market. The increase in 100 Gbps demand includes increased demand from several existing customers, along with new customer additions.  We believe that some of this increase is related to increased demand for cloud-based services as a result of a shift to remote-working arrangements in the US and other areas, which in turn caused our customers to increase capacity in their data centers requiring more optical transceivers, especially 100 Gbps transceivers. The increase in 5G-related sales came mainly from customers in China, as wireless operators in that country have begun to deploy advanced 5G mobile networks. The slight increase in revenue for our CATV products is due to increased demand from CATV MSOs as they began to add capacity to their networks.  This increase in demand was at least partially attributable to network capacity expansion, particularly in the upstream direction, which is related to changes in network traffic due to increased working from home in the US earlier in the year.  Towards the end of 2020, we saw a slow-down in orders from certain customers in our datacenter and telecom markets.  We attribute the slowdown in datacenter business to absorption of previously-purchased inventory and in our telecom business to slow-down in the rate of deployment of new 5G mobile networks in China.  We believe that both of these effects are temporary and we expect that they should be resolved in 2021.

In the years ended December 31, 2020 and 2019, our top ten customers represented 84.3%, and 88.1% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Years ended December 31,
	2020		2019		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$184,082	78.46%	$144,671	75.80%	$39,411	27.2%
Gross margin	50,541	21.54%	46,201	24.20%

Cost of goods sold increased by $39.4 million, or 27.2%, from 2019 to 2020, primarily due to a 22.9% increase in sales over the prior year. The decrease in gross margin for the year ended December 31, 2020 compared to the same period ended December 31, 2019 was primarily the result of changes in the mix of products within our datacenter segment. In particular, we saw an increase in sales of certain lower-cost 100 Gbps transceivers, designed for shorter reaches within the datacenter, relative to sales of transceivers designed for longer reaches. This product mix resulted in an overall reduction in gross margin. Also contributing to the reduced gross margin was production inefficiencies, and higher costs of certain raw materials.

Operating expenses

	Years ended December 31,
	2020		2019		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$43,393	18.5%	$43,399	22.7%	$(6)	(0.0)%
Sales and marketing	14,087	6.0%	10,060	5.3%	4,027	40.0%
General and administrative	41,903	17.9%	41,489	21.7%	414	1.0%
Total operating expenses	$99,383	42.4%	$94,948	49.7%	$4,435	4.7%

Research and development expense

Research and development expense was comparable between 2019 and 2020. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products and 1.2 GHz-capable amplifier products,  and other new product development, and depreciation expense resulting from R&D equipment investments.

Sales and marketing expense

Sales and marketing expense increased by $4.0 million, or 40.0%, from 2019 to 2020. These increases were primarily due to increase in commission expenses, duties and freight. These increases were partially offset by a decrease in trade show expenses and travel-related costs as a result of the COVID-19 pandemic.  As a result of the pandemic outbreak, the Company has modified many of its customary business practices by limiting employee travel including cancelling in-person participation in various meetings, events and conferences.

General and administrative expense

General and administrative expense increased by $0.4 million, or 1.0%, from 2019 to 2020. These increases were primarily due to an increase in personnel-related costs, share-based compensation expense and insurance expense. These increases were partially offset by a decrease in legal expenses, some of which were paid by our insurance carrier rather than the Company, as legal expenses related to the first of our shareholder class action lawsuits have exceeded the retention in our insurance contract.

Other income (expense), net

	Years ended December 31,
	2020		2019		Change
		% of		% of
Amount	revenue	Amount	revenue	Amount		%
	(in thousands, except percentages)
Interest income	$255	0.1%	$925	0.5%	$(670)	(72.4)%
Interest expense	(5,635)	(2.4)%	(5,405)	(2.8)%	(230)	4.3%
Other income (expense), net	2,998	1.3%	1,840	1.0%	1,158	62.9%
Total other income (expense), net	$(2,382)	(1.0)%	$(2,640)	(1.4)%	$258	(9.8)%

Interest income decreased by $0.6 million, or 72.4% from 2019 to 2020. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense increased by $0.2 million, or 4.3% from 2019 to 2020 due to higher average debt balances during the year.

Other income increased by $1.2 million, or 62.9% from 2019 to 2020.This increases was primarily due to the receipt of government subsidies associated with COVID-19 pandemic in Taiwan.

Benefit (provision) for income taxes

	Years ended December 31,
	2020	2019	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(7,228)	$(14,662)	7,434	(50.7)%

Our income tax provision consists of U.S. income tax, state taxes, and Taiwan and China income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

We recorded a tax expense of $7.2 million for the year ended December 31, 2020 as compared to $14.7 million for the year ended December 31, 2019. The income tax expense in the year ended December 31, 2020 was primarily related to the change of the valuation allowance, deferred tax assets, and the recording of a valuation allowance on Taiwan and China deferred tax assets. The income tax expense recorded in the year ended December 31, 2019 was primarily related to recognition of research and development credits, offset by the recognition of a valuation allowance on our US and state deferred tax assets, and due to excess tax benefits attributable to share-based compensation, and as well as the tax rates in foreign jurisdictions.

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

	Years ended December 31,				Change
		% of		% of
	2019	Revenue	2018	Revenue	Amount	%
Data Center	$143,562	75.2%	$200,236	74.9%	$(56,674)	(28.3)%
CATV	37,328	19.6%	51,699	19.3%	(14,371)	(27.8)%
Telecom	8,429	4.4%	13,159	4.9%	(4,730)	(35.9)%
FTTH	190	0.1%	818	0.3%	(628)	(76.8)%
Other	1,363	0.7%	1,553	0.6%	(190)	(12.2)%
Total Revenue	$190,872	100.0%	$267,465	100.0%	$(76,593)	(28.6)%

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

In the years ended December 31, 2019 and 2018, our top ten customers represented 88.1%, and 92.9% of our revenue, respectively.

Cost of goods sold and gross margin

	Years ended December 31,
	2019		2018		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$144,671	75.80%	$179,692	67.2%	$(35,021)	(19.5)%
Gross margin	46,201	24.20%	87,773	32.8%

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

Operating expenses

	Years ended December 31,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$43,399	22.7%	$49,903	18.6%	$(6,504)	(13.0)%
Sales and marketing	10,060	5.3%	9,141	3.4%	919	10.1%
General and administrative	41,489	21.7%	39,497	14.8%	1,992	5.0%
Total operating expenses	$94,948	49.7%	$98,541	36.8%	$(3,593)	(3.6)%

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

Other income (expense), net

	Years ended December 31,
	2019		2018		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$925	0.5%	$282	0.1%	$643	228.0%
Interest expense	(5,405)	(2.8)%	(1,106)	(0.4)%	(4,299)	388.7%
Other income (expense), net	1,840	1.0%	1,814	0.7%	26	1.4%
Total other income (expense), net	$(2,640)	(1.4)%	$990	0.4%	$(3,630)	(366.7)%

Interest income increased by $0.6 million, or 228.0% from 2018 to 2019 due to higher interest rates and larger cash balances during the year.

Interest expense increased by $4.3 million, or 388.7% from 2018 to 2019 due to higher debt balances, including convertible senior notes and higher interest rates during the year.

Other income increased slightly from 2018 to 2019. This increase was primarily due to the receipt of government subsidies associated with our investments in new product development and for qualifying as a high-tech enterprise in China. These increases were partially offset by the decrease in foreign currency transaction gains.

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

Liquidity and Capital Resources

As of December 31, 2020, we had $28.6 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2020, our cash, cash equivalents, restricted cash and short-term investments totaled $50.1 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds.

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

In March 2020, we commenced sales of common stock through an At-The-Market (ATM) Offering. The details of the shares of common stock sold through the ATM Offering through December 31, 2020 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	March 2020	$9.2131	4,300	$39	$1.00
Raymond James & Associates, Inc.	May 2020	8.7387	923,160	7,906	161
Raymond James & Associates, Inc.	June 2020	9.5314	654,558	6,114	125
Raymond James & Associates, Inc.	July 2020	11.0942	689,936	7,501	153
Raymond James & Associates, Inc.	August 2020	13.652	89,988	1,204	25
Raymond James & Associates, Inc.	November 2020	7.7575	1,189,861	9,046	185
Raymond James & Associates, Inc.	December 2020	8.4844	918,377	7,636	156

As of December 31, 2020, the total gross sales were $40.3 million and thus remaining amount of common stock we have available to sell under the ATM Offering is $14.7 million. The Company completed its ATM Offering in January 2021. Also refer to Note U “Subsequent Event” to the consolidated financial statements for further discussion of the Notes.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Years ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$(44,009)	$(1,754)	$14,029
Net cash used in investing activities	(19,347)	(32,116)	(76,514)
Net cash provided by financing activities	47,441	42,596	34,803
Effect of exchange rates on cash and cash equivalents	(999)	298	1,738
Net increase (decrease) in cash	$(16,914)	$9,024	$(25,944)

Operating activities

In 2020, net cash used in operating activities was $44.0 million. Net cash used in operating activities consisted of our net loss of $58.5 million, after the exclusion of non-cash items of $48.9 million, an increase in accounts receivable from our customers of $8.4 million and an increase in inventory of $23.7 million and decrease in accounts payable to our vendor of $3.3 million.

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

In 2020, net cash used in investing activities was $19.3 million. The net cash used consisted of spending on China factory construction, purchase and prepaid of additional property, plant and equipment of $19.1 million.

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

In 2020, our financing activities provided $47.4 million in cash. This increase in cash was due to $39.2 million of net proceeds from our At The Market (ATM) Offering, $6.2 million proceeds from PPP term loan, and $3.4 million net proceeds from acceptances payable and long-term debt.

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

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit and a PPP Term Note with Truist Bank. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of December 31, 2020, we were in compliance with these covenants.

In Taiwan, we have a revolving credit facility with Taishin International Bank, and an equipment finance agreement with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. In China, we have a revolving line of credit with China Merchants Bank Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd and a credit facility with China Zheshang Bank Co., Ltd. for our China subsidiary, Global.

As of December 31, 2020, we had $28.6 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location.  Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of December 31, 2020, construction of the building is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$68,029	$54,125	$13,904	$—	$—
Convertible senior notes(2)	93,279	4,025	8,050	81,204	—
Operating leases(3)	10,615	1,334	2,571	2,520	4,190
Financing leases(3)	109	22	87	—	—
Total commitments	$172,032	$59,506	$24,612	$83,724	$4,190

(1)

We have several loan and security agreements in China, Taiwan and the U.S. that provide various credit facilities, including lines of credit, bank acceptance payable and term loans. The amount presented in the table represents the principal portion and estimated interest expense for the obligations.

(2)	We issued convertible senior notes due 2024. The amount presented in the table represents the principal portion and estimated interest expense for the obligation.
(3)	We have entered into various non-cancellable lease agreements for our offices in Taiwan and in the U.S.

Inflation

We believe that the relatively low rate of inflation in the U.S. over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. To the extent we expand our operations in China and Taiwan, such actions may result in inflation having a more significant impact on our operating results in the future.

Off-Balance Sheet Arrangements

During 2020, 2019 and 2018, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Long-lived assets

We evaluate the carrying value of long-lived assets for potential impairment when we determine a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable we perform an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amount of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. We did not record any asset impairment charges in 2020, 2019 or 2018.

Valuation of inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. We assess the valuation of our inventory on a periodic basis and provide an allowance for the value of estimated excess and obsolete inventory based on estimates of future demand. During the years ended December 31, 2020, 2019 and 2018, we recorded excess and obsolete inventory reserve charges of $3.9 million, $6.8 million, and $7.2 million, respectively. For the years December 2020, 2019 and 2018, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $20.4 million, $13.4 million, and $12.3 million, respectively.

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

On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $10.6 million and $ 3.1 million has been recorded related to Taiwan and China deferred tax assets to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of December 31, 2020, our debt bears a variable rate of interest that is based on LIBOR or other interbank offered rates. The debt subject to variable rates is subject to fluctuation in the LIBOR or other interbank offered rates. As of December 31, 2020, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended December 31, 2020, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.4 million in our interest expense for such period.

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

During the year ended December 31, 2020, we recognized less than $0.1 million of exchange gains arising from foreign currency transactions and re-measurement of monetary assets and liabilities dominated in non-functional currency on the balance sheet date.

During the year ended December 31, 2020, 5.5% of our revenue was denominated in RMB and none of our revenue was denominated in NT dollars. In the year ended December 31, 2020, 22.2% of our operating expenses were denominated in RMB and 23.7% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income (loss), and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2020, our operating expenses would have had been higher by $0.5 million.

As of December 31, 2020, we held the U.S. dollar denominated liabilities net of assets of approximately $3.6 million in our China subsidiary and $17.7 million in our Taiwan branch. With respect to these U.S. dollar denominated net assets as of December 31, 2020, if exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2020, our other operating expenses would have been reduced by $0.2 million. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income (loss) as reported in U.S. dollars.

We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-35 of this Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included below, on the effectiveness of our internal control over financial reporting as of December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting, Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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

February 25, 2021

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2020.

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

The information required by Part III, Item 14, regarding principal accounting fees and services is incorporated by reference from the information contained in our Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

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

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

4.2		Indenture, dated as of March 5, 2019 between Applied Optoelectronics, Inc. and Wells Fargo Bank, National Association, as trustee, paying agent, and conversion agent	8-K	001-36083	4.1	March 5, 2019

4.3		Form of Note representing the Company’s 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture)	8-K	001-36083	4.1	March 5, 2019

4.4		Description of Company’s Common Stock	10-K	001-36083	4.4	February 28, 2020

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	2004 Incentive Share Plan	S-1	333-190591	10.4	August 13, 2013

10.2.1	†	Form of Stock Option Agreement under 2004 Incentive Share Plan	S-1	333-190591	10.4.1	August 13, 2013

10.3	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.3.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.3.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1	333-190591	10.5.2	August 13, 2013

10.4	†	Amended and Restated 2013 Equity Incentive Plan	10-K	001-36083	10.6	March 9, 2017

10.4.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

10.4.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.4.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.4.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.5	†	Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated January 28, 2007	S-1	333-190591	10.12	August 13, 2013

10.5.1	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10. 6	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016

10.7	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016

10.8	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016

10.9	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and David C. Kuo	10-K	001-36083	10.9	February 28, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.10	Loan Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2017

10.10.1	Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.2	October 4, 2017

10.10.2	Addendum to the Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.3	October 4, 2017

10.10.3	BB&T Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	October 4, 2017

10.10.4	Trademark Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	October 4, 2017

10.10.5	Patent Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	October 4, 2017

10.11	Supply Agreement, effective November 8, 2017, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.1	February 24, 2018

10.12	Master Purchase Agreement, effective January 2, 2018, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.2	February 21, 2018

10.13	Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30	February 28, 2018

10.13.1	Translation of Investment and Construction Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30.1	February 28, 2018

10.14	Translation of Construction Agreement between Global Technology, Inc. and Zhejiang Xinyu Construction Group Co., Ltd. dated February 8, 2018	10-Q	001-36083	10.5	May 8, 2018

10.15	First Amendment to Loan Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	April 5, 2018

10.15.1	Addendum to the Promissory Note ($60 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	April 5, 2018

10.15.2	Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.3	April 5, 2018

10.15.3	Addendum to the Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	April 5, 2018

10.15.4	Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	April 5, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15.5	Addendum to the Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	April 5, 2018

10.15.6	Note Modification Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.7	April 5, 2018

10.15.7	Assignment of Lease and Rent, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.8	April 5, 2018

10.15.8	Texas Deed of Trust and Security Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.9	April 5, 2018

10.15.9	Environmental Certification and Indemnity Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.10	April 5, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16	First Amendment to Lease, dated October 8, 2018, between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC.	8-K	001-36083	10.1	October 12, 2018

10.17	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note, dated November 29, 2018, between Prime World International Holdings, Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	December 6, 2018

10.18	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note, dated January 21, 2019, between Prime World International Holdings, Ltd. and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	January 25, 2019

10.19	Second Amendment to Loan Agreement, dated February 1, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	February 7, 2019

10.20	Purchase Agreement, dated as of February 28, 2019 by and among Applied Optoelectronics, Inc., Raymond James & Associates, Inc. and Cowen and Company, LLC	8-K	001-36083	10.1	March 5, 2019

10.20.1	Third Amendment to Loan Agreement, dated March 5, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	March 5, 2019

10.21	Translation of Approval Notice between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.1	April 17, 2019

10.21.1	Translation of Comprehensive Credit Facilities Master Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.2	April 17, 2019

10.21.2	Translation of Credit Terms / Financial Transaction Terms Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.3	April 17, 2019

10.21.3	Translation of Promissory Note between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.4	April 17, 2019

10.22	Translation of the Credit Granting Agreement, between Global Technology, Inc. and China Merchants Bank Co., Ltd., dated April 19, 2019	8-K	001-36083	10.1	April 25, 2019

10.23	Translation of the Working Capital Loan Contract, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated April 30, 2019	8-K	001-36083	10.1	May 6, 2019

10.24	Translation of the Working Capital Loan Contract (RMB 30,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 7, 2019	8-K	001-36083	10.1	May 13, 2019

10.24.1	Translation of the Working Capital Loan Contract (USD 2,000,000),between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 8, 2019	8-K	001-36083	10.2	May 13, 2019

10.25	Translation of the Financing Credit Line Agreement, dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.1	May 31, 2019

10.25.1	Translation of the Maximum Mortgage Contract (Security Agreement), dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.2	May 31, 2019

10.26	Translation of the Maximum Loan Contract (¥100M), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.1	June 27, 2019

10.26.1		Translation of the Maximum Mortgage Contract (the “Real Estate Security Agreement”), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.2	June 27, 2019

10.26.2		Translation of the Maximum Loan Contract (¥50M), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.3	June 27, 2019

10.26.3		Translation of the Maximum Mortgage Contract (the “Machinery and Equipment Security Agreement”), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.4	June 27, 2019

10.27		Translation of the Approval Notice of Credit Line, dated July 8, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.11	August 8, 2019

10.27.1		Translation of the General Agreement for Financial Transaction, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.12	August 8, 2019

10.27.2		Translation of the Credit Facility Agreement, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.13	August 8, 2019

10.27.3		Translation of the Promissory Note, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.14	August 8, 2019

10.28	**	Fourth Amendment to Loan Agreement, dated September 30, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2019

10.28.1		Note Modification Agreement, dated September 30, 2019, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.2	October 4, 2019

10.28.2		Addendum To Promissory Note, dated September 30, 2019, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.3	October 4, 2019

10.29		Second Amendment to Lease, dated November 11, 2019, between Applied Optoelectronics, Inc. and ROIB2 Breckinridge, LLC.	8-K	001-36083	10.1	November 18, 2019

10.30		Paycheck Protection Program Loan Promissory Note, dated April 17, 2020, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.1	April 22, 2020

10.31		Translation of Amendment to the Finance Lease Agreements, dated September 15, 2020, between Prime World International Holdings Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	September 18, 2020

10.32		Translation of the Credit Facility Agreement, dated October 7, 2020, between Prime World International Holdings Ltd. and Taishin International Bank.	8-K	001-36083	10.1	October 13, 2020

10.32.1		Translation of the Notice of Credit Line Approval, dated August 24, 2020.	8-K	001-36083	10.2	October 13, 2020

10.33		Translation of the Credit Granting Agreement, between Global Technology Inc. and China Merchants Bank Co., Ltd., dated October 19, 2020.	8-K	001-36083	10.2	October 22, 2020

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see the signature page in this Annual Report on Form 10-K).

31.1	*

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

**   Confidential Treatment has been granted for portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

APPLIED OPTOELECTRONICS, INC.

	By:	/s/ Chih-Hsiang (Thompson) Lin
Chih-Hsiang (Thompson) Lin,
President and Chief Executive Officer and
Chairman of the Board of Directors
February 25, 2021

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

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin
CHIH-HSIANG (THOMPSON) LIN,
President, Chief Executive Officer and	February 25, 2021
Chairman of the Board of Directors
(principal executive officer)

/s/ STEFAN J. MURRY
STEFAN J. MURRY,
Chief Financial Officer	February 25, 2021
(principal financial officer and
principal accounting officer)

Signature	Date

/s/ WILLIAM H. YEH
WILLIAM H. YEH,	February 25, 2021
Director

/s/ RICHARD B. BLACK
RICHARD B. BLACK,	February 25, 2021
Director

/s/ CHE-WEI LIN
CHE-WEI LIN,	February 25, 2021
Director

/s/ ALEX IGNATIEV
ALEX IGNATIEV,	February 25, 2021
Director

/s/ ELIZABETH LOBOA
ELIZABETH LOBOA,	February 25, 2021
Director

/s/ MIN-CHU (MIKE) CHEN
MIN-CHU (MIKE) CHEN,	February 25, 2021
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report February 25, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Reserve

As described further in Note B to the financial statements, the Company's inventories are stated at the lower of cost or market. The Company assesses the valuation of its inventory on a periodic basis and provides an allowance based on several factors including products’ life span, historical changes in valuation and write-offs, and management’s estimates of future demand. One significant estimate and assumption that impacts the financial statements is inventory reserve. We identified the accounting for inventory reserve as a critical audit matter.

The principal considerations for our determination that accounting for inventory reserve is a critical audit matter are the judgments and estimates associated with management’s determination of lower of cost or market adjustments, due to the nature of the inputs and assumptions used in the process and are subject to estimation uncertainty and require auditor subjectivity in evaluating reasonableness. Management developed certain percentages that determine the extent of any lower of cost or market adjustments based on the age of the inventory. Such percentages were determined through analysis of the inventory to determine each product's lifespan, a review historical write-offs or scrapped inventory, and an assessment by product engineers of the possibility of obsolescence for each product.

Our audit procedures related to the accounting for inventory reserve included the following:

●	We assessed the qualifications and competence of management and evaluated the methodologies used to determine the inventory reserve;

●	We tested the design and operating effectiveness of key controls related to the accounting for the inventory reserve, including controls relating to management’s development of the reserve;

●

We obtained the underlying inventory aging report and agreed the balances to the general ledger to test for completeness and recalculated the unit price and agreed such unit price to inventory details;

●	We obtained the underlying Inventory aging report and agreed the balances to the general ledger to test for completeness and selected inventory items to re-age;

●	We obtained the underlying inventory aging report and agreed the balances to the general ledger to test for completeness and recalculated the inventory reserve;

Impairment of Long-Lived Assets

As described further in Note B to the financial statements, The Company accounts for impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets. The Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. If assets are determined not to be recoverable, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The undiscounted future net cash flows, and any subsequent fair value determination, are based on assumptions and projections that require subjective judgments. We identified the long-lived assets impairment assessment and testing as a critical audit matter.

The principal consideration for our determination that the accounting for impairment of long-lived assets represents a critical audit matter is the judgments and assumptions associated with management’s determination of the recoverability of the long-lived assets including any subsequent fair value assessments. Auditing the undiscounted future net cash flows involved a high degree of subjectivity, auditor judgment and audit effort in evaluating management’s significant assumptions primarily due to the complexity of the cash flow models used, as well as the sensitivity of the underlying significant assumptions. The Company used an undiscounted cash flow model to assess the recoverability of the long-lived assets, which included assumptions such as revenue growth rates, operating expenses, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, capital expenditures asset grouping, forecasting period and future sales values. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

Our audit procedures related to the accounting for impairment of long-lived assets included the following:

●	We assessed the qualifications and competence of management and evaluated the methodologies used to determine the fair value of long-lived assets;

●

We tested the design and operating effectiveness of key controls related to the accounting for possible impairment, including controls relating to management’s development of forecasts for revenue growth rates, operating expenses, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, capital expenditures asset grouping, forecasting period and future sales values;

●

We tested the assumptions, including the testing of underlying source information and the mathematical accuracy of the calculations, used within the undiscounted cash-flow models to estimate the recoverability of long-lived assets which included assumptions such as, revenue growth rates, operating expenses, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, capital expenditures asset grouping, forecasting period and future sales values;

●	We tested the Company’s ability to forecast future cash flows by reviewing actual results compared to amounts previously forecasted;

●	We tested the sensitivity of the undiscounted cash flows utilized in the recoverability test.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Houston, Texas

February 25, 2021

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$43,425	$59,977
Restricted cash	6,689	7,051
Accounts receivable - trade, net of allowance of $62 and $30, respectively	43,042	34,654
Notes receivable	401	1
Inventories	110,397	85,028
Prepaid income tax	2	224
Prepaid expenses and other current assets	5,213	5,869
Total current assets	209,169	192,804
Property, plant and equipment, net	252,984	248,444
Land use rights, net	5,854	5,598
Operating right of use asset	7,729	7,768
Financing right of use asset	88	119
Intangible assets, net	3,999	4,081
Deferred income tax assets	—	7,287
Other assets, net	982	724
TOTAL ASSETS	$480,805	$466,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$38,265	$33,371
Accounts payable	29,482	32,828
Bank acceptance payable	15,860	6,310
Current lease liability - operating	1,012	965
Current lease liability - financing	18	17
Accrued liabilities	18,511	17,864
Total current liabilities	103,148	91,355
Notes payable and long-term debt, less current portion	13,904	16,552
Convertible senior notes	77,854	77,041
Non-current lease liability - operating	7,926	7,983
Non-current lease liability - financing	82	100
TOTAL LIABILITIES	202,914	193,031
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 25,110 and 20,104 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	25	20
Additional paid-in capital	354,685	303,401
Accumulated other comprehensive income	11,690	430
Accumulated deficit	(88,509)	(30,057)
TOTAL STOCKHOLDERS' EQUITY	277,891	273,794
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$480,805	$466,825

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2020	2019	2018
Revenue, net	$234,623	$190,872	$267,465
Cost of goods sold	184,082	144,671	179,692
Gross profit	50,541	46,201	87,773
Operating expenses
Research and development	43,393	43,399	49,903
Sales and marketing	14,087	10,060	9,141
General and administrative	41,903	41,489	39,497
Total operating expenses	99,383	94,948	98,541
Income (loss) from operations	(48,842)	(48,747)	(10,768)
Other income (expense)
Interest income	255	925	282
Interest expense	(5,635)	(5,405)	(1,106)
Other income, net	2,998	1,840	1,814
Total other income (expense), net	(2,382)	(2,640)	990
Loss before income taxes	(51,224)	(51,387)	(9,778)
Income tax benefit (expense)	(7,228)	(14,662)	7,632
Net loss	$(58,452)	$(66,049)	$(2,146)
Net loss per share
Basic	$(2.67)	$(3.31)	$(0.11)
Diluted	$(2.67)	$(3.31)	$(0.11)

Weighted average shares used to compute net loss per share:
Basic	21,866,630	19,982,363	19,646,646
Diluted	21,866,630	19,982,363	19,646,646

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(58,452)	$(66,049)	$(2,146)
Gain/(Loss) on foreign currency translation adjustment	11,260	(172)	(9,141)
Comprehensive loss	$(47,192)	$(66,221)	$(11,287)

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2019 and 2020

(in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity
January 1, 2018	—	$—	19,451	$19	$285,376	$9,743	$38,138	$333,276
Stock options exercised, net of shares withheld for employee tax	—	—	121	—	(2,073)	—	—	(2,073)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	238	1	(1,943)	—	—	(1,942)
Share-based compensation	—	—	—	—	11,120	—	—	11,120
Cumulative effect of previously unrecognized tax benefits	—	—			—	(9,141)	—	(9,141)
Net loss	—	—	—	—		—	(2,146)	(2,146)
December 31, 2018	—	$—	19,810	$20	$292,480	$602	$35,992	$329,094
Stock options exercised, net of shares withheld for employee tax	—	—	3	—	14	—	—	14
Issuance of restricted stock, net of shares withheld for employee tax	—	—	327	—	(897)	—	—	(897)
Share-based compensation	—	—	—	—	11,804	—	—	11,804
Foreign currency translation adjustment	—	—	—	—	—	(172)	—	(172)
Net loss	—	—			—		(66,049)	(66,049)
December 31, 2019	—	$—	20,140	$20	$303,401	$430	$(30,057)	$273,794
Public offering of common stock, net	—	—	4,470	4	39,306	—	—	39,310
Stock options exercised, net of shares withheld for employee tax	—	—	3	—	30	—	—	30
Issuance of restricted stock, net of shares withheld for employee tax	—	—	497	1	(1,098)	—	—	(1,097)
Share-based compensation	—	—	—	—	13,046	—	—	13,046
Foreign currency translation adjustment	—	—	—	—	—	11,260	—	11,260
Net loss	—	—	—	—	—	—	(58,452)	(58,452)
December 31, 2020	—	$—	25,110	$25	$354,685	$11,690	$(88,509)	$277,891

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(58,452)	$(66,049)	$(2,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance of bad debt	32	—	—
Lower of cost or market reserve adjustment to inventory	3,930	6,774	7,166
Depreciation and amortization	24,733	24,014	29,698
Amortization of debt issuance costs	900	892	42
Deferred income taxes, net	7,348	14,570	(8,964)
Loss on disposal of assets	15	13	7
Share-based compensation	13,046	11,804	11,120
Unrealized foreign exchange gain (loss)	(1,152)	(247)	(548)
Changes in operating assets and liabilities:
Accounts receivable, trade	(8,421)	(4,351)	29,316
Notes receivable	(389)	(4)	—
Prepaid income tax	188	961	230
Inventories	(23,674)	1,560	(28,403)
Other current assets	1,220	5,514	(2,939)
Operating right of use asset	407	847	—
Accounts payable	(3,347)	3,150	(13,714)
Accrued income taxes	1	—	(7,390)
Accrued liabilities	44	(308)	554
Lease liability	(438)	(896)	—
Net cash provided by (used in) by operating activities	(44,009)	(1,754)	14,029
Investing activities:
Maturities of short-term investments	—	—	36
Purchase of property, plant and equipment	(15,795)	(28,789)	(71,854)
Purchase of land use rights	—	—	(5,591)
Proceeds from disposal of equipment	216	1	697
Deposits and prepaid for equipment	(3,279)	(2,688)	674
Purchase of intangible assets	(489)	(640)	(476)
Net cash used in investing activities	(19,347)	(32,116)	(76,514)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	6,229	13,661	47,849
Principal payments of long-term debt and notes payable	(5,233)	(43,363)	(3,133)
Proceeds from line of credit borrowings	95,730	83,434	155,078
Repayments of line of credit borrowings	(96,006)	(88,299)	(165,569)
Proceeds from bank acceptance payable	39,958	13,638	4,595
Repayments of bank acceptance payable	(31,338)	(11,952)	—
Proceeds from issuance of convertible senior notes, net of debt issuance costs	(18)	76,362	—
Principal payments of financing lease	(17)	(2)
Exercise of stock options	13	14	120
Payments of tax withholding on behalf of employees related to share-based compensation	(1,080)	(897)	(4,137)
Proceeds from common stock offering, net	39,203	—	—
Net cash provided by financing activities	47,441	42,596	34,803
Effect of exchange rate changes on cash	(999)	298	1,738
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,914)	9,024	(25,944)
Cash, cash equivalents and restricted cash at beginning of period	67,028	58,004	83,948
Cash, cash equivalents and restricted cash at end of period	$50,114	$67,028	$58,004
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$4,971	$3,172	$848
Income taxes	(364)	(890)	8,470
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$(2,326)	$3,869	$(1,151)
Net change in deposits and prepaid for equipment related to property and equipment additions	(64)	8,801	—

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

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $10.7 million and $15.1 million at December 31, 2020 and 2019, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2020, approximately $38.7 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

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

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2020, 2019 and 2018, its top five customers represented 73.3%, 80.7%, and 85.7% of its revenue, respectively. In 2020, Microsoft and Amazon represented 38.3% and 11.5% of its revenue, respectively. In 2019, Microsoft, Amazon, Facebook and Cisco represented 32.2%, 24.0%, 10.9%, and 10.0% of its revenue, respectively.  The five largest receivable balances for customers represented an aggregate of 64.6% and 82.0% of total accounts receivable at December 31, 2020 and 2019, respectively. As of December 31, 2020, Microsoft and Amazon represented 20.9% and 8.5% of total accounts receivable, respectively. As of December 31, 2019, Microsoft and Amazon represented 32.0%, and 33.0% of total accounts receivable, respectively. No other customer represented greater than ten percent of revenue in 2020, 2019 or 2018 had greater than ten percent of total accounts receivable at December 31, 2020 or 2019.

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

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. The Company calculates depreciation using the straight-line method over the following estimated useful lives:

Useful lives (in years)

Buildings	20 - 42
Land improvements	10
Machinery and equipment	2 - 20
Furniture and fixtures	3 - 7
Computer equipment and software	3 - 10
Leasehold improvements	The shorter of the life of the applicable lease or the useful life of the improvement
Transportation equipment	5

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

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2020, the Company had 295 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life between 10 and 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

12.	Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets. In accordance with ASC 360, the Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. The Company did not record any asset impairment charges in 2020, 2019 or 2018.

13.	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, (“ASC 220”) establishes rules for reporting and display of comprehensive income and its components. ASC 220 requires that unrealized gains and losses on the Company’s foreign currency translation adjustments be included in comprehensive income (loss).

14.	Share-based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the grant date fair value in order to recognize compensation cost for those shares expected to vest. Compensation cost is recognized on a straight-line basis over the vesting period of the restricted stock units and adjusted as forfeitures occur.

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

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs may exceed the accrual, in which case the cost of sales will increase in the future. As of December 31, 2020 and 2019, the amount of accrued warranty was $0.7 million and $0.8 million, respectively. Changes in products warranty were as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Beginning Balance, January 1	$821	$995	$1,118
Warranty costs incurred	(457)	(1,261)	(4,888)
Provision for warranty	339	1,087	4,765
Ending Balance, December 31	$703	$821	$995

17.	Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

18.	Research and Development

Research and development costs are charged to operations as incurred. The Company receives reimbursement for certain development costs, which are capitalized when incurred, up to the reimbursable amount.

19.	Shipping and Handling Costs

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

21.	Global Intangible Low-taxed Income Provisions ("GILTI")

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 (“the 2017 Act”)

is the global intangible low-taxed income provisions ("GILTI"). In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 31, 2020, December  31, 2019, and December 31, 2018, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

22.	Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The Accounting Standards Codification (“ASC”) aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The Company adopted ASU 2019-12 as of December 31, 2020, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In August 2020, the Securities and Exchange Commission (the “SEC”) issued a new rule that modernizes the disclosure requirements in Regulation S-K, Item 101 “Description of Business”, Item 103 “Legal Proceedings” and Item 105 “Risk Factors”. The intent of this rule was to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. While most of the changes involved reducing or eliminating previously required disclosures, the rule expanded the disclosure requirements related to human capital and more specifically, any human capital measures or objectives that management focuses on in managing the business. The final rule was effective thirty days after its date of publication in the Federal Register. The Company evaluated this SEC final rule, which was adopted and incorporated in this filing, and it did not have a material impact on this current SEC filing nor is it expected to have a material impact on future SEC filings.

Recent Accounting Pronouncements Yet to be Adopted

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

In November 2020, the SEC issued a new rule that modernizes and simplifies various aspects and financial disclosure requirements in Regulation S-K, specifically related to Item 301 “Selected Financial Data”, Item 302 “Supplementary Financial Information” and Item 303 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). The intent of this new rule is to (i) eliminate duplicative disclosures, (ii) enhance and promote more principles-based MD&A disclosures with the objective of making them more meaningful for investors, all while (iii) simplifying the compliance requirements and efforts for registrants, by providing them with the flexibility to present management’s perspective on the registrant’s financial condition and results of operations. While most of the changes involve reducing or eliminating previously required information and disclosures, the rule does expand the disclosure requirements surrounding certain aspects of the various items in Regulation S-K discussed above. The final rule was published in the Federal Register on January 11, 2021, is effective thirty days after its publication date, or February 10, 2021, and registrants are required to comply with this final rule in the registrant’s first fiscal year ending on or after the date that is 210 days after the publication date. The Company is currently assessing the impact of this new SEC rule.

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

Revenue is also classified by major product category and is presented below (in thousands):

	Years ended December 31,
		% of		% of		% of
	2020	Revenue	2019	Revenue	2018	Revenue
Data Center	$173,437	73.9%	$143,562	75.2%	$200,236	74.9%
CATV	37,944	16.2%	37,328	19.6%	51,699	19.3%
Telecom	21,092	9.0%	8,429	4.4%	13,159	4.9%
FTTH	110	0.0%	190	0.1%	818	0.3%
Other	2,040	0.9%	1,363	0.7%	1,553	0.6%
Total Revenue	$234,623	100.0%	$190,872	100.0%	$267,465	100.0%

NOTE D—Operating Leases

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

The Components of lease expense were as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2020	2019
Operating lease expense	$1,206	$1,229
Financing lease expense	32	5
Short Term lease expense	130	111
Total lease expense	$1,368	$1,345

Maturities of lease liabilities are as follows for the future one-year periods ending December 31, (in thousands):

	Operating	Financing
2021	$1,334	$22
2022	1,328	22
2023	1,243	65
2024	1,247	—
2025	1,273	—
2026 and thereafter	4,190	—
Total lease payments	$10,615	$109
Less imputed interest	(1,677)	(9)
Present value	$8,938	$100

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	December 31,	December 31,
	2020	2019
Weighted Average Remaining Lease Term (Years) - operating leases	8.09	9.23
Weighted Average Remaining Lease Term (Years) - financing leases	2.83	3.83
Weighted Average Discount Rate - operating leases	3.23%	3.13%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,351	1,325
Operating cash flows from financing lease	5	8
Financing cash flows from financing lease	17	2
Right-of-use assets obtained in exchange for new operating lease liabilities	712	64
Right-of-use assets obtained in exchange for new finance lease liabilities	—	124

NOTE E—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$43,425	$59,977
Restricted cash	6,689	7,051
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$50,114	$67,028

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances associated with certain credit facilities. As of December 31, 2020 and 2019, there was $4.9 million and $1.9 million of restricted cash required for bank acceptance notes issued to vendors, respectively. There was $0.5 million and $4.2 million certificate of deposit associated with credit facilities with a bank in China as of  December 31, 2020 and 2019 respectively.

NOTE F—EARNINGS PER SHARE

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

The following table presents the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Year ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(58,452)	$(66,049)	$(2,146)
Denominator:
Weighted average shares used to compute net loss per share
Basic	21,867	19,982	19,647
Effect of dilutive options and restricted stock units	—	—	—
Diluted	21,867	19,982	19,647
Net loss per share
Basic	$(2.67)	$(3.31)	$(0.11)
Diluted	$(2.67)	$(3.31)	$(0.11)

The following potentially dilutive securities were excluded from diluted net loss per share as their effect would have been antidilutive (in thousands):

	As of December 31,
	2020	2019
Employee stock options	19	44
Restricted stock units	5	1
Shares for convertible senior notes	4,587	4,587
Total antidilutive shares	4,611	4,632

NOTE G—INVENTORIES

At December 31, 2020 and 2019, inventories consisted of the following (in thousands):

	As of December 31,
	2020	2019
Raw materials	$25,555	$15,570
Work in process and sub-assemblies	52,544	50,787
Finished goods	32,298	18,671
Total inventory	$110,397	$85,028

For the years ended December 31, 2020, 2019 and 2018, the lower of cost or market reserve adjustment expensed for inventory was $3.9 million, $6.8 million, and $7.2 million, respectively. For the years December 31, 2020, 2019 and 2018, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $20.4 million, $13.4 million, and $12.3 million, respectively.

NOTE H—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	December 31, 2020	December 31, 2019
Land improvements	$806	$806
Building and improvements	88,280	83,846
Machinery and equipment	253,738	237,464
Furniture and fixtures	5,540	5,105
Computer equipment and software	11,912	10,506
Transportation equipment	699	658
	360,975	338,385
Less accumulated depreciation and amortization	(142,434)	(116,979)
	218,541	221,406
Construction in progress	33,342	25,937
Land	1,101	1,101
Total property, plant and equipment, net	$252,984	$248,444

For the years ended December 31, 2020, 2019 and 2018, depreciation expense of property, plant and equipment was $24.2 million, $23.5 million, and $29.2 million, respectively. For the years  December 31, 2020, 2019 and 2018, the capitalized interest was $0.4 million, $0.2 million and $0.0 million, respectively.

As of December 31, 2020, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

NOTE I—INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods indicated (in thousands):

	December 31, 2020
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,158	$(4,165)	$3,993
Trademarks	21	(15)	$6
Total intangible assets	$8,179	$(4,180)	$3,999

	December 31, 2019
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$7,638	$(3,560)	$4,078
Trademarks	17	(14)	3
Total intangible assets	$7,655	$(3,574)	$4,081

For the years ended December 31, 2020, 2019 and 2018, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.5 million each year. The remaining weighted average amortization period for intangible assets is approximately 7 years.

At December 31, 2020, future amortization expense for intangible assets is estimated to be (in thousands):

2021	$579
2022	579
2023	579
2024	579
2025	579
thereafter	1,104
$3,999

NOTE J—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$43,425	$—	$—	$43,425
Restricted cash	6,689	—	—	6,689
Total assets	$50,114	$—	$—	$50,114
Liabilities:
Bank acceptance payable	—	$15,860	—	$15,860
Convertible senior notes	—	70,225	—	70,225
Total liabilities	$—	$86,085	$—	$86,085

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of  December 31, 2019 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$59,977	$—	$—	$59,977
Restricted cash	7,051	—	—	7,051
Total assets	$67,028	$—	$—	$67,028
Liabilities:
Bank acceptance payable	—	$6,310	—	$6,310
Convertible senior notes	—	77,191	—	77,191
Total liabilities	$—	$83,501	$—	$83,501

NOTE K—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31, 2020	December 31, 2019
Revolving line of credit with a U.S. bank up to $20,000 with interest at LIBOR plus 1.5% , maturing April 2, 2021	$18,700	$20,000
Paycheck Protection Program Term Note with interest at fixed rate 1.0%, maturing April 16, 2022	6,229	—
Revolving line of credit with a Taiwan bank up to $3,336 with 2.2% interest, maturing October 16, 2020	—	3,336
Revolving line of credit with a Taiwan bank up to $3,436 with 2.2% interest, maturing January 31, 2021	1,756	—
Notes payable to a finance company due in monthly installments with 3.5% interest, maturing January 21, 2022	1,941	4,262
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	2,149	4,633
Revolving line of credit with a Taiwan bank up to $2,668 with interest of 1.7%, maturing April 11, 2020	—	2,668
Revolving line of credit with a China bank up to $8,917 with interest ranging from 4.5%, maturing October 15, 2021	2,299	—
Revolving line of credit with a China bank up to $25,449 with interest from 3.01% to 4.57%, maturing May 24, 2024	11,603	7,919
Credit facility with a China bank up to $7,167 with interest of 5.7%, maturing from June 20, 2022	7,510	7,167
Sub-total	52,187	49,985
Less debt issuance costs, net	(18)	(62)
Grand total	52,169	49,923
Less current portion	(38,265)	(33,371)
Non-current portion	$13,904	$16,552

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$15,860	$6,310

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2020.

Maturities of notes payable and long-term debt are as follows for the future years ending December 31 (in thousands):

2021	$38,265
2022	13,904
Total outstanding	$52,169

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

As of December 31, 2020, the Company was in compliance with all covenants under the Loan Agreement. As of December 31, 2020, $18.7 million was outstanding under the Line of Credit.

On April 17, 2020, the Company entered into a term note ("PPP Term Note") with Truist Bank, with a principal amount of $6.23 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default. The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration ("SBA"). The Company applied for forgiveness of the principal amount of the PPP Term Note on September 14, 2020 and currently expects the application to get approved. The forgiveness application is being reviewed and approved by Truist Bank.  Under current SBA guidelines, due to the size of the loan we anticipate a further review by the SBA upon completion of the review by Truist Bank.  The timing of the completion of the review by SBA is currently uncertain.  Until such time as the forgiveness assessment has been completed by the SBA, the Company will not be required to make any payments under the terms of the PPP Term Note.

On November 29, 2018, Prime World entered into a Purchase and Sale Contract (the “Sale Contract”) and an Equipment Finance Agreement with Chailease Finance Co., Ltd. (“Chailease”) in connection with certain equipment. Pursuant to the Sale Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,340,468, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Equipment Finance Agreement. Prime World is obligated to pay an initial payment of NT$67,340,468, or approximately $2.2 million, thereafter the monthly payments range from NT$5,571,229, or $0.2 million, to NT$6,139,188, or approximately $0.2 million. Based on the monthly payments made under the Equipment Finance Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease in the amount of NT$210,601,605, or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Equipment Finance Agreement. As of December 31, 2020, $1.9 million was outstanding under the Equipment Finance Agreement.

On January 21, 2019, Prime World entered into a Second Purchase and Sale Contract (the “Second Sales Contract”), Promissory Note, and a second Equipment Finance Agreement with Chailease in connection with certain equipment. Pursuant to the Second Sales Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,333,186, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Second Equipment Finance Agreement. Prime World is obligated to pay an initial monthly payment of NT$67,333,186, or approximately $2.2 million, thereafter the monthly payments range from NT$5,570,167, or approximately $0.2 million to NT$6,082,131, or approximately $0.2 million. Based on the monthly payments made under the Second Equipment Finance Agreement, the annual interest rate is calculated to be 3.1%. Upon an event of default under the Second Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease at the amount of NT$209,555,736 or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Second Equipment Finance Agreement. As of December 31, 2020, $2.1 million was outstanding under the Second Equipment Finance Agreement.

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

On July 23, 2019, Prime World entered into a one-year revolving credit facility totaling NT$100 million, or approximately $3.3 million, (the “NT$100M Credit Line”) and $1 million (the “US$1M Credit Line”) with Taishin International Bank in Taiwan ("Taishin"). Borrowing under the NT$100M Credit Line will be used for short-term working capital; the borrowing under the US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The NT$100M Credit Line and US$1M Credit Line are collectively referred to as the “Taishin Credit Facility”. On July 20, 2020, the NT$100M Credit Line with Taishin was extended for three (3) months until October 16, 2020. The term of each draw shall be either 90 or 120 days. Borrowings under the NT$100M Credit Line will bear interest at a rate of 2.25% for 90 day draws and 2.2% for 120 day draws; borrowings under the US$1M Credit Line will bear interest equal to the Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Taishin Credit Facility will be secured by a promissory note executed between Prime World and Taishin. The agreements for the Taishin Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. The NT$100M Credit Line and the US$1M Credit Line have been replaced by the new Credit Line on October 7, 2020.

On October 7, 2020, Prime World entered into a revolving credit facility totaling NT$100 million, or approximately $3.44 million (the “NT$100M Credit Line”) and $1 million USD (the “US$1M Credit Line”) with Taishin International Bank in Taiwan (“Taishin”). Borrowing under the NT$100M Credit Line will be used for short-term working capital; borrowing under the US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The NT$100M Credit Line and US$1M Credit Line are collectively referred to as the “Credit Facility”. Prime World may draw upon the Credit Facility from October 7, 2020 through  January 31, 2021. The term of each draw under the NT$100M Credit Line shall be either 90 or 120 days and will bear interest at a rate of 2.15% for each draw; borrowings under the US$1M Credit Line will bear interest equal to Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Credit Facility will be secured by a promissory note between Prime World and Taishin. As of December 31, 2020, $1.8 million was outstanding under the Taishin Credit Facility.

On April 19, 2019, the Company’s China subsidiary, Global, entered into a twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million, (the “China Merchants Credit Line”), with China Merchants Bank Co., Ltd., in Ningbo, China (“China Merchants”). The China Merchants Credit Line will be used by Global for general corporate purposes, including the issuance of bank acceptance notes to Global’s vendors. On April 14, 2020, the China Merchants Credit Line was extended for twelve (12) months. Global may draw upon the China Merchants Credit Line from April 19, 2019 until October 14, 2020 (the “Credit Period”). During the Credit Period, Global may request to draw upon the China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the China Merchants Credit Line and the approval of each draw may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the China Merchants Credit Line are unsecured. The China Merchants Credit Line has been replaced by the new Credit Line on October 19, 2020.

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

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with SPD. Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of December 31, 2020, $11.6 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $15.9 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with CZB. Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 4, 2021 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. As of December 31, 2020, there was no outstanding balance under the ¥100M Credit Facility.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of December 31, 2020, $7.5 million was outstanding under the ¥50M Credit Facility and there was no outstanding balance of bank acceptance notes issued to vendors under this facility.

On October 19, 2020, the Company’s China subsidiary, Global entered into a twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.91 million (the “Credit Line”), with China Merchants Bank Co., Ltd., in Ningbo, China (“China Merchants”). The Credit Line will be used by Global for general corporate purposes. Global may draw upon the Credit Line from October 16, 2020 until October 15, 2021 (the “Credit Period”). During the Credit Period, Global may request to draw upon the Credit Line on an as-needed basis; however, the amount of available credit under the Credit Line and the approval of each draw may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to the China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the Credit Line is unsecured. As of December 31, 2020, $2.3 million was outstanding under the China Merchants Credit Line and there was no outstanding balance of bank acceptance notes issued to vendors under this facility.

As of December 31, 2020 and 2019, the Company had $28.7 million and $48.8 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 0.14% and 1.76% at December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, there was $5.4 million and $6.1 million of restricted cash, investments or security deposit associated mainly with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

December 31,
2020
Principal	$80,500
Unamortized debt issuance costs	(2,646)
Net carrying amount	$77,854

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Year ended December 31,
	2020	2019
Contractual interest expense	$4,025	$3,276
Amortization of debt issuance costs	831	681
Total interest cost	$4,856	$3,957
Effective interest rate	5.1%	5.1%

NOTE M—ACCRUED LIABILITIES

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	December 31, 2020	December 31, 2019
Accrued payroll	$10,517	$11,009
Accrued employee benefits	3,057	2,288
Accrued state and local taxes	251	1,215
Accrued interest	1,256	1,208
Advance payments	303	312
Accrued product warranty	703	821
Accrued commission expenses	974	420
Accrued professional fees	377	222
Accrued shipping and tariff expenses	526	344
Accrued other	547	25
Total accrued liabilities	$18,511	$17,864

NOTE N—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following for the periods indicated (in thousands):

	Year ended December 31,
	2020	2019	2018
Foreign exchange transaction gain	$1	$20	$663
Government subsidy income	2,708	1,614	934
Other non-operating gain	304	219	224
Loss on disposal of assets	(15)	(13)	(7)
Total other income, net	$2,998	$1,840	$1,814

NOTE O—INCOME TAXES

The sources of the Company’s loss from operations before income taxes were as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Domestic	$(20,288)	$(35,279)	(11,444)
Foreign	(30,936)	(16,108)	1,666
Total loss before income taxes	$(51,224)	$(51,387)	(9,778)

The provision for income tax expense (benefit) for the years ended December 31, was as follows (in thousands):

Current:	2020	2019	2018
Federal	$41	$—	$—
State	2	16	80
Foreign	—	97	1,349
Total	$43	$113	$1,429
Deferred:
Federal	$(172)	$16,375	$(6,391)
State	—	1,716	61
Foreign	7,357	(3,542)	(2,731)
Total	$7,185	$14,549	$(9,061)

Income tax (benefit) expense	$7,228	$14,662	$(7,632)

Deferred income tax assets and liabilities result principally from net operating losses, different methods of recognizing depreciation, reserves for doubtful accounts and inventory, research and development credits and foreign tax credits. At December 31, the net deferred tax assets and liabilities are comprised of the following approximate amounts (in thousands):

	2020	2019
NOL carryforward	$31,526	$21,516
Inventory reserves	2,241	2,385
AMT credit	—	172
Unrealized gains and losses	59	96
Share-based compensation	618	528
Foreign tax credit	4,599	4,599
Research and development credits	9,008	8,264
Interest	1,784	888
ASC 842 Assets	1,671	1,641
Other	784	520
Deferred tax assets	52,290	40,609
Less valuation allowance	(43,462)	(25,736)
Deferred tax assets, net	8,828	14,873
Depreciation and amortization	(7,402)	(6,180)
ASC 842 Liabilities	(1,426)	(1,406)
Deferred tax liabilities	(8,828)	(7,586)
Deferred tax assets, net	$—	$7,287

The Company has a U.S. net operating loss carry forward of approximately $87.0 million, $32.7 million of which, if unused, expires between 2026 and 2032 and $54.3 million of which, can be carried forward indefinitely. The Company has U.S. and state research and development tax credits of $9.0 million, which, if unused, expire between 2028 and 2040. In addition, the Company has foreign tax credits of $4.6 million, which, if unused, will expire in 2028. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. As of December 31, 2020, the Company had Taiwan net operating loss carry forwards of approximately $51.4 million and China net operating loss carry forwards of approximately $16.0 million.  The carryforward period for the Taiwan net operating loss carry forwards is ten years, and the expiration period begins 2028.  The carryforward period for China net operating loss carry forwards is five years, and the expiration period begins 2024.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2020 and December 31, 2019, a valuation allowance of $43.5 million and $25.7 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. During the years ended December 31, 2020 and 2019, the valuation allowance increased by $17.7 million and $25.7 million, respectively, primarily due to recording a valuation allowance in certain jurisdictions and an increase in deferred tax assets with a full valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The following table shows the change in the deferred tax valuation as follows:

	2020	2019	2018
Beginning Balance, January 1	$25,736	$—	$—
Change charged to expense/(income)	17,137	25,736	—
Change charged to currency translation adjustment	589	—	—
Ending Balance, December 31	$43,462	$25,736	$—

A reconciliation of the U.S. federal income tax rate of 21%, 21% and 21% for the years ended December 31, 2020, 2019 and 2018, respectively, to the Company’s effective income tax rate follows (in thousands):

	2020	2019	2018
Expected taxes at statutory rate	$(10,775)	$(10,791)	$(2,053)
Non-deductible/non-taxable items	1,132	962	1,020
Foreign rate differences	1,153	590	(1,043)
Foreign permanent differences	(1,002)	(671)	(1,067)
Changes in valuation allowance	17,137	25,736	—
Share-based compensation	426	607	(1,325)
Changes in tax rates	—	—	(103)
Transition tax adjustment, net of foreign tax credits	—	—	(1,777)
Research and development credits	(744)	(1,616)	(2,022)
Alternative Minimum Tax	(172)	—	—
Foreign other	12	27	514
Other, net	61	(182)	224
Tax (benefit) expense	$7,228	$14,662	$(7,632)

The Company's provision for income taxes in 2020 was lower than 2019 primarily due to the recognition of a valuation allowance on the deferred tax assets, along with excess tax expense from stock-based compensation, partially offset by differences in pre-tax income and recording research and development credits.

The Company’s provision for income taxes in 2019 was higher than in 2018 primarily due to the recognition of a valuation allowance on our US and state deferred tax assets, along with excess tax excess tax expense from stock-based compensation, partially offset by differences in pre-tax income and recording research and development credits.

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011, 2014, and 2017, Global Technology, Inc. renewed its National high-tech enterprise certificate and therefore extended its three-year tax preferential status through November 2020. In December 2020, Global Technology, Inc. again renewed its National high-tech enterprise certificate and therefore extended its three-year tax preferential status from December 2020 until December 2023. This tax holiday reduced its 2020, 2019 and 2018 income tax provision by approximately $1.4, $1.0, and $0.5 million respectively. This tax holiday reduced its fiscal 2020, 2019 and 2018 diluted earnings per share by approximately $0.05, $0.05 and $0.03 respectively. Effective January 1, 2016, China expanded the scope of the National high-tech enterprise to include additional deductions for qualifying research and development.

As of December 31, 2020, 2019 and 2018, the total amount of unrecognized tax benefit was $0.2 million, $0.2 million, and $0.2 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2020	2019	2018
Unrecognized tax benefits — January 1	$181	$181	$181
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	—	—	—
Unrecognized tax benefits — December 31	$181	$181	$181

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2020 as a result of net operating losses. During 2019 or 2018, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2017 through 2019. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2010 forward for various foreign jurisdictions.

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

On March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax provisions, such as deferring payroll tax payments, establishing a credit for the retention of certain employees, relaxing limitations on the deductibility of interest, updating the definition of qualified improvement property, modification of the utilization limitations on net operating losses, and the ability to accelerate timing of refundable AMT credits. This legislation currently has no material impact to income tax expense on the Company’s financial statements.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Services and others.

As of December 31, 2020, the company has accumulated undistributed earnings generated by foreign subsidiaries of approximately $5 million. Because $5 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the 2017 Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2020	281	$5.32		$5.32	3.62	$573
Exercised	(5)	6.00	$10.77	0.41		24
Forfeited	—	—		—		—
Outstanding, December 31, 2020	276	10.29		5.41	2.67	54
Exercisable, December 31, 2020	281	10.21		5.41	2.67	54
Vested and expected to vest	276	10.29		5.41	2.67	54

As of December 31, 2020, there was no unrecognized stock option expense.

Restricted Stock Unit/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2020	770		$25.18	$9,143
Granted	1,201		11.39	13,677
Released	(605)	$20.83	20.83	6,911
Cancelled/Forfeited	(40)		15.27	342
Outstanding, December 31, 2020	1,325		14.97	11,279
Vested and expected to vest	1,325		14.97	11,279

The aggregate intrinsic value of RSUs and RSAs outstanding at December 31, 2020 was $11.3 million. Unrecognized compensation expense related to these RSUs and RSAs at December 31, 2020 was $16.9 million. This expense is expected to be recognized over 2.35 years.

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

Employee share-based compensation expenses recognized for the years ended December 31, were as follows (in thousands):

Share-Based compensation - by expense type:

	2020	2019	2018
Cost of goods sold	$937	$772	$795
Research and development	2,812	2,557	2,419
Sales and marketing	1,191	1,070	925
General and administrative	8,106	7,405	6,981
Total share-based compensation expense	$13,046	$11,804	$11,120

Share-Based compensation - by award type:

	2020	2019	2018
Employee stock options	$—	$—	$12
Restricted stock units	13,046	11,804	11,108
Total share-based compensation expense	$13,046	$11,804	$11,120

NOTE Q—STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, all of which have been designated voting common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Public Offerings of Common Stock

On October 17, 2016, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission effective November 1, 2016, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $250 million. In connection with such Form S-3, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $50.0 million (the “Second ATM Offering”) from time to time through Raymond James & Associates, Inc. On November 22, 2016, the Company commenced sales of common stock through the Second ATM Offering. The Company completed its Second ATM Offering in March 2017 and sold 1.6 million shares of common stock at a weighted average price of $31.55 per share, providing proceeds of $48.8 million, net of expenses and underwriting discounts and commissions. On October 24, 2019, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission effective January 9, 2020, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $250 million. In connection with such Form S-3, on February 28, 2020, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $55.0 million (the “Third ATM Offering”) from time to time through Raymond James & Associates, Inc. As of December 31, 2020, the Company sold 4.5 million shares of common stock at a weighted average price of $9.00 per share, providing proceeds of $39.4 million, net of expenses and underwriting discounts and commissions.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Year ended December 31,
	2020	2019	2018
Revenues:
United States	$18,380	$9,795	$10,795
Taiwan	131,076	97,776	113,547
China	85,167	83,301	143,123
	$234,623	$190,872	$267,465

	As of December 31,
	2020	2019	2018
Long-lived assets:
United States	$90,999	$94,507	$88,815
Taiwan	71,080	73,816	65,451
China	108,575	97,687	89,736
	$270,654	$266,010	$244,002

The Company serves four primary markets, the internet data center, CATV, telecom and FTTH markets. Of the Company’s total revenues in 2020, the Company earned $173.4 million, or 73.9%, from the internet data center market, $37.9 million, or 16.2%, from the CATV market, $21.1 million, or 9.0%, from the telecom market and $0.1 million, or 0.0%, from the FTTH market. Of the Company’s total revenues in 2019, the Company earned $143.6 million, or 75.2%, from the internet data center market, $37.3 million, or 19.6%, from the CATV market, $8.4 million, or 4.4%, from the telecom market and $0.2 million, or 0.1%, from the FTTH market. Of the Company’s total revenues in 2018, the Company earned $200.2 million, or 74.9%, from the internet data center market, $51.7 million, or 19.3%, from the CATV market, $13.2 million, or 4.9%, from the telecom market and $0.8 million, or 0.3%, from the FTTH market.

NOTE S—EMPLOYEE BENEFIT PLANS

On August 1, 2000, the Company established a 401(k) profit sharing plan covering employees meeting certain age and service requirements. The plan provides for discretionary Company contributions to be allocated based on the employee’s eligible contributions. The Company made contributions of $0.8 million to the 401(k) plan for each of the years ended December 31, 2020, 2019 and 2018.

Employees of Global participate in a state-mandated social security program in China. Under this program, pension costs are recorded on the basis of required monthly contributions to employees’ individual accounts during their service periods. Under the regulations of the People’s Republic of China, Global is required to make fixed contributions to a fund, which is under the administration of the local labor departments. Pension expense for Global was $1.2 million, $0.7 million, and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Employees Prime World’s Taiwan branch participate in a pension program under the Taiwan Labor Pension Act. Pension expense for the Prime World’s Taiwan branch was $0.8 million, $0.8 million, and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE T—COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts part of its operations from leased facilities and also leases equipment. Rent expense was $1.4 million, $1.3 million, and $1.1 million, respectively, for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, the approximate minimum rental commitments under noncancellable leases in excess of one year that expire at varying dates through 2029 were as follows (in thousands):

Year ended December 31,	Amount
2021	$1,356
2022	1,350
2023	1,308
2024	1,247
2025	1,273
thereafter	4,190
$10,724

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

The Company has also entered into employment and indemnification agreements with one other executive officer. This agreement provides that if his employment is terminated as a result of a change of control of the Company, the Company will be required to pay a severance payment in an amount equal to six months of his annual base salary and other additional compensation due under the terms of the agreements.

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

Class Action and Shareholder Derivative Litigation

On August 5, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and two of our officers in Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399. The complaint in this matter seeks class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, our chief executive officer, and our chief financial officer, arising out of our announcement on August 3, 2017 that “we see softer than expected demand for our 40G solutions with one of our large customers that will offset the sequential growth and increased demand we expect in 100G.” A second, related action was filed by Plaintiff Chad Ludwig on August 16, 2017 (Case No. 4:17-cv-02512) in the Southern District of Texas. The two cases were consolidated before Judge Vanessa D. Gilmore. On January 22, 2018, the court appointed Lawrence Rougier as Lead Plaintiff and Levi & Korsinsky LLP as Lead Counsel. Lead Plaintiff filed an amended consolidated class action complaint on March 6, 2018. The amended complaint requests unspecified damages and other relief. The Company filed a motion to dismiss on April 4, 2018, which was denied on March 28, 2019.  On May 15, 2019, Lead Plaintiff filed a motion for leave to amend the consolidated class action complaint for the purpose of adding named Plaintiffs Richard Hamilton, Kenneth X. Luthy, Roy H. Cetlin, and John Kugel (together with Lead Plaintiff Lawrence Rougier, “Plaintiffs”) to the case. The court granted the motion on May 16, 2019. The substantive allegations in the Plaintiffs’ operative second amended consolidated class action complaint remain unchanged. On May 28, 2019, Plaintiffs filed a motion seeking to certify the case as a class action pursuant to Federal Rule of Civil Procedure 23 and seeking appointment of Plaintiffs as class representatives and Levi & Korsinsky as class counsel. On July 12, 2019, we filed a response in opposition to the motion for class certification, and on August 26, 2019, Plaintiffs filed their reply brief. On November 13, 2019, the Magistrate Judge issued a Memorandum and Recommendation recommending that the Plaintiffs’ motion for class certification be granted, to which we filed written objections on November 27, 2019. On December 11, 2019, Plaintiffs filed a response in opposition to our objections, and on December 16, 2019, we filed our reply brief. The court entered an order adopting the Magistrate Judge’s Memorandum and Recommendation over our objections on December 20, 2019. Thereafter, on January 3, 2020, we filed a petition for permission to appeal the class certification order to the Fifth Circuit Court of Appeals. Plaintiffs filed an answer in opposition to our petition on January 13, 2020, and we filed a reply brief in further support of the petition for permission to appeal on January 21, 2020. On January 23, 2020, we filed an unopposed motion in the Fifth Circuit requesting that the court stay further proceedings to allow the parties to conduct settlement negotiations. The Fifth Circuit entered an order granting the motion on January 24, 2020, and subsequently extended the stay by joint motion of the parties. On June 2, 2020, the parties reached an agreement in principle to settle the matter pursuant to a mediator’s recommendation. On June 4, 2020, the parties filed a Joint Motion to Stay All Deadlines and Notice of Settlement with the Court, in order to allow the parties to finalize their settlement and file a motion for preliminary approval with the court no later than August 3, 2020.

On August 3, 2020, the parties filed a Stipulation of Settlement with the Court.  The Stipulation of Settlement contemplates—among other things and contingent upon Court approval of the settlement and customary terms and conditions—settlement of the action, a release of all claims made in the action, and dismissal of the claims made in the action with prejudice.  As consideration for entering into the settlement, Plaintiffs will receive for distribution to the members of the class they purport to represent (in accordance with the terms of the Stipulation of Settlement) a payment of $15.5 million funded by AOI’s applicable directors’ and officers’ insurance policies. On October 20, 2020, Plaintiffs filed motions with the Court seeking final approval of the class action settlement and an award of attorneys’ fees to be paid out of the $15.5 million settlement fund. On November 24, 2020, the Court held a settlement hearing at which it approved the settlement. That same day, the Court entered its Final Order and Judgment terminating the case. Additional information regarding the settlement can be obtained by reviewing the settlement documents publicly filed with the Court in the matter. On December 7, 2020, following resolution of the district court case, the Fifth Circuit dismissed, without prejudice, our petition for permission to appeal the class certification order.

After taking into account all currently available information, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the outcome of this matter will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to this matter.

On August 7, 2018, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas styled Lei Jin, derivatively on behalf of Applied Optoelectronics, Inc. v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-02713 alleging breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act based on similar factual allegations as in the Abouzied Securities Class Action.  On December 18, 2018, a second derivative complaint was filed styled Yiu Kwong Ng v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-4751 alleging the same causes of actions as the Jin complaint and additional factual allegations regarding our announcement on September 28, 2018 that we had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  On January 11, 2019, the court consolidated these two derivative actions, and on January 15, 2019, the court entered an order staying the actions pending the resolution of the securities class actions. On June 24, 2020, the plaintiffs filed a notice that the stay of proceedings had been terminated, and on July 2, 2020, the parties filed a Joint Stipulation and Proposed Scheduling Order. The court entered the stipulated scheduling order on the same date, under which Defendants were required to file and serve their response or responsive pleading to the complaint by August 3, 2020. By Agreement of the parties, the Court subsequently extended the deadline for Defendants to file and serve their response or responsive pleading to December 2, 2020. On December 2, 2020, Defendants filed their motion to dismiss the consolidated derivative complaint. On December 7, 2020, Plaintiffs filed a notice alerting the Court that they were intending to file an amended complaint, which was subsequently filed by Plaintiffs on January 13, 2021. Defendants intend to file a motion to dismiss Plaintiffs’ amended consolidated derivative complaint, the deadline for which is March 1, 2021. Plaintiffs’ reply brief must be filed 21 days after Defendants file their motion to dismiss. The complaint requests unspecified damages and other relief.  At this stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

NOTE U—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

In January 2021, the Company repaid its revolving bank line of credit of $17.8 million.

In January 2021, the Company completed its ATM Offering and sold 1.5 million shares at a weighted average price of $10.20 per share, providing proceeds of $14.5 million, net of expenses and underwriting discounts and commissions.

NOTE V—Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	First	Second	Third	Fourth
Year ended December 31, 2020	Quarter	Quarter	Quarter	Quarter

Revenue	$40,467	$65,222	$76,608	$52,326
Cost of goods sold	34,129	51,486	57,418	41,049
Gross profit	6,338	13,736	19,190	11,277
Gross margin	15.7%	21.1%	25.0%	21.6%

Operating expenses:
Research and development	10,558	10,803	11,206	10,826
Sales and marketing	2,936	3,430	4,491	3,230
General and administrative	10,638	10,611	10,272	10,382
Total operating expenses	24,132	24,844	25,969	24,438

Loss from operations	(17,794)	(11,108)	(6,779)	(13,161)
Interest and other expense, net	(1,052)	(468)	(588)	(274)
Net loss before taxes	(18,846)	(11,576)	(7,367)	(13,435)
Income tax (expense) benefit	2,049	(7,024)	(2,249)	(4)
Net loss	$(16,797)	$(18,600)	$(9,616)	$(13,439)

Net loss per share—basic	$(0.83)	$(0.89)	$(0.42)	$(0.57)
Net loss per share—diluted	$(0.83)	$(0.89)	$(0.42)	$(0.57)

	First	Second	Third	Fourth
Year ended December 31, 2019	Quarter	Quarter	Quarter	Quarter

Revenue	$52,719	$43,411	$46,084	$48,658
Cost of goods sold	40,368	32,873	34,108	37,322
Gross profit	12,351	10,538	11,976	11,336
Gross margin	23.4%	24.3%	26.0%	23.3%

Operating expenses:
Research and development	11,185	11,151	10,466	10,597
Sales and marketing	2,595	2,331	2,518	2,615
General and administrative	10,440	10,884	9,988	10,178
Total operating expenses	24,220	24,366	22,972	23,390

Loss from operations	(11,869)	(13,828)	(10,996)	(12,054)
Interest and other income (expense), net	(1,079)	(729)	276	(1,109)
Net loss before taxes	(12,948)	(14,557)	(10,720)	(13,163)
Income tax (expense) benefit	2,474	3,191	1,940	(22,267)
Net loss	$(10,474)	$(11,366)	$(8,780)	$(35,430)

Net loss per share—basic	$(0.53)	$(0.57)	$(0.44)	$(1.76)
Net loss per share—diluted	$(0.53)	$(0.57)	$(0.44)	$(1.76)