Form 10-K/A
period 2020-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2021-04-23
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 001-36083

Applied Optoelectronics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0533927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13139 Jess Pirtle Blvd.

Sugar Land, TX 77478
(Address of principal executive offices)

(281) 295-1800
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	AAOI	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

EXPLANATORY NOTE

Applied Optoelectronics, Inc. (the “Company” or "AOI") is filing this Amendment No. 1 (this “Amendment No. 1”) to its annual report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 25, 2021 (the “Original Form 10-K”), in order to correct Items 11 and 13 of Part III of the Original Form 10-K.

This Amendment No. 1 should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Other than the with respect to Items 11 and 13 of Part III, this Amendment No. 1 does not modify or update the disclosures in the Original Form 10-K in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures.

2

Item 11.	Executive Compensation

The information required regarding the compensation of our named executive officers and directors is incorporated herein by reference from the information contained our Proxy Statement.

The information required regarding pay ratio disclosure is incorporated herein by reference from the information contained our Proxy Statement.

The information required regarding our Compensation Committee and the Compensation Committee Report are incorporated by reference from the information contained in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required regarding related transactions is incorporated herein by reference from the information contained in our Proxy Statement.

The information required regarding the independence of our directors is incorporated herein by reference from the information contained in our Proxy Statement.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2021.

APPLIED OPTOELECTRONICS, INC.

By:	/s/ CHIH-HSIANG (THOMPSON) LIN
CHIH-HSIANG (THOMPSON) LIN,
President and Chief Executive Officer and Chairman of the Board of Directors

4