Form 10-Q
period 2021-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2021-05-06
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of April 30, 2021 there were 26,862,088 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$45,482	$43,425
Restricted cash	3,856	6,689
Accounts receivable - trade, net of allowance of $62 and $62, respectively	47,570	43,042
Notes receivable	1,440	401
Inventories	106,336	110,397
Prepaid income tax	2	2
Prepaid expenses and other current assets	5,169	5,213
Total current assets	209,855	209,169
Property, plant and equipment, net	248,303	252,984
Land use rights, net	5,780	5,854
Operating right of use asset	7,486	7,729
Financing right of use asset	80	88
Intangible assets, net	3,943	3,999
Other assets, net	915	982
TOTAL ASSETS	$476,362	$480,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$50,803	$38,265
Accounts payable	26,201	29,482
Bank acceptance payable	6,344	15,860
Current lease liability - operating	1,021	1,012
Current lease liability - financing	18	18
Accrued liabilities	14,028	18,511
Total current liabilities	98,415	103,148
Notes payable and long-term debt, less current portion	13,686	13,904
Convertible senior notes	78,058	77,854
Non-current lease liability - operating	7,654	7,926
Non-current lease liability - financing	77	82
TOTAL LIABILITIES	197,890	202,914
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common Stock; 45,000 shares authorized at $0.001 par value; 26,787 and 25,110 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	27	25
Additional paid-in capital	371,920	354,685
Accumulated other comprehensive income	10,656	11,690
Accumulated deficit	(104,131)	(88,509)
TOTAL STOCKHOLDERS' EQUITY	278,472	277,891
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$476,362	$480,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
Revenue, net	$49,701	$40,467
Cost of goods sold	38,982	34,129
Gross profit	10,719	6,338
Operating expenses
Research and development	10,928	10,558
Sales and marketing	2,960	2,936
General and administrative	10,869	10,638
Total operating expenses	24,757	24,132
Loss from operations	(14,038)	(17,794)
Other income (expense)
Interest income	16	147
Interest expense	(1,431)	(1,455)
Other income (expense), net	(169)	256
Total other income (expense), net	(1,584)	(1,052)
Loss before income taxes	(15,622)	(18,846)
Income tax benefit	-	2,049
Net loss	$(15,622)	$(16,797)
Net loss per share
Basic	$(0.59)	$(0.83)
Diluted	$(0.59)	$(0.83)

Weighted average shares used to compute net loss per share:
Basic	26,438,071	20,208,383
Diluted	26,438,071	20,208,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2021	2020
Net loss	$(15,622)	$(16,797)
Loss on foreign currency translation adjustment	(1,034)	(2,402)
Comprehensive loss	$(16,656)	$(19,199)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2021 and 2020

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2021	—	$—	25,110	$25	$354,685	$11,690	$(88,509)	$277,891
Public offering of common stock, net	—	—	1,511	2	14,966	—	—	14,968
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	8	—	—	8
Issuance of restricted stock, net of shares withheld for employee tax	—	—	164	—	(258)	—	—	(258)
Share-based compensation	—	—	—	—	2,519	—	—	2,519
Foreign currency translation adjustment	—	—	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	—	—	—	(15,622)	(15,622)
March 31, 2021	—	$—	26,787	$27	$371,920	$10,656	$(104,131)	$278,472

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2020	—	$—	20,140	$20	$303,401	$430	$(30,057)	$273,794
Public offering of common stock, net	—	—	4	—	(75)	—	—	(75)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	105	—	(259)	—	—	(259)
Share-based compensation	—	—	—	—	3,238	—	—	3,238
Foreign currency translation adjustment	—	—	—	—	—	(2,402)	—	(2,402)
Net loss	—	—	—	—	—	—	(16,797)	(16,797)
March 31, 2020	—	$—	20,249	$20	$306,305	$(1,972)	$(46,854)	$257,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(15,622)	$(16,797)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	-	35
Lower of cost or market reserve adjustment to inventory	937	1,648
Depreciation and amortization	6,444	6,031
Amortization of debt issuance costs	221	220
Deferred income taxes, net	-	(1,877)
Share-based compensation	2,519	3,238
Unrealized foreign exchange gain	850	(103)
Changes in operating assets and liabilities:
Accounts receivable, trade	(4,528)	8,836
Notes receivable	(1,055)	-
Prepaid income tax	-	(151)
Inventories	2,844	(4,533)
Other current assets	(76)	(1,085)
Operating right of use asset	230	63
Accounts payable	(3,281)	3,408
Accrued liabilities	(4,449)	(7,117)
Lease liability	(248)	(62)
Net cash used in operating activities	(15,214)	(8,246)
Investing activities:
Purchase of property, plant and equipment	(2,212)	(2,787)
Proceeds from disposal of equipment	-	52
Deposits and prepaid for equipment	(115)	(353)
Purchase of intangible assets	(95)	(112)
Net cash used in investing activities	(2,422)	(3,200)
Financing activities:
Principal payments of long-term debt and notes payable	(1,029)	(1,108)
Proceeds from line of credit borrowings	39,512	24,916
Repayments of line of credit borrowings	(26,320)	(20,000)
Proceeds from bank acceptance payable	4,772	7,195
Repayments of bank acceptance payable	(14,280)	(3,798)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	-	(13)
Principal payments of financing lease	(4)	(4)
Exercise of stock options	8	-
Payments of tax withholding on behalf of employees related to share-based compensation	(258)	(259)
Proceeds from common stock offering, net	15,074	(75)
Net cash provided by financing activities	17,475	6,854
Effect of exchange rate changes on cash	(615)	81
Net decrease in cash, cash equivalents and restricted cash	(776)	(4,511)
Cash, cash equivalents and restricted cash at beginning of period	50,114	67,028
Cash, cash equivalents and restricted cash at end of period	$49,338	$62,517
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest, net of amounts capitalized	$2,219	$2,237
Income taxes	-	(21)
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	(506)	75
Net change in deposits and prepaid for equipment related to property and equipment additions	47	304

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and March 31, 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2021, as compared to the significant accounting policies described in its 2020 Annual Report, except as described below.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Yet to be Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 was further amended in January 2021 by ASU 2021-01, which clarified the applicability of certain provisions. Both ASU 2020-04 and AUC 2021-01 are currently effective prospectively for all entities through December 31, 2022 when the reference rate replacement activity is expected to have completed. The guidance in ASU 2020-04 and AUC 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of March 31, 2021, the Company has not yet modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

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

In November 2020, the SEC issued a new rule that modernizes and simplifies various aspects and financial disclosure requirements in Regulation S-K, specifically related to Item 301 “Selected Financial Data”, Item 302 “Supplementary Financial Information” and Item 303 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). The intent of this new rule is to (i) eliminate duplicative disclosures, (ii) enhance and promote more principles-based MD&A disclosures with the objective of making them more meaningful for investors, all while (iii) simplifying the compliance requirements and efforts for registrants, by providing them with the flexibility to present management’s perspective on the registrant’s financial condition and results of operations. While most of the changes involve reducing or eliminating previously required information and disclosures, the rule does expand the disclosure requirements surrounding certain aspects of the various items in Regulation S-K discussed above. The final rule was published in the Federal Register on January 11, 2021, is effective thirty days after its publication date, or February 10, 2021, and registrants are required to comply with this final rule in the registrant’s first fiscal year ending on or after the date that is 210 days after the publication date. The Company plans to comply with the new disclosure requirements on schedule and currently does not anticipate any material financial impact in complying with these new requirements.

Note 3.  Revenue Recognition

Disaggregation of Revenue

Revenue is classified based on the location where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended March 31,
		% of		% of
	2021	Revenue	2020	Revenue
Data Center	$25,939	52.2%	$33,264	82.2%
CATV	18,638	37.5%	4,223	10.4%
Telecom	4,479	9.0%	2,560	6.3%
FTTH	423	0.9%	-	0.0%
Other	222	0.4%	420	1.0%
Total Revenue	$49,701	100.0%	$40,467	100.0%

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

The Components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2021	2020
Operating lease expense	$303	$295
Financing lease expense	8	8
Short Term lease expense	9	21
Total lease expense	$320	$324

Maturities of lease liabilities are as follows for the future one-year periods ending  March 31, 2021 (in thousands):

	Operating	Financing
2022	$1,335	$22
2023	1,328	22
2024	1,247	60
2025	1,249	—
2026	1,278	—
2027 and thereafter	3,892	—
Total lease payments	$10,329	$104
Less imputed interest	(1,654)	(9)
Present value	$8,675	$95

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	March 31,
	2021	2020
Weighted Average Remaining Lease Term (Years) - operating leases	7.84	8.87
Weighted Average Remaining Lease Term (Years) - financing leases	2.58	3.57
Weighted Average Discount Rate - operating leases	3.23%	3.17%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	330	318
Operating cash flows from financing lease	1	1
Financing cash flows from financing lease	4	4
Right-of-use assets obtained in exchange for new operating lease liabilities	0	261

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$45,482	$43,425
Restricted cash	3,856	6,689
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$49,338	$50,114

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances required for certain credit facilities. As of March 31, 2021 and December 31, 2020, there was $2.2 million and $4.9 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $0.4 million and $0.5 million certificate of deposit associated with credit facilities with a bank in China as of March 31, 2021 and December 31, 2020 respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended March 31,
	2021	2020
Numerator:
Net loss	$(15,622)	$(16,797)
Denominator:
Weighted average shares used to compute net loss per share
Basic	26,438	20,208
Diluted	26,438	20,208
Net loss per share
Basic	$(0.59)	$(0.83)
Diluted	$(0.59)	$(0.83)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended March 31,
	2021	2020
Employee stock options	13	26
Restricted stock units	20	22
Shares for convertible senior notes	4,587	4,587
Total antidilutive shares	4,620	4,635

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$28,304	$25,555
Work in process and sub-assemblies	49,194	52,544
Finished goods	28,838	32,298
Total inventories	$106,336	$110,397

The lower of cost or market adjustment expensed for inventory for the three months ended March 31, 2021 and 2020 was $0.9 million and $1.6 million, respectively.

For the three months ended March 31, 2021 and 2020, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $6.0 million and $2.5 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2021	December 31, 2020
Land improvements	$806	$806
Building and improvements	88,194	88,280
Machinery and equipment	255,530	253,738
Furniture and fixtures	5,520	5,540
Computer equipment and software	12,005	11,912
Transportation equipment	696	699
	362,751	360,975
Less accumulated depreciation and amortization	(148,029)	(142,434)
	214,722	218,541
Construction in progress	32,480	33,342
Land	1,101	1,101
Total property, plant and equipment, net	$248,303	$252,984

For the three months ended March 31, 2021 and 2020, the depreciation expense of property, plant and equipment was $6.3 million and $5.9 million, respectively. For the three months ended March 31, 2021 and 2020, the capitalized interest was each $0.1 million.

As of March 31, 2021, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2021
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,251	$(4,314)	$3,937
Trademarks	22	(16)	6
Total intangible assets	$8,273	$(4,330)	$3,943

	December 31, 2020
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,158	$(4,165)	$3,993
Trademarks	21	(15)	6
Total intangible assets	$8,179	$(4,180)	$3,999

For the three months ended March 31, 2021 and 2020, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. The remaining weighted average amortization period for intangible assets is approximately 7 years.

At March 31, 2021, future amortization expense for intangible assets is estimated to be (in thousands):

2022	$588
2023	588
2024	588
2025	588
2026	588
thereafter	1,003
$3,943

Note 10.  Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of March 31, 2021				As of December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$45,482	$—	$—	$45,482	$43,425	$—	$—	$43,425
Restricted cash	3,856	—	—	3,856	$6,689	—	—	6,689
Total assets	$49,338	$—	$—	$49,338	$50,114	$—	$—	$50,114
Liabilities:
Bank acceptance payable	$—	$6,344	$—	$6,344	$—	$15,860	$—	15,860
Convertible senior notes	—	70,526	—	70,526	—	70,225	—	70,225
Total liabilities	$—	$76,870	$—	$76,870	$—	$86,085	$—	$86,085

The carrying value amounts of accounts receivable, note receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. The carrying value amounts of bank acceptances approximate fair value due to the short-term nature of the debt since it renews frequently at current interest rates. The Company believes that the interest rates in effect at each period end represent the current market rates for similar borrowings.

The fair value of its convertible senior debt is measured for disclosure purpose. The fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2021	December 31, 2020
Revolving line of credit with a U.S. bank up to $20,000 with interest at LIBOR plus 1.5% , maturing April 2, 2021	$18,700	$18,700
Paycheck Protection Program Term Note with interest at fixed rate 1.0%, maturing April 16, 2022	6,229	6,229
Revolving line of credit with a Taiwan bank up to $3,436 with 2.2% interest, maturing April 14, 2021	1,752	1,756
Notes payable to a finance company due in monthly installments with 3.5% interest, maturing January 21, 2022	1,410	1,941
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	1,650	2,149
Revolving line of credit with a China bank up to $8,917 with interest ranging from 4.5%, maturing October 14, 2020	—	2,299
Revolving line of credit with a China bank up to $25,449 with interest from 3.01% to 4.57%, maturing May 24, 2024	15,785	11,603
Credit facility with a China bank up to $14,125 with interest of 3.5%, maturing January 5, 2024	11,506	—
Credit facility with a China bank up to $7,167 with interest of 5.7%, maturing from June 20, 2022	7,457	7,510
Sub-total	64,489	52,187
Less debt issuance costs, net	-	(18)
Grand total	64,489	52,169
Less current portion	(50,803)	(38,265)
Non-current portion	$13,686	$13,904

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$6,344	$15,860

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2021.

Maturities of long-term debt are as follows for the future one-year periods ending March 31, (in thousands):

2022	$50,803
2023	13,686
Total outstanding	$64,489

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

On February 1, 2019, the Company executed a Second Amendment to Loan Agreement ("Second Amendment") with Truist Bank. The original loan agreement with Truist Bank, executed on September 28, 2017, and a first amendment to the original loan agreement, executed on March 30, 2018, provided the Company with a three-year $60 million line of credit; a $26 million five-year CapEx Loan and a $21.5 million seventy-month real estate term loan for the Company’s plant and facilities in Sugar Land, Texas. The Second Amendment extends the CapEx Loan draw-down date from March 30, 2019 to March 31, 2021, requires the Company to provide Truist Bank monthly financial statements and allows additional unfinanced capital expenditures.

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

As of March 31, 2021, the Company was in compliance with all covenants under the Fourth Amendment. As of March 31, 2021, $18.7 million was outstanding under the Fourth Amendment line of credit.

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

On November 29, 2018, Prime World entered into a Purchase and Sale Contract (the “Sale Contract”) and an Equipment Finance Agreement with Chailease Finance Co., Ltd. (“Chailease”) in connection with certain equipment. Pursuant to the Sale Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,340,468, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Equipment Finance Agreement. Prime World is obligated to pay an initial payment of NT$67,340,468, or approximately $2.2 million, thereafter the monthly payments range from NT$5,571,229, or $0.2 million, to NT$6,139,188, or approximately $0.2 million. Based on the monthly payments made under the Equipment Finance Agreement, the annual interest rate is calculated to be 3.5%. Upon an event of default under the Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease in the amount of NT$210,601,605, or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Equipment Finance Agreement. As of March 31, 2021, $1.4 million was outstanding under the Equipment Finance Agreement.

On January 21, 2019, Prime World entered into a Second Purchase and Sale Contract (the “Second Sales Contract”), Promissory Note, and a Second Equipment Finance Agreement with Chailease in connection with certain equipment. Pursuant to the Second Sales Contract, Prime World sold certain equipment to Chailease for a purchase price of NT$267,333,186, or approximately $8.7 million. Simultaneously, Prime World financed the equipment back from Chailease for a term of three-years, pursuant to the Second Equipment Finance Agreement. Prime World is obligated to pay an initial monthly payment of NT$67,333,186, or approximately $2.2 million, thereafter the monthly payments range from NT$5,570,167, or approximately $0.2 million to NT$6,082,131, or approximately $0.2 million. Based on the monthly payments made under the Second Equipment Finance Agreement, the annual interest rate is calculated to be 3.1%. Upon an event of default under the Second Equipment Finance Agreement, Prime World’s payment obligation will be secured by a promissory note to Chailease at the amount of NT$209,555,736 or approximately $6.8 million, subject to certain terms and conditions. The title of the equipment will be transferred to Prime World upon expiration of the Second Equipment Finance Agreement. As of March 31, 2021, $1.7 million was outstanding under the Second Equipment Finance Agreement.

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

On July 23, 2019, Prime World entered into a one-year revolving credit facility totaling NT$100 million, or approximately $3.3 million, (the “NT$100M Credit Line”) and a $1 million (the “US$1M Credit Line”) with Taishin International Bank in Taiwan ("Taishin"). Borrowing under the NT$100M Credit Line will be used for short-term working capital; the borrowing under the US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The NT$100M Credit Line and US$1M Credit Line are collectively referred to as the “Taishin Credit Facility”. On July 20, 2020, the NT$100M Credit Line with Taishin was extended for three (3) months until October 16, 2020. The term of each draw shall be either 90 or 120 days. Borrowings under the NT$100M Credit Line will bear interest at a rate of 2.25% for 90 day draws and 2.2% for 120 day draws; borrowings under the US$1M Credit Line will bear interest equal to the Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Taishin Credit Facility will be secured by a promissory note executed between Prime World and Taishin. The agreements for the Taishin Credit Facility contain representations and warranties, and events of default applicable to Prime World that are customary for agreements of this type. The NT$100M Credit Line and the US$1M Credit Line have been replaced by the Replacement Taishin Credit Facility on October 7, 2020.

On  October 7, 2020, Prime World entered into a new revolving credit facility totaling NT$100 million, or approximately $3.44 million (the “Replacement NT$100M Credit Line”) and a $1 million USD (the “ Replacement US$1M Credit Line”) with Taishin, to replace the original Taishin Credit Facility. Borrowing under the Replacement NT$100M Credit Line will be used for short-term working capital; borrowing under the Replacement US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The Replacement NT$100M Credit Line and Replacement US$1M Credit Line are collectively referred to as the “Replacement Taishin Credit Facility”. On January 14, 2021, the Replacement NT$100M Credit Line with Taishin was extended for three (3) months until April 14, 2021. Prime World  may draw upon the Replacement Taishin Credit Facility from  October 7, 2020 through  April 14, 2021. The term of each draw under the Replacement NT$100M Credit Line shall be either 90 or 120 days and will bear interest at a rate of 2.15% for each draw; borrowings under the Replacement US$1M Credit Line will bear interest equal to Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Replacement Taishin Credit Facility will be secured by a promissory note between Prime World and Taishin. As of March 31, 2021, $1.8 million was outstanding under the Replacement Taishin Credit Facility.

On April 19, 2019, the Company’s China subsidiary, Global, entered into a twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million, (the “China Merchants Credit Line”), with China Merchants Bank Co., Ltd., in Ningbo, China (“China Merchants”). The China Merchants Credit Line will be used by Global for general corporate purposes, including the issuance of bank acceptance notes to Global’s vendors. On April 14, 2020, Global extended the revolving line of credit agreement with China Merchants by six (6) months. Global  may draw upon the China Merchants Credit Line from April 19, 2019 until October 14, 2020 (the “Credit Period”). During the Credit Period, Global may request to draw upon the China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the China Merchants Credit Line and the approval of each draw may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the China Merchants Credit Line are unsecured. The China Merchants Credit Line has been replaced by the Replacement China Merchants Credit Line on  October 19, 2020.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with SPD. Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019 and $2 million credit facility entered into on May 8, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of March 31, 2021, $15.8 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $3.4 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. On January 6, 2021, the ¥100M Credit Facility with CZB was extended for three (3) years until January 5, 2024. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 5, 2024 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. The agreements for the ¥100M Credit Facility and the Real Estate Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of March 31, 2021, $11.5 million was outstanding under the ¥100M Credit Facility and there was no outstanding balance of bank acceptance notes issued to vendors under this facility.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with CZB. Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the ¥50M Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of March 31, 2021, $7.5 million was outstanding under the ¥50M Credit Facility.

On  October 19, 2020, the Company’s China subsidiary, Global entered into a new twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million (the “Replacement China Merchants Credit Line”), with China Merchants, to replace the original China Merchants Credit Line. The Replacement China Merchants Credit Line will be used by Global for general corporate purposes. Global  may draw upon the Replacement China Merchants Credit Line during the period from  October 16, 2020 until  October 15, 2021. During such period, Global  may request to draw upon the Replacement China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the Replacement China Merchants Credit Line and the approval of each draw  may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to the China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the Replacement China Merchants Credit Line is unsecured. As of March 31, 2021, there was no outstanding under the Replacement China Merchants Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $3.0 million.

As of March 31, 2021 and December 31, 2020, the Company had $21.8 million and $28.7 million of unused borrowing capacity, respectively.

One-month LIBOR rates were 0.11% and 0.14% on March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, there was $2.6 million and $5.4 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	March 31,	December 31,
	2021	2020
Principal	$80,500	$80,500
Unamortized debt issuance costs	(2,442)	(2,646)
Net carrying amount	$78,058	$77,854

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended March 31,
	2021	2020
Contractual interest expense	$1,006	$1,006
Amortization of debt issuance costs	204	208
Total interest cost	$1,210	$1,214
Effective interest rate	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll	$6,963	$10,517
Accrued employee benefits	2,871	3,057
Accrued state and local taxes	722	251
Accrued interest	297	1,256
Advance payments	566	303
Accrued product warranty	502	703
Accrued commission expenses	1,157	974
Accrued professional fees	281	377
Accrued shipping and tariff expenses	48	526
Accrued other	622	547
Total accrued liabilities	$14,028	$18,511

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2021	2020
Foreign exchange transaction (loss) gain	$(208)	$139
Government subsidy income	38	105
Other non-operating gain (loss)	1	12
Total other income (expense), net	$(169)	$256

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2006 Share Incentive Plan
●	the 2013 Equity Incentive Plan (“2013 Plan”)

The Company issued stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. Stock option awards generally vest over a four-year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value on the date of the grant. Nonqualified and Incentive Stock Options, RSAs and RSUs may be granted from these plans. Prior to the Company’s initial public offering in September 2013, the fair market value of the Company’s stock had been historically determined by the board of directors and from time to time with the assistance of third-party valuation specialists.

Stock Options

Options have been granted to the Company’s employees under the two incentive plans and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and 12.5% on a semi-annual basis thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2021	276	$10.29		$5.41	2.67	$54
Exercised	(2)	6.00	—			7
Forfeited	(1)	6.00				—
Outstanding, March 31, 2021	273	$10.32		$5.44	2.44	43
Exercisable, March 31, 2021	273	$10.32			2.44	43
Vested and expected to vest	273	$10.33			2.44	43

As of March 31, 2021, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2021	1,325		$14.97	$11,279
Granted	231		12.3	2,843
Released	(189)	$10.23	19.89	1,931
Cancelled/Forfeited	(28)		13.56	232
Outstanding, March 31, 2021	1,340		13.84	11,202
Vested and expected to vest	1,340		13.84	11,202

As of March 31, 2021, there was $16.8 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.47 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2021	2020
Share-based compensation - by expense type
Cost of goods sold	$201	$246
Research and development	563	688
Sales and marketing	219	291
General and administrative	1,536	2,013
Total share-based compensation expense	$2,519	$3,238

Note 16.  Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 0% and 10.9%, respectively. For the three months ended March 31, 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA"). For the three months ended March 31, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, and the change of valuation allowance on the US and state deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at March 31, 2021 was appropriate.

In response to the COVID-19 pandemic, CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These recent laws, among many other provisions, expand and extend the refundable employee retention tax credits previously made available under the CARES Act and allow a full deduction for business meals for the 2021 and 2022 tax years. At this point we do not believe that these changes will have a material impact on our income tax provision for 2021. We will continue to evaluate the impact of new legislation on our financial position, results of operations, and cash flows.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended March 31,
	2021	2020
Revenues:
United States	$ 3,316	$ 3,761
Taiwan	26,395	23,514
China	19,990	13,192
	$ 49,701	$ 40,467

	As of the period ended
	March 31,	December 31,
	2021	2020
Long-lived assets:
United States	$90,553	$90,999
Taiwan	67,986	71,080
China	107,053	108,575
	$265,592	$270,654

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

Class Action and Shareholder Derivative Litigation

On August 7, 2018, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas styled Lei Jin, derivatively on behalf of Applied Optoelectronics, Inc. v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-02713 alleging breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act based on similar factual allegations as in the securities class action captioned Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399, which had been previously filed against the Company and was dismissed following a settlement in 2020.  On December 18, 2018, a second derivative complaint was filed styled Yiu Kwong Ng v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-4751 alleging the same causes of actions as the Jin complaint and additional factual allegations regarding our announcement on September 28, 2018 that we had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  On January 11, 2019, the court consolidated these two derivative actions, and on January 15, 2019, the court entered an order staying the actions pending the resolution of the securities class actions. On June 24, 2020, the plaintiffs filed a notice that the stay of proceedings had been terminated, and on July 2, 2020, the parties filed a Joint Stipulation and Proposed Scheduling Order. The court entered the stipulated scheduling order on the same date, under which Defendants were required to file and serve their response or responsive pleading to the complaint by August 3, 2020. By agreement of the parties, the Court subsequently extended the deadline for Defendants to file and serve their response or responsive pleading to December 2, 2020. On December 2, 2020, Defendants filed their motion to dismiss the consolidated derivative complaint. On December 7, 2020, Plaintiffs filed a notice alerting the Court that they were intending to file an amended complaint, which was subsequently filed by Plaintiffs on January 13, 2021. Defendants filed a motion to dismiss all claims on March 1, 2021.  Plaintiffs’ response deadline is May 3, 2021.  Defendants’ reply deadline is 21 days following May 3, 2021. The complaint requests unspecified damages and other relief.  At this stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Note 19.  Subsequent Events

The Company repaid its revolving bank line of credit with Truist Bank in the amount of $18.7 million in April 2021.

On April 5, 2021, the Company executed a Fifth Amendment to Loan Agreement and a Fourth Amendment to Security Agreement, a Note Modification Agreement, and an Addendum to Promissory Note (together the “Amended Credit Facility”) with Truist Bank. The Amended Credit Facility renews the $20 million line of credit with Truist Bank originally entered into on September 28, 2017. Under the terms of the Amended Credit Facility, the maturity date of the line of credit is extended from April 2, 2021 to October 15, 2022.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” provided below, and those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target four networking end-markets: internet data centers, CATV, telecom and FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we typically begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the internet data center, CATV, telecom and FTTH markets which increasingly demand faster connectivity and innovation. Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs.

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. Within the internet data center market, we benefit from the increasing use of higher-capacity optical networking technology as a replacement for copper cables, particularly as speeds reach 100 Gbps and above, as well as the movement to open internet data center architectures and the increasing use of in-house equipment design among leading internet companies. Within the CATV market, we benefit from a number of ongoing trends including the build-out of CATV infrastructure in the US and other countries, the move to higher bandwidth networks among CATV service providers and the outsourcing of system design among CATV networking equipment companies. In the FTTH market, we benefit from continuing PON deployments and system upgrades among telecom service providers. In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators, including 5G networks.

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

COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict as coronavirus continues to spread around the world. In March 2020, we instituted travel restrictions and implemented sanitation and disinfection procedures to safeguard the health and safety of our employees which continue today. We have modified our workplace practices, which resulted in many employees working remotely. With increased vaccinations and the potential significant reduction of infections, we expect that we will be able to implement a safe return to the office environment for all of our employees over the next quarter. However, the spread of COVID-19 may still impact our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Although demand for many of our products has been strong in the short-term as subscribers seek more bandwidth, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is therefore uncertain.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended
	March 31,		March 31,
	2021		2020
Revenue, net	$49,701	100.0%	$40,467	100.0%
Cost of goods sold	38,982	78.4%	34,129	84.3%
Gross profit	10,719	21.6%	6,338	15.7%
Operating expenses
Research and development	10,928	22.0%	10,558	26.1%
Sales and marketing	2,960	6.0%	2,936	7.3%
General and administrative	10,869	21.9%	10,638	26.3%
Total operating expenses	24,757	49.8%	24,132	59.6%
Loss from operations	(14,038)	(28.2)%	(17,794)	(44.0)%
Other income (expense)
Interest income	16	0.0%	147	0.4%
Interest expense	(1,431)	(2.9)%	(1,455)	(3.6)%
Other income, net	(169)	(0.3)%	256	0.6%
Total other income (expense), net	(1,584)	(3.2)%	(1,052)	(2.6)%
Loss before income taxes	(15,622)	(31.4)%	(18,846)	(46.6)%
Income tax benefit	-	(0.0)%	2,049	5.1%
Net loss	$(15,622)	(31.4)%	$(16,797)	(41.5)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three months ended March 31,				Change
		% of		% of
	2021	Revenue	2020	Revenue	Amount	%
Data Center	$25,939	52.2%	$33,264	82.2%	$(7,325)	(22.0)%
CATV	18,638	37.5%	4,223	10.4%	14,415	341.3%
Telecom	4,479	9.0%	2,560	6.3%	1,919	75.0%
FTTH	423	0.0%	-	0.0%	423	0.0%
Other	222	0.4%	420	1.0%	(198)	(47.1)%
Total Revenue	$49,701	100.0%	$40,467	100.0%	$9,234	22.8%

The increase in revenue during the three months ended March 31, 2021 was driven primarily by increase demand for CATV and telecom products from several existing customers. The increase in demand from CATV multiple-system operators ("MSOs") resulted in strong demand for our CATV products, especially those products that are related to architecture improvements to enable delivery of additional bandwidth to consumers.  This increase in bandwidth demand is particularly acute in the upstream direction, and sales of products associated with increased return-path bandwidth were notably strong in the quarter. Based on forecasts and current order bookings, we believe that this CATV demand will likely continue for several quarters at least. The increase in 5G-related sales came mainly from customers in China, as wireless operators in that country have begun to deploy advanced 5G mobile networks. However, for the three months ended March 31, 2021, demand for data center segment decreased; this slowdown was related to inventory normalization following the surge in demand that was driven by the shift to working from home early last year.

For the three months ended March 31, 2021 and 2020, our top ten customers represented 90.5% and 84.8% of our revenue, respectively. The percentage revenue attributable to our top 10 customers increased during the period, which is largely attributable to growth in our CATV business, which is highly concentrated among a few customers who supply the MSOs. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended March 31,
	2021		2020		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$38,982	78.4%	$34,129	84.3%	$4,853	14.2%
Gross margin	10,719	21.6%	6,338	15.7%

Cost of goods sold increased by $4.9 million, or 14.2%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to increase in sales over the prior year.

Gross margin increased year over year primarily as a result of changes in the mix of products in our datacenter and CATV segment. In particular, we saw an increase in sales of certain CATV multiple-system operators, relative to sales of transceivers. This product mix resulted in an overall improvement in gross margin. Also contributing to the improvement of gross margin was production efficiencies.

Operating expenses

	Three months ended March 31,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$10,928	22.0%	$10,558	26.1%	$370	3.5%
Sales and marketing	2,960	6.0%	2,936	7.3%	24	0.8%
General and administrative	10,869	21.9%	10,638	26.3%	231	2.2%
Total operating expenses	$24,757	49.8%	$24,132	59.6%	$625	2.6%

Research and development expense

Research and development expense increased by $0.4 million, or 3.5% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products and other new product development, and depreciation expense resulting from R&D equipment investments. For the three months ended March 31, 2021, these increases were primarily due to an increase in costs from R&D work orders and repair and maintenance as a result of winter storm Uri.

Sales and marketing expense

Sales and marketing expense slightly increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. These increases were primarily due to increase in commission expenses and personnel-related costs. These increases were partially offset by a decrease in trade show expenses and travel-related costs as a result of the COVID-19 pandemic.  As noted above, as a result of the pandemic outbreak, the Company has modified many of its customary business practices by limiting employee travel including cancelling in-person participation in various meetings, events and conferences.

General and administrative expense

General and administrative expense increased by $0.2 million, or 2.2% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. These increases were primarily due to an increase in personnel-related costs, insurance expense and expense related to winter storm Uri. These increases were partially offset by a decrease in share-based compensation expense and professional service fees.

Other income (expense), net

	Three months ended March 31,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$16	(0.0)%	$147	0.4%	$(131)	(89.1)%
Interest expense	(1,431)	(2.9)%	(1,455)	(3.6)%	24	(1.6)%
Other income (expense), net	(169)	(0.3)%	256	0.6%	(425)	(166.0)%
Total other income (expense), net	$(1,584)	(3.2)%	$(1,052)	-(2.6)%	$(532)	(50.6)%

Interest income decreased by $0.1 million, or 89.1% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense decreased slightly for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was due to lower average debt balances during the period.

Other income (expense), net decreased by $0.4 million, or 166.0%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was mainly due to an an increase in foreign currency transaction losses.

Benefit (provision) for income taxes

	Three months ended March 31,
	2021	2020	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$2,049	(2,049)	(100.0)%

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 0% and 10.9%, respectively. For the three months ended March 31, 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA"). For the three months ended March 31, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, and the change of valuation allowance on the US and state deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2021, we had $21.8 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2021, our cash, cash equivalents and restricted cash totaled $49.3 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

 On October 24, 2019, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on January 9, 2020, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million.

On February 28, 2020, we entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. (the “Sales Agent”) pursuant to which the Company may issue and sell shares of the Company’s common stock having an aggregate offering price of up to $55 million (the “Initial ATM Offering”), from time to time through the Sales Agent. In January 2021, the Company completed its Initial ATM Offering and sold 5.9 million shares at a weighted average price of $9.12 per share, providing proceeds of $53.9 million, net of expenses and underwriting discounts and commissions.

On February 26, 2021, we entered into another an Equity Distribution Agreement (the “Agreement”) with the Sale Agent pursuant to which the Company may issue and sell shares of the Company’s common stock, par value $0.001 per share (the “Shares”) having an aggregate offering price of up to $35 million (the “Second ATM Offering”), respectively, from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales, if any, of the Shares will be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company will designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales are requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that may be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent will use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice. The Company has no obligation to sell any Shares under the Agreement and may at any time suspend offers and sales of the Shares under the Agreement.

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

In March 2021, we commenced sales of common stock through the Second ATM Offering. The details of the shares of common stock sold through the Second ATM Offering through March 31, 2021 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	March 2021	$9.0622	65,748	$584	$12

As of March 31, 2021, the total gross sales were $0.6 million and thus remaining amount of common stock we have available to sell under the ATM Offering is $34.4 million.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(15,214)	$(8,246)
Net cash used in investing activities	(2,422)	(3,200)
Net cash provided by financing activities	17,475	6,854
Effect of exchange rates on cash and cash equivalents	(615)	81
Net decrease in cash and cash equivalents	$(776)	$(4,511)

Operating activities

For the three months ended March 31, 2021, net cash used in operating activities was $15.2 million. Net cash used in operating activities consisted of our net loss of $15.6 million after exclusion of non-cash items of $11.0 million, cash decreased due to a decrease in accrued liabilities of $4.5 million, a decrease in accounts payable to our vendors of $3.3 million, and an increase in accounts receivable from our customers of $4.5 million, offset by a decrease in inventory of $2.8 million.

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

Investing activities

For the three months ended March 31, 2021, net cash used in investing activities was $2.4 million, mainly from the purchase of additional plant, machinery and equipment.

For the three months ended March 31, 2020, net cash used in investing activities was $3.2 million, mainly from the purchase of additional plant, machinery and equipment.

Financing activities

For the three months ended March 31, 2021, our financing activities provided $17.5 million in cash. This increase in cash was due to $15.1 million of net proceeds from our At The Market (ATM) Offerings, $13.2 million net proceeds from lines of credit offset by net loan repayment of $1.0 million and net repayment of acceptances payable of $9.5 million.

For the three months ended March 31, 2020, our financing activities provided $6.9 million in cash. This increase in cash was due to $3.8 million and $3.4 million of net proceeds from lines of credit and acceptances payable, respectively.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit and a PPP Term Note with Truist Bank. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of March 31, 2021, we were in compliance with these covenants.

In Taiwan, we have a revolving credit facility with Taishin International Bank and equipment finance agreements with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. In China, we have revolving lines of credit with China Merchants Bank Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. and credit facilities with China Zheshang Bank Co., Ltd. for our China Subsidiary, Global.

As of March 31, 2021, we had $21.8 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million.  As of March 31, 2021, construction of the building is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2021 (in thousands):

	Payments due by period
		Less than [1]			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$64,489	$50,803	$13,686	$—	$—
Convertible senior notes(2)	92,273	4,025	88,248	—	—
Operating leases(3)	10,329	1,335	2,575	2,527	3,892
Financing leases(3)	104	22	82	—	—
Total commitments	$167,195	$56,185	$104,591	$2,527	$3,892

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

Off-Balance Sheet Arrangements

For the three and nine months ended March 31, 2021, we did not, and do not currently, have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report for the year ended December 31, 2020 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for credit losses, inventory reserves, impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets), goodwill and other indefinite-lived intangible assets, purchase price allocation of acquisitions, service and product warranties, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the fiscal year ended December 31, 2020. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Part II. Other Information

Item 1.   Legal Proceedings

Information with respect to legal proceedings can be found under the heading "Contingencies" in Note 18 to the Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this report.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed discussion of the risk factors affecting our Company. As of March 31, 2021, there have been no material changes to those risk factors.

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

10.1*	Translation of the Maximum Loan Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd, dated January 6, 2021 (included as Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2021).

10.2*	Translation of the Maximum Mortgage Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd, dated January 6, 2021 (included as Exhibit 10.2 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2021).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: May 6, 2021	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)