Form 10-Q
period 2021-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2021-08-05
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of July 30, 2021 there were 27,141,368 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$44,013	$43,425
Restricted cash	6,486	6,689
Accounts receivable - trade, net of allowance of $62 and $62, respectively	48,404	43,042
Notes receivable	3,819	401
Inventories	100,399	110,397
Prepaid income tax	2	2
Prepaid expenses and other current assets	5,101	5,213
Total current assets	208,224	209,169
Property, plant and equipment, net	246,797	252,984
Land use rights, net	5,846	5,854
Operating right of use asset	7,503	7,729
Financing right of use asset	73	88
Intangible assets, net	3,888	3,999
Other assets, net	813	982
TOTAL ASSETS	$473,144	$480,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$41,876	$38,265
Accounts payable	25,593	29,482
Bank acceptance payable	6,469	15,860
Current lease liability - operating	1,020	1,012
Current lease liability - financing	18	18
Accrued liabilities	15,509	18,511
Total current liabilities	90,485	103,148
Notes payable and long-term debt, less current portion	19,360	13,904
Convertible senior notes	78,264	77,854
Non-current lease liability - operating	7,672	7,926
Non-current lease liability - financing	72	82
TOTAL LIABILITIES	195,853	202,914
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common Stock; 45,000 shares authorized at $0.001 par value; 26,919 and 25,110 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	27	25
Additional paid-in capital	375,312	354,685
Accumulated other comprehensive income	14,286	11,690
Accumulated deficit	(112,334)	(88,509)
TOTAL STOCKHOLDERS' EQUITY	277,291	277,891
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$473,144	$480,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue, net	$54,189	$65,222	$103,890	$105,689
Cost of goods sold	43,411	51,486	82,393	85,615
Gross profit	10,778	13,736	21,497	20,074
Operating expenses
Research and development	10,914	10,803	21,842	21,361
Sales and marketing	2,832	3,430	5,792	6,366
General and administrative	10,681	10,611	21,550	21,249
Total operating expenses	24,427	24,844	49,184	48,976
Loss from operations	(13,649)	(11,108)	(27,687)	(28,902)
Other income (expense)
Interest income	16	47	32	194
Interest expense	(1,367)	(1,489)	(2,798)	(2,944)
Other income (expense), net	6,797	974	6,628	1,231
Total other income (expense), net	5,446	(468)	3,862	(1,519)
Loss before income taxes	(8,203)	(11,576)	(23,825)	(30,421)
Income tax expense	-	(7,024)	-	(4,976)
Net loss	$(8,203)	$(18,600)	$(23,825)	$(35,397)
Net loss per share
Basic	$(0.31)	$(0.89)	$(0.89)	$(1.72)
Diluted	$(0.31)	$(0.89)	$(0.89)	$(1.72)

Weighted average shares used to compute net loss per share:
Basic	26,850,032	20,858,450	26,636,755	20,533,417
Diluted	26,850,032	20,858,450	26,636,755	20,533,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(8,203)	$(18,600)	$(23,825)	$(35,397)
Gain/ (Loss) on foreign currency translation adjustment	3,630	1,454	2,596	(948)
Comprehensive loss	$(4,573)	$(17,146)	$(21,229)	$(36,345)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months ended June 30, 2021 and 2020

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2021	—	$—	26,787	$27	$371,920	$10,656	$(104,131)	$278,472
Public offering of common stock, net	—	—	35	—	262	—	—	262
Issuance of restricted stock, net of shares withheld for employee tax	—	—	97	—	(144)	—	—	(144)
Share-based compensation	—	—	—	—	3,274	—	—	3,274
Foreign currency translation adjustment	—	—	—	—	—	3,630	—	3,630
Net loss	—	—	—	—	—	—	(8,203)	(8,203)
June 30, 2021	—	$—	26,919	$27	$375,312	$14,286	$(112,334)	$277,291

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2020	—	$—	20,249	$20	$306,305	$(1,972)	$(46,854)	$257,499
Public offering of common stock, net	—	—	1,578	2	14,002	—	—	14,004
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	3			3
Issuance of restricted stock, net of shares withheld for employee tax	—	—	113	—	(207)	—	—	(207)
Share-based compensation	—	—	—	—	3,302	—	—	3,302
Foreign currency translation adjustment	—	—	—	—	—	1,454	—	1,454
Net loss	—	—	—	—	—	—	(18,600)	(18,600)
June 30, 2020	—	$—	21,940	$22	$323,405	$(518)	$(65,454)	$257,455

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2021	—	$—	25,110	$25	$354,685	$11,690	$(88,509)	$277,891
Public offering of common stock, net	—	—	1,546	2	15,228		—	15,230
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	8	—	—	8
Issuance of restricted stock, net of shares withheld for employee tax	—	—	261	—	(402)	—	—	(402)
Share-based compensation	—	—	—	—	5,793	—	—	5,793
Foreign currency translation adjustment	—	—	—	—	—	2,596	—	2,596
Net loss	—	—	—	—	—	—	(23,825)	(23,825)
June 30, 2021	—	$—	26,919	$27	$375,312	$14,286	$(112,334)	$277,291

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2020	—	$—	20,140	$20	$303,401	$430	$(30,057)	$273,794
Public offering of common stock, net	—	—	1,582	2	13,928	—	—	13,930
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	3	—	—	3
Issuance of restricted stock, net of shares withheld for employee tax	—	—	218	—	(467)	—	—	(467)
Share-based compensation	—	—	—	—	6,540	—	—	6,540
Foreign currency translation adjustment	—	—	—	—	—	(948)	—	(948)
Net loss	—	—	—	—	—	—	(35,397)	(35,397)
June 30, 2020	—	$—	21,940	$22	$323,405	$(518)	$(65,454)	$257,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2021	2020
Operating activities:
Net loss	$(23,825)	$(35,397)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	-	1
Lower of cost or market reserve adjustment to inventory	2,211	2,924
Depreciation and amortization	12,870	12,154
Amortization of debt issuance costs	434	444
Deferred income taxes, net	-	5,147
Loss on disposal of assets	5	9
Share-based compensation	5,793	6,540
Interest for Extinguishment of Debt	(70)	-
Extinguishment of Debt	(6,229)	-
Unrealized foreign exchange gain	692	(134)
Changes in operating assets and liabilities:
Accounts receivable, trade	(5,362)	(9,690)
Notes receivable	(3,390)	(49)
Prepaid income tax	-	13
Inventories	8,934	(15,362)
Other current assets	72	(725)
Operating right of use asset	381	300
Accounts payable	(3,889)	12,688
Accrued liabilities	(3,082)	(2,323)
Lease liability	(427)	(309)
Net cash used in operating activities	(14,882)	(23,769)
Investing activities:
Purchase of property, plant and equipment	(3,582)	(6,759)
Proceeds from disposal of equipment	110	52
Deposits and prepaid for equipment	(272)	(2,304)
Purchase of intangible assets	(188)	(208)
Net cash used in investing activities	(3,932)	(9,219)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	-	6,229
Principal payments of long-term debt and notes payable	(2,227)	(2,221)
Proceeds from line of credit borrowings	66,742	52,637
Repayments of line of credit borrowings	(50,119)	(48,689)
Proceeds from bank acceptance payable	10,722	14,080
Repayments of bank acceptance payable	(20,206)	(10,377)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	-	(16)
Principal payments of financing lease	(9)	(8)
Exercise of stock options	8	3
Payments of tax withholding on behalf of employees related to share-based compensation	(402)	(466)
Proceeds from common stock offering, net	15,336	13,929
Net cash provided by financing activities	19,845	25,101
Effect of exchange rate changes on cash	(646)	-232
Net decrease in cash, cash equivalents and restricted cash	385	(8,119)
Cash, cash equivalents and restricted cash at beginning of period	50,114	67,028
Cash, cash equivalents and restricted cash at end of period	$50,499	$58,909
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest, net of amounts capitalized	$2,394	$2,478
Income taxes	1	(192)
Non-cash investing and financing activities:
Extinguishment of Debt and interest	(6,299)	—
Purchase of property and equipment with line of credit borrowings	—	941
Net change in accounts payable related to property and equipment additions	(2,341)	(785)
Net change in deposits and prepaid for equipment related to property and equipment additions	35	1,327

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and June 30, 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2021, as compared to the significant accounting policies described in its 2020 Annual Report, except as described below.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Yet to be Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 was further amended in January 2021 by ASU 2021-01, which clarified the applicability of certain provisions. Both ASU 2020-04 and AUC 2021-01 are currently effective prospectively for all entities through December 31, 2022 when the reference rate replacement activity is expected to have completed. The guidance in ASU 2020-04 and AUC 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of June 30, 2021, the Company is evaluating the impact this standard may have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging - Contracts in Entities Own Equity” (Subtopic 815-40). This ASU simplifies accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that requires separating embedded conversion features from convertible instruments. The guidance is effective for fiscal years beginning after December 15, 2021. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

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

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended June 30,
		% of		% of
	2021	Revenue	2020	Revenue
Data Center	$22,392	41.3%	$52,533	80.5%
CATV	27,599	50.9%	6,141	9.4%
Telecom	3,333	6.2%	6,170	9.5%
FTTH	298	0.5%	1	0.0%
Other	567	1.0%	377	0.6%
Total Revenue	$54,189	100.0%	$65,222	100.0%

	Six months ended June 30,
		% of		% of
	2021	Revenue	2020	Revenue
Data Center	$48,331	46.5%	$85,797	81.2%
CATV	46,238	44.5%	10,364	9.8%
Telecom	7,811	7.5%	8,730	8.3%
FTTH	722	0.7%	1	0.0%
Other	788	0.8%	797	0.8%
Total Revenue	$103,890	100.0%	$105,689	100.0%

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

The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease expense	$304	$296	$606	$591
Financing lease expense	8	8	16	16
Short Term lease expense	5	37	14	69
Total lease expense	$317	$341	$636	$676

Maturities of lease liabilities are as follows for the future one-year periods ending  June 30, 2021 (in thousands):

	Operating	Financing
2022	$1,285	$22
2023	1,308	22
2024	1,274	54
2025	1,235	—
2026	1,233	—
2027 and thereafter	3,486	—
Total lease payments	$9,821	$98
Less imputed interest	(1,129)	(8)
Present value	$8,692	$90

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	Six months ended June 30,
	2021	2020
Weighted Average Remaining Lease Term (Years) - operating leases	7.84	8.65
Weighted Average Remaining Lease Term (Years) - financing leases	2.33	3.33
Weighted Average Discount Rate - operating leases	3.23%	3.16%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	653	640
Operating cash flows from financing lease	3	3
Financing cash flows from financing lease	9	8
Right-of-use assets obtained in exchange for new operating lease liabilities	109	261

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$44,013	$43,425
Restricted cash	6,486	6,689
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$50,499	$50,114

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances required for certain credit facilities. As of June 30, 2021 and December 31, 2020, there was $2.2 million and $4.9 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $2.4 million and $0.5 million certificate of deposit associated with credit facilities with a bank in China as of June 30, 2021 and December 31, 2020, respectively. There was $1.8 million and $1.0 million guarantee deposits for customs duties as of  June 30, 2021 and December 31, 2020, respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(8,203)	$(18,600)	$(23,825)	$(35,397)
Denominator:
Weighted average shares used to compute net loss per share
Basic	26,850	20,858	26,637	20,533
Diluted	26,850	20,858	26,637	20,533
Net loss per share
Basic	$(0.31)	$(0.89)	$(0.89)	$(1.72)
Diluted	$(0.31)	$(0.89)	$(0.89)	$(1.72)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Employee stock options	4	11	8	13
Restricted stock units	9	10	14	13
Shares for convertible senior notes	4,587	4,587	4,587	4,587
Total antidilutive shares	4,600	4,608	4,609	4,613

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$29,085	$25,555
Work in process and sub-assemblies	46,558	52,544
Finished goods	24,756	32,298
Total inventories	$100,399	$110,397

The lower of cost or market adjustment expensed for inventory for the three months ended June 30, 2021 and 2020 was each $1.3 million. The lower of cost or market adjustment expensed for inventory for the six months ended June 30, 2021 and 2020 was $2.2 million and $2.9 million, respectively.

For the three months ended June 30, 2021 and 2020, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $4.8 million and $3.7 million, respectively. For the six months ended June 30, 2021 and 2020, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $10.8 million and $6.2 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2021	December 31, 2020
Land improvements	$806	$806
Building and improvements	89,127	88,280
Machinery and equipment	259,651	253,738
Furniture and fixtures	5,607	5,540
Computer equipment and software	12,610	11,912
Transportation equipment	710	699
	368,511	360,975
Less accumulated depreciation and amortization	(155,507)	(142,434)
	213,004	218,541
Construction in progress	32,692	33,342
Land	1,101	1,101
Total property, plant and equipment, net	$246,797	$252,984

For the three months ended June 30, 2021 and 2020, the depreciation expense of property, plant and equipment was $6.3 million and $6.0 million, respectively. For the six months ended June 30, 2021 and 2020, the depreciation expense of property, plant and equipment was $12.6 million and $11.9 million, respectively. For the three months ended June 30, 2021 and 2020, the capitalized interest was $0.2 million and 0.1 million, respectively. For the six months ended June 30, 2021 and 2020, the capitalized interest was $0.3 million and $0.2 million, respectively.

As of June 30, 2021, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2021
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,362	$(4,480)	$3,882
Trademarks	22	(16)	6
Total intangible assets	$8,384	$(4,496)	$3,888

	December 31, 2020
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,158	$(4,165)	$3,993
Trademarks	21	(15)	6
Total intangible assets	$8,179	$(4,180)	$3,999

For the three and six months ended June 30, 2021 and 2020, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. The remaining weighted average amortization period for intangible assets is approximately 6 years.

At June 30, 2021, future amortization expense for intangible assets is estimated to be (in thousands):

2022	$609
2023	609
2024	609
2025	609
2026	609
thereafter	843
$3,888

Note 10.  Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of June 30, 2021				As of December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$44,013	$—	$—	$44,013	$43,425	$—	$—	$43,425
Restricted cash	6,486	—	—	$6,486	6,689	—	—	$6,689
Note receivable	—	3,819	—	3,819	-	401	—	401
Total assets	$50,499	$3,819	$—	$54,318	$50,114	$401	$—	$50,515
Liabilities:
Bank acceptance payable	$—	$6,469	$—	$6,469	$—	$15,860	$—	15,860
Convertible senior notes	—	70,265	—	70,265	—	70,225	—	70,225
Total liabilities	$—	$76,734	$—	$76,734	$—	$86,085	$—	$86,085

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

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2021	December 31, 2020
Revolving line of credit with a U.S. bank up to $20,000 with interest at 2.25% , maturing October 15, 2022	$19,360	$18,700
Paycheck Protection Program Term Note with interest at fixed rate 1.0%, maturing April 16, 2022	—	6,229
Revolving line of credit with a Taiwan bank up to $3,436 with 2.2% interest, maturing April 14, 2021	—	1,756
Notes payable to a finance company due in monthly installments with 3.5% interest, maturing January 21, 2022	902	1,941
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	1,183	2,149
Revolving line of credit with a China bank up to $8,917 with interest ranging from 4.5%, maturing October 14, 2020	—	2,299
Revolving line of credit with a China bank up to $25,449 with interest from 3.01% to 4.57%, maturing May 24, 2024	16,915	11,603
Credit facility with a China bank up to $14,125 with interest of 3.5%, maturing January 5, 2024	15,482	—
Credit facility with a China bank up to $7,167 with interest of 5.7%, maturing from June 20, 2022	7,430	7,510
Sub-total	61,272	52,187
Less debt issuance costs, net	(36)	(18)
Grand total	61,236	52,169
Less current portion	(41,876)	(38,265)
Non-current portion	$19,360	$13,904

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$6,469	$15,860

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2021.

Maturities of long-term debt are as follows for the future one-year periods ending June 30, (in thousands):

2022	$41,876
2023	19,360
Total outstanding	$61,236

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

On September 30, 2019, the Company executed a Fourth Amendment to Loan Agreement (the “Fourth Amendment”) with Truist Bank. Under the terms of the Fourth Amendment (i) the maximum commitment under the line of credit was reduced from $25,000,000 to $20,000,000; (ii) the maturity date of the line of credit was extended from September 28, 2020 to April 2, 2021; (iii) pricing of the unused line fee was adjusted to 0.30% per annum; and (iv) created the requirement that if, at any time during any reporting period and pursuant to the most recent loan base report received by Truist Bank, the principal balance outstanding under the line of credit exceeds the lesser of the approved maximum amount of the line of credit commitment amount or the collateral loan value reduced by the reserves, the Company shall immediately prepay the line of credit to the extent necessary to eliminate such excess. Such reserves shall, at any time that the fixed charge coverage ratio for the loan is less than 1.5 to 1.0, tested for the period of twelve months ended on the applicable covenant measurement date, equal to an amount equal to seventy-five percent (75%) of the lesser of the line of credit commitment amount or collateral loan value reduced by the sum of (i) the principal balance outstanding under the line of credit, (ii) the letter of credit exposure reserve, and (iii) the availability reserve as determined by Truist Bank from the most recent loan base report and otherwise in the sole discretion of Truist Bank after consideration of collections.

On  April 5, 2021, the Company executed a Fifth Amendment to the Loan Agreement (the "Fifth Amendment") and a Fourth Amendment to a Security Agreement, a Note Modification Agreement, and an Addendum to a Promissory Note (together with the Fifth Amendment the “Amended Credit Facility”) with Truist Bank. The Amended Credit Facility renews the $20 million line of credit with Truist bank originally entered into on September 28, 2017. Under the terms of the Amended Credit Facility, the maturity date of the line of credit is extended from  April 2, 2021 to  October 15, 2022. Borrowings will bear interest at a rate equal to LIBOR plus 1.5%, with a LIBOR floor of 0.75%. As of June 30, 2021, the Company had $19.4 million outstanding and was in compliance with all covenants under the Amended Credit Facility.

On April 17, 2020, the Company entered into a term note ("PPP Term Note") with Truist Bank, with a principal amount of $6.23 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company is required to make  18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default. The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration ("SBA"). On June 14, 2021, the Company received notification from Truist Bank that the SBA approved the Company's application for forgiveness of the entire principle amount of the PPP Term Note, plus all accrued interest. The forgiveness of the PPP Term Note has been recognized as other income during the second quarter ended June 30, 2021.

On September 15, 2020, Prime World entered into an Amendment to the Finance Lease Agreements dated November 29, 2018 and January 21, 2019 (the “Amendment”) with Chailease Finance Co., Ltd. (“Chailease”). The Amendment amends the Finance Lease Agreements, dated November 29, 2018 and January 21, 2019 (hereafter collectively referred to as the “Original Finance Agreements”). Pursuant to the Amendment, Prime World agrees to pay Chailease NT$22,311,381, or approximately $0.8 million for certain leased equipment listed in the Amendment (the “Leased Equipment”). This payment will include all outstanding lease payments, costs and expenses; simultaneously, Chailease agrees to transfer title of such Leased Equipment back to Prime World. Regarding all other equipment contemplated in the Original Finance Agreements but not listed in the Amendment, pursuant to the terms and conditions made under the Original Finance Agreements, Prime World is obligated to pay Chailease monthly lease payments which total NT$159,027,448, or approximately $5.5 million (the “Lease Payments”). The Lease Payments will begin on September 21, 2020 with the last Lease Payment due on January 21, 2022, title of all other equipment contemplated under the Original Finance Agreements but not listed in the Amendment will transfer to Prime World upon completion of the Lease Payments and expiration of the Original Finance Agreements. As of June 30, 2021, $0.9 million was outstanding under the November 29, 2018 Finance Lease Agreement and $1.2 million was outstanding under the January 21, 2019 Finance Lease Agreement.

On  October 7, 2020, Prime World entered into a revolving credit facility totaling NT$100 million, or approximately $3.44 million (the “NT$100M Credit Line”) and a $1 million USD credit line (the “ US$1M Credit Line”) with Taishin. Borrowing under the NT$100M Credit Line will be used for short-term working capital; borrowing under the US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The NT$100M Credit Line and the US$1M Credit Line are collectively referred to as the “Taishin Credit Facility”. On January 14, 2021, the NT$100M Credit Line with Taishin was extended for three (3) months until April 14, 2021. Prime World  may draw upon the Taishin Credit Facility from  October 7, 2020 through  April 14, 2021. The term of each draw under the NT$100M Credit Line shall be either 90 or 120 days and will bear interest at a rate of 2.15% for each draw; borrowings under the US$1M Credit Line will bear interest equal to Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Taishin Credit Facility will be secured by a promissory note between Prime World and Taishin. As of June 30, 2021, the Company has fully repaid the Taishin Credit Facility.

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

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with SPD. Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019 and $2 million credit facility entered into on May 8, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of June 30, 2021, $16.9 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $3.5 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. On January 6, 2021, the ¥100M Credit Facility with CZB was extended for three (3) years until January 5, 2024. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 5, 2024 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. The agreements for the ¥100M Credit Facility and the Real Estate Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of June 30, 2021, $15.5 million was outstanding under the ¥100M Credit Facility and there was no outstanding balance of bank acceptance notes issued to vendors under this facility.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with CZB. Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the ¥50M Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of June 30, 2021, $7.4 million was outstanding under the ¥50M Credit Facility.

On  October 19, 2020, the Company’s China subsidiary, Global entered into a new twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million (the “Replacement China Merchants Credit Line”), with China Merchants, to replace the original China Merchants Credit Line. The Replacement China Merchants Credit Line will be used by Global for general corporate purposes. Global  may draw upon the Replacement China Merchants Credit Line during the period from  October 16, 2020 until  October 15, 2021. During such period, Global  may request to draw upon the Replacement China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the Replacement China Merchants Credit Line and the approval of each draw  may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to the China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the Replacement China Merchants Credit Line is unsecured. As of June 30, 2021, there was no outstanding amount under the Replacement China Merchants Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $3.0 million.

As of June 30, 2021 and December 31, 2020, the Company had $5.3 million and $28.7 million of unused borrowing capacity, respectively.

As of June 30, 2021 and December 31, 2020, there was $4.6 million and $5.4 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	June 30,	December 31,
	2021	2020
Principal	$80,500	$80,500
Unamortized debt issuance costs	(2,236)	(2,646)
Net carrying amount	$78,264	$77,854

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,006	$1,006	$2,013	$2,013
Amortization of debt issuance costs	206	205	410	414
Total interest cost	$1,212	$1,211	$2,423	$2,427
Effective interest rate	5.1%	5.1%	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll	$7,371	$10,517
Accrued employee benefits	2,950	3,057
Accrued state and local taxes	1,001	251
Accrued interest	1,355	1,256
Advance payments	267	303
Accrued product warranty	337	703
Accrued commission expenses	1,210	974
Accrued professional fees	253	377
Accrued shipping and tariff expenses	171	526
Accrued other	594	547
Total accrued liabilities	$15,509	$18,511

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Foreign exchange transaction gain	$427	$113	$218	$252
Government subsidy income	115	876	154	981
Other non-operating gain (loss)	31	(6)	32	6
Loan forgiveness	6,229	—	6,229	—
Loss on disposal of assets	(5)	(9)	(5)	(9)
Total other income (expense), net	$6,797	$974	$6,628	$1,230

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2006 Share Incentive Plan
●	the 2013 Equity Incentive Plan (“2013 Plan”)
●	the 2021 Equity Incentive Plan (“2021 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2021	276	$10.29		$5.41	2.67	$54
Exercised	(2)	$6.00	—	$0.40		7
Forfeited	(3)	$10.40		$5.64		1
Outstanding, June 30, 2021	271	$10.32		$5.44	2.19	46
Exercisable, June 30, 2021	271	$10.32			2.19	46
Vested and expected to vest	271	$10.33			2.19	46

As of June 30, 2021, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2021	1,325		$14.97	$11,279
Granted	1,716		10.14	2,897
Released	(304)	$9.39	18.46	2,856
Cancelled/Forfeited	(57)		13.34	485
Outstanding, June 30, 2021	2,680		11.51	22,700
Vested and expected to vest	2,680		11.51	22,700

As of June 30, 2021, there was $27.8 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.33 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Share-based compensation - by expense type
Cost of goods sold	$266	$237	$467	$483
Research and development	630	704	1,193	1,392
Sales and marketing	329	295	548	586
General and administrative	2,048	2,066	3,585	4,079
Total share-based compensation expense	$3,273	$3,302	$5,793	$6,540

Note 16.  Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 0% and 258.2%, respectively. For the three months ended June 30, 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the benefit of the nontaxable PPP loan forgiveness, offset by the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA"). For the three months ended June 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, and the change of valuation allowance on the US and state deferred tax assets, and the recording of a valuation allowance on Taiwan deferred tax assets.

The Company's effective tax rate for the six months ended June 30, 2021 and 2020 was 0% and (16.25%), respectively. For the six months ended June 30, 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan and China DTA. For the six months ended June 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, the change of the valuation allowance on the US and state deferred tax assets, and the recording of a valuation on Taiwan deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at June 30, 2021 was appropriate.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Stability Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These recent laws, among many other provisions, expand and extend the Paycheck Protection Program (“PPP”), refundable employee retention tax credits previously made available under the CARES Act and allow a full deduction for business meals for the 2021 and 2022 tax years. At this point we do not believe that these changes will have a material impact on our income tax provision for 2021. We will continue to evaluate the impact of new legislation on our financial position, results of operations, and cash flows.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
United States	$3,422	$4,735	$6,737	$8,496
Taiwan	29,493	40,604	55,888	64,486
China	21,274	19,883	41,265	32,707
	$54,189	$65,222	$103,890	$105,689

	As of the period ended
	June 30,	December 31,
	2021	2020
Long-lived assets:
United States	$89,096	$90,999
Taiwan	67,305	71,080
China	107,706	108,575
	$264,107	$270,654

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

Class Action and Shareholder Derivative Litigation

On August 7, 2018, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas styled Lei Jin, derivatively on behalf ofApplied Optoelectronics, Inc. v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-02713 alleging breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act based on similar factual allegations as in the securities class action captioned Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399, which had been previously filed against the Company and was dismissed following a settlement in 2020.  On December 18, 2018, a second derivative complaint was filed styled Yiu Kwong Ng v.Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-4751 alleging the same causes of actions as the Jin complaint and additional factual allegations regarding our announcement on September 28, 2018 that we had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  On January 11, 2019, the court consolidated these two derivative actions, and on January 15, 2019, the court entered an order staying the actions pending the resolution of the securities class actions. On June 24, 2020, the plaintiffs filed a notice that the stay of proceedings had been terminated, and on July 2, 2020, the parties filed a Joint Stipulation and Proposed Scheduling Order. The court entered the stipulated scheduling order on the same date, under which Defendants were required to file and serve their response or responsive pleading to the complaint by August 3, 2020. By agreement of the parties, the Court subsequently extended the deadline for Defendants to file and serve their response or responsive pleading to December 2, 2020. On December 2, 2020, Defendants filed their motion to dismiss the consolidated derivative complaint. On December 7, 2020, Plaintiffs filed a notice alerting the Court that they were intending to file an amended complaint, which was subsequently filed by Plaintiffs on January 13, 2021. Defendants filed a motion to dismiss all claims on March 1, 2021.  Plaintiffs’ response deadline is May 3, 2021.  On June 25, 2021, the parties filed a stipulation indicating that they had reached a settlement-in-principle of the action. On June 28, 2021, the Court stayed all deadlines in the action for 30 days to allow the parties to finalize the settlement. The deadline was extended to August 13, 2021. At this stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Note 19.  Subsequent Events

The Company repaid its revolving bank line of credit with Truist Bank in the amount of $19.4 million in July 2021.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict as coronavirus continues to spread around the world. In March 2020, we instituted travel restrictions and implemented sanitation and disinfection procedures to safeguard the health and safety of our employees which continue today. Recently, we began allowing certain employee travel, but continue strict sanitation procedures in our facilities.  With increased vaccinations and the potential significant reduction of infections, we have implemented procedures for a safe return to the office environment for all of our employees. However, the spread of COVID-19 may still impact our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Although demand for many of our products has been strong in the short-term as subscribers seek more bandwidth, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is therefore uncertain.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2021		2020		2021		2020
Revenue, net	$54,189	100.0%	$65,222	100.0%	$103,890	100.0%	$105,689	100.0%
Cost of goods sold	43,411	80.1%	51,486	78.9%	82,393	79.3%	85,615	81.0%
Gross profit	10,778	19.9%	13,736	21.1%	21,497	20.7%	20,074	19.0%
Operating expenses
Research and development	10,914	20.1%	10,803	16.6%	21,842	21.0%	21,361	20.2%
Sales and marketing	2,832	5.2%	3,430	5.3%	5,792	5.6%	6,366	6.0%
General and administrative	10,681	19.7%	10,611	16.3%	21,550	20.7%	21,249	20.1%
Total operating expenses	24,427	45.1%	24,844	38.1%	49,184	47.3%	48,976	46.3%
Loss from operations	(13,649)	(25.2)%	(11,108)	(17.0)%	(27,687)	(26.7)%	(28,902)	(27.3)%
Other income (expense)
Interest income	16	0.0%	47	0.1%	32	0.0%	194	0.2%
Interest expense	(1,367)	(2.5)%	(1,489)	(2.3)%	(2,798)	(2.7)%	(2,944)	(2.8)%
Other income, net	6,797	12.5%	974	1.5%	6,628	6.4%	1,231	1.2%
Total other income (expense), net	5,446	10.1%	(468)	(0.7)%	3,862	3.7%	(1,519)	(1.4)%
Loss before income taxes	(8,203)	(15.1)%	(11,576)	(17.7)%	(23,825)	(22.9)%	(30,421)	(28.8)%
Income tax expense	-	(0.0)%	(7,024)	(10.8)%	-	(0.0)%	(4,976)	(4.7)%
Net loss	$(8,203)	(15.1)%	$(18,600)	(28.5)%	$(23,825)	(22.9)%	$(35,397)	(33.5)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three months ended June 30,				Change
		% of		% of
	2021	Revenue	2020	Revenue	Amount	%
Data Center	$22,392	41.3%	$52,533	80.5%	$(30,141)	(57.4)%
CATV	27,599	50.9%	6,141	9.4%	21,458	349.4%
Telecom	3,333	6.2%	6,170	9.5%	(2,837)	(46.0)%
FTTH	298	0.0%	1.00	0.0%	297	0.0%
Other	567	1.0%	377	0.6%	190	50.4%
Total Revenue	$54,189	100.0%	$65,222	100.0%	$(11,033)	(16.9)%

	Six months ended June 30,				Change
		% of		% of
	2021	Revenue	2020	Revenue	Amount	%
Data Center	$48,331	46.5%	$85,797	81.2%	$(37,466)	(71.3)%
CATV	46,238	44.5%	10,364	9.8%	35,874	346.1%
Telecom	7,811	7.5%	8,730	8.3%	(919)	(10.5)%
FTTH	722	0.0%	1	0.0%	721	0.0%
Other	788	0.8%	797	0.8%	(9)	(1.1)%
Total Revenue	$103,890	100.0%	$105,689	100.0%	$(1,799)	(1.7)%

The decrease in revenue during the three and six months ended June 30, 2021 was driven primarily by decrease demand for datacenter segment; this slowdown was related to inventory normalization following the surge in demand that was driven by the shift to working from home early last year. We believe datacenter demand will improve in the second half and beyond. The decreased demand in the datacenter segment was offset by increased demand for CATV products from several existing customers. The increase in demand from CATV multiple-system operators ("MSOs") resulted in strong demand for our CATV products, especially those products that are related to architecture improvements to enable delivery of additional bandwidth to consumers.  This increase in bandwidth demand is particularly acute in the upstream direction, and sales of products associated with increased return-path bandwidth were notably strong in the quarter. Based on forecasts and current order bookings, we believe that this CATV demand will likely continue through 2021.

For the three months ended June 30, 2021 and 2020, our top ten customers represented 86.8% and 86.9% of our revenue, respectively. For the six months ended June 30, 2021 and 2020, our top ten customers represented 88.0% and 86.0% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. The growth in revenue from our top ten customers in the six months ended June 30, 2021 is primarily due to growth in our CATV segment. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended June 30,
	2021		2020		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$43,411	80.1%	$51,486	78.9%	$(8,075)	(15.7)%
Gross margin	10,778	19.9%	13,736	21.1%

	Six months ended June 30,
	2021		2020		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$82,393	79.3%	$85,615	81.0%	$(3,222)	(3.8)%
Gross margin	21,497	20.7%	20,074	19.0%

Cost of goods sold decreased by $8.1 million, or 15.7%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to 16.9% decrease in sales over the prior year. Cost of goods sold decreased by $3.2 million, or 3.8%, for the six months ended June 30, 2021 as compared to six months ended June 30, 2021, primarily due to 1.7% decrease in sales over the prior year.

Gross margin decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily as a result of changes in the mix of products in our datacenter and CATV segment. In particular, we saw an increase in sales of certain CATV products relative to sales of transceivers. This product mix resulted in overall changes in gross margin. Gross margin increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to production inefficiencies, higher costs of certain raw materials in prior year at the beginning of the COVID-19 pandemic.

Operating expenses

	Three months ended June 30,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$10,914	20.1%	$10,803	16.6%	$111	1.0%
Sales and marketing	2,832	5.2%	3,430	5.3%	(598)	(17.4)%
General and administrative	10,681	19.7%	10,611	16.3%	70	0.7%
Total operating expenses	$24,427	45.1%	$24,844	38.1%	$(417)	(1.7)%

	Six months ended June 30,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$21,842	21.0%	$21,361	20.2%	$481	2.3%
Sales and marketing	5,792	5.6%	6,366	6.0%	(574)	(9.0)%
General and administrative	21,550	20.7%	21,249	20.1%	301	1.4%
Total operating expenses	$49,184	47.3%	$48,976	46.3%	$208	0.4%

Research and development expense

Research and development expense slightly increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Research and development expense increased by $0.5 million, or 2.3% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products and other new product development, and depreciation expense resulting from R&D equipment investments. These increases were primarily due to an increase in costs from R&D work orders and repair and maintenance as a result of winter storm Uri.

Sales and marketing expense

Sales and marketing expense decreased by $0.6 million, or 17.4% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.  Selling and marketing expense decreased by 0.6 million, or 9.0% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. These decreases were primarily due to decrease in commission expenses and shipping and handling charges.

General and administrative expense

General and administrative expense slightly increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. General and administrative expense increased by $0.3 million, or 1.4% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These increases were primarily due to expense related to winter storm Uri. These increases were partially offset by a decrease in personnel-related costs, share-based compensation expense and professional service fees.

Other income (expense), net

	Three months ended June 30,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$16	(0.0)%	$47	0.1%	$(31)	(66.0)%
Interest expense	(1,367)	(2.5)%	(1,489)	(2.3)%	122	(8.2)%
Other income (expense), net	6,797	(12.5)%	974	1.5%	5,823	597.8%
Total other income (expense), net	$5,446	(10.1)%	$(468)	(0.7)%	$5,914	(1263.7)%

	Six months ended June 30,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$32	0.0%	$194	0.2%	$(162)	(83.5)%
Interest expense	(2,798)	(2.7)%	(2,944)	(2.8)%	146	(5.0)%
Other income (expense), net	6,628	6.4%	1,231	1.2%	5,397	438.4%
Total other income (expense), net	$3,862	(3.7)%	$(1,519)	(1.4)%	$5,381	(354.2)%

Interest income decreased slightly for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense decreased slightly for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. This decrease was due to lower average debt balances during the period.

Other income (expense), net increased by $5.8 million or 597.8% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Other income (expense), net increased by $5.4 million, or 438.4% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase in other income during the quarter is primarily due to forgiveness by the SBA of the Company's PPP Loan forgiveness application for the entire PPP Loan balance of $6.23 million.

Benefit (provision) for income taxes

	Three months ended June 30,
	2021	2020	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$(7,024)	7,024	(100.0)%

	Six months ended June 30,
	2021	2020	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$(4,976)	4,976	(100.0)%

The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 wa s 0% and 258.2%, respectively. For the three months ended June 30, 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the benefit of the nontaxable PPP loan forgiveness, offset by the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA"). For the three months ended June 30, 2020, the effective tax rate varies from the federal statutory rate of 21% primarily due to the level and mix of earnings amount tax jurisdictions, and the change of the valuation allowance on the US and state DTA, and the recording of a valuation allowance on Taiwan deferred tax assets.

The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 0% and (16.25%), respectively. For the six months ended June 30, 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China DTA. For the six months ended June 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the level and mix of earnings among tax jurisdictions, the change of the valuation allowance on the US and state deferred tax assets, and the recording of a valuation on Taiwan deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2021, we had $5.3 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2021, our cash, cash equivalents and restricted cash totaled $50.5 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

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

On February 26, 2021, we entered into another Equity Distribution Agreement (the “Agreement”) with the Sale Agent pursuant to which the Company may issue and sell shares of the Company’s common stock, par value $0.001 per share (the “Shares”) having an aggregate offering price of up to $35 million (the “Second ATM Offering”), respectively, from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales, if any, of the Shares will be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company will designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales are requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that may be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent will use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice. The Company has no obligation to sell any Shares under the Agreement and may at any time suspend offers and sales of the Shares under the Agreement.

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

In March 2021, we commenced sales of common stock through the Second ATM Offering. The details of the shares of common stock sold through the Second ATM Offering through June 30, 2021 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	March 2021	$9.0622	65,748	$584	$12
Raymond James & Associates, Inc.	June 2021	$9.1115	34,686	$310	$6

As of June 30, 2021, the total gross sales were $0.9 million and thus remaining amount of common stock we have available to sell under the ATM Offering is $34.1 million.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(14,882)	$(23,769)
Net cash used in investing activities	(3,932)	(9,219)
Net cash provided by financing activities	19,845	25,101
Effect of exchange rates on cash and cash equivalents	(646)	(232)
Net decrease in cash and cash equivalents	$385	$(8,119)

Operating activities

For the six months ended June 30, 2021, net cash used in operating activities was $14.9 million. Net cash used in operating activities consisted of our net loss of $23.8 million after exclusion of non-cash items of $21.9 million. Cash decreased due to an increase in accounts receivable and trade receivables from our customers of $5.4 million and $3.4 million, respectively, a decrease in accrued liabilities of $3.1 million, a decrease in accounts payable to our vendors of $3.9 million, offset by a decrease in inventory of $8.9 million.

For the six months ended June 30, 2020, net cash used in operating activities was $23.8 million. Net cash used in operating activities consisted of our net loss of $35.4 million after exclusion of non-cash items of $27.1 million. Cash decreased due to an increase in inventory of $15.4 million and  accounts receivable from our customers of $9.7 million, offset by an increase in accounts payable to our vendors of $12.7 million.

Investing activities

For the six months ended June 30, 2021, net cash used in investing activities was $3.9 million, mainly from the purchase of additional plant, machinery and equipment.

For the six months ended June 30, 2020, net cash used in investing activities was $9.2 million, mainly from the purchase of additional plant, machinery and equipment.

Financing activities

For the six months ended June 30, 2021, our financing activities provided $19.8 million in cash. This increase in cash was due to $15.3 million of net proceeds from our At The Market (ATM) Offerings, $16.6 million proceeds from line of credit, offset by repayment of loan and bank acceptance of $2.2 million and $9.5 million, respectively.

For the  six months ended June 30, 2020, our financing activities provided $25.1 million in cash. This increase in cash was due to $13.9 million of net proceeds from our At The Market (ATM) Offering, $6.2 million proceeds from PPP term loan, $1.7 million net proceeds from lines of credit and $3.7 million net proceeds from acceptances payable.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with Truist Bank. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of June 30, 2021, we were in compliance with these covenants.

In Taiwan, we have a revolving credit facility with Taishin International Bank and equipment finance agreements with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. In China, we have revolving lines of credit with China Merchants Bank Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. and credit facilities with China Zheshang Bank Co., Ltd. for our China Subsidiary, Global.

As of June 30, 2021, we had $5.3 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million.  As of June 30, 2021, construction of the building is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2021 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$61,236	$41,876	$19,360	$—	$—
Convertible senior notes(2)	90,673	4,025	86,648	—	—
Operating leases(3)	9,821	1,285	2,582	2,468	3,486
Financing leases(3)	98	22	76	—	—
Total commitments	$161,828	$47,208	$108,666	$2,468	$3,486

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

Off-Balance Sheet Arrangements

For the six months ended June 30, 2021, we did not, and do not currently, have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed discussion of the risk factors affecting our Company. As of June 30, 2021, there have been no material changes to those risk factors.

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

10.1*	Fifth Amendment to Loan Agreement and Fourth Amendment to Security Agreement, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank (included as Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2021).

10.2*	Note Modification Agreement, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank (included as Exhibit 10.2 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2021).

10.3*	Addendum to Promissory Note, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank (included as Exhibit 10.3 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2021).

10.4†*	2021 Stock Incentive Plan (included as Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2021).

10.4.1†**	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.

10.4.2†**	Form of Performance Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 5, 2021	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)