Form 10-Q
period 2021-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2021-11-04
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of October 29, 2021 there were 27,297,647 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$43,534	$43,425
Restricted cash	5,363	6,689
Accounts receivable - trade, net of allowance of $62 and $62, respectively	43,942	43,042
Notes receivable	8,505	401
Inventories	94,507	110,397
Prepaid income tax	2	2
Prepaid expenses and other current assets	4,717	5,213
Total current assets	200,570	209,169
Property, plant and equipment, net	242,452	252,984
Land use rights, net	5,790	5,854
Operating right of use asset	7,277	7,729
Financing right of use asset	65	88
Intangible assets, net	3,877	3,999
Other assets, net	2,493	982
TOTAL ASSETS	$462,524	$480,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$41,254	$38,265
Accounts payable	28,333	29,482
Bank acceptance payable	6,481	15,860
Current lease liability - operating	1,045	1,012
Current lease liability - financing	18	18
Accrued liabilities	16,204	18,511
Total current liabilities	93,335	103,148
Notes payable and long-term debt, less current portion	19,271	13,904
Convertible senior notes	78,472	77,854
Non-current lease liability - operating	7,410	7,926
Non-current lease liability - financing	68	82
TOTAL LIABILITIES	198,556	202,914
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common Stock; 45,000 shares authorized at $0.001 par value; 27,175 and 25,110 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	27	25
Additional paid-in capital	378,207	354,685
Accumulated other comprehensive income	13,865	11,690
Accumulated deficit	(128,131)	(88,509)
TOTAL STOCKHOLDERS' EQUITY	263,968	277,891
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$462,524	$480,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue, net	$53,267	$76,608	$157,157	$182,298
Cost of goods sold	45,143	57,418	127,537	143,034
Gross profit	8,124	19,190	29,620	39,264
Operating expenses
Research and development	10,149	11,206	31,990	32,567
Sales and marketing	2,783	4,491	8,576	10,858
General and administrative	10,645	10,272	32,195	31,520
Total operating expenses	23,577	25,969	72,761	74,945
Loss from operations	(15,453)	(6,779)	(43,141)	(35,681)
Other income (expense)
Interest income	17	26	49	220
Interest expense	(1,359)	(1,480)	(4,158)	(4,424)
Other income (expense), net	998	866	7,628	2,096
Total other income (expense), net	(344)	(588)	3,519	(2,108)
Loss before income taxes	(15,797)	(7,367)	(39,622)	(37,789)
Income tax expense	-	(2,249)	-	(7,224)
Net loss	$(15,797)	$(9,616)	$(39,622)	$(45,013)
Net loss per share
Basic	$(0.58)	$(0.42)	$(1.48)	$(2.12)
Diluted	$(0.58)	$(0.42)	$(1.48)	$(2.12)

Weighted average shares used to compute net loss per share:
Basic	27,097,372	22,744,361	26,791,415	21,275,778
Diluted	27,097,372	22,744,361	26,791,415	21,275,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(15,797)	$(9,616)	$(39,622)	$(45,013)
Gain/ (Loss) on foreign currency translation adjustment	(421)	5,696	2,175	4,748
Comprehensive loss	$(16,218)	$(3,920)	$(37,447)	$(40,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months ended September 30, 2021 and 2020

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2021	—	$—	26,919	$27	$375,312	$14,286	$(112,334)	$277,291
Public offering of common stock, net	—	—	7	—	1	—	—	1
Issuance of restricted stock, net of shares withheld for employee tax	—	—	249	—	(236)	—	—	(236)
Share-based compensation	—	—	—	—	3,130	—	—	3,130
Foreign currency translation adjustment	—	—	—	—	—	(421)	—	(421)
Net loss	—	—	—	—	—	—	(15,797)	(15,797)
September 30, 2021	—	$—	27,175	$27	$378,207	$13,865	$(128,131)	$263,968

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2020	—	$—	21,940	$22	$323,405	$(518)	$(65,454)	$257,455
Public offering of common stock, net	—	—	780	1	8,702	—	—	8,703
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	11			11
Issuance of restricted stock, net of shares withheld for employee tax	—	—	165	—	(348)	—	—	(348)
Share-based compensation	—	—	—	—	3,265	—	—	3,265
Foreign currency translation adjustment	—	—	—	—	—	5,696	—	5,696
Net loss	—	—	—	—	—	—	(9,616)	(9,616)
September 30, 2021	—	$—	22,887	$23	$335,035	$5,178	$(75,070)	$265,166

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2021	—	$—	25,110	$25	$354,685	$11,690	$(88,509)	$277,891
Public offering of common stock, net	—	—	1,553	2	15,229		—	15,231
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	8	—	—	8
Issuance of restricted stock, net of shares withheld for employee tax	—	—	510	—	(637)	—	—	(637)
Share-based compensation	—	—	—	—	8,922	—	—	8,922
Foreign currency translation adjustment	—	—	—	—	—	2,175	—	2,175
Net loss	—	—	—	—	—	—	(39,622)	(39,622)
September 30, 2020	—	$—	27,175	$27	$378,207	$13,865	$(128,131)	$263,968

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2020	—	$—	20,140	$20	$303,401	$430	$(30,057)	$273,794
Public offering of common stock, net	—	—	2,362	2	22,629	—	—	22,631
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	14	—	—	14
Issuance of restricted stock, net of shares withheld for employee tax	—	—	383	1	(813)	—	—	(812)
Share-based compensation	—	—	—	—	9,804	—	—	9,804
Foreign currency translation adjustment	—	—	—	—	—	4,748	—	4,748
Net loss	—	—	—	—	—	—	(45,013)	(45,013)
September 30, 2020	—	$—	22,887	$23	$335,035	$5,178	$(75,070)	$265,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net loss	$(39,622)	$(45,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Lower of cost or market reserve adjustment to inventory	3,335	3,340
Depreciation and amortization	19,188	18,350
Amortization of debt issuance costs	650	673
Deferred income taxes, net	-	7,358
Loss on disposal of assets	3	15
Share-based compensation	8,922	9,804
Interest for extinguishment of debt	(70)	-
Extinguishment of debt	(6,229)	-
Unrealized foreign exchange gain	1,021	(323)
Changes in operating assets and liabilities:
Accounts receivable, trade	(900)	(16,799)
Notes receivable	(8,102)	3
Prepaid income tax	-	13
Inventories	13,551	(27,303)
Other current assets	448	(2,692)
Operating right of use asset	609	189
Accounts payable	(1,149)	23,306
Accrued liabilities	(2,372)	(620)
Lease liability	(666)	(206)
Net cash used in operating activities	(11,383)	(29,905)
Investing activities:
Purchase of property, plant and equipment	(5,555)	(12,132)
Proceeds from disposal of equipment	111	166
Deposits for equipment	(2,141)	(2,733)
Purchase of intangible assets	(324)	(376)
Net cash used in investing activities	(7,909)	(15,075)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	-	6,229
Principal payments of long-term debt and notes payable	(3,276)	(4,066)
Proceeds from line of credit borrowings	103,925	73,700
Repayments of line of credit borrowings	(86,922)	(67,430)
Proceeds from bank acceptance payable	16,702	26,341
Repayments of bank acceptance payable	(26,150)	(19,598)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	-	(18)
Principal payments of financing lease	(13)	(13)
Exercise of stock options	8	14
Payments of tax withholding on behalf of employees related to share-based compensation	(696)	(813)
Proceeds from common stock offering, net	15,397	22,632
Net cash provided by financing activities	18,975	36,978
Effect of exchange rate changes on cash	(900)	(958)
Net decrease in cash, cash equivalents and restricted cash	(1,217)	(8,960)
Cash, cash equivalents and restricted cash at beginning of period	50,114	67,028
Cash, cash equivalents and restricted cash at end of period	$48,897	$58,068
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest, net of amounts capitalized	$4,691	$4,739
Income taxes	1	(192)
Non-cash investing and financing activities:
Extinguishment of Debt and interest	(6,299)	—
Purchase of property and equipment with line of credit borrowings	—	941
Net change in accounts payable related to property and equipment additions	(4,147)	1,173
Net change in deposits and prepaid for equipment related to property and equipment additions	83	36

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and September 30, 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2021, as compared to the significant accounting policies described in its 2020 Annual Report, except as described below.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Yet to be Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 was further amended in January 2021 by ASU 2021-01, which clarified the applicability of certain provisions. Both ASU 2020-04 and AUC 2021-01 are currently effective prospectively for all entities through December 31, 2022 when the reference rate replacement activity is expected to have completed. The guidance in ASU 2020-04 and AUC 2021-01 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply other selections as applicable as additional changes in the market occur. The Company does not expect the ASU to have a material impact on the consolidated financial statement on a prospective basis.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging - Contracts in Entities Own Equity” (Subtopic 815-40). This ASU simplifies accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that requires separating embedded conversion features from convertible instruments. The guidance is effective for fiscal years beginning after December 15, 2021. The Company does not expect the ASU to have a material impact on the consolidated financial statement.

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

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended September 30,
		% of		% of
	2021	Revenue	2020	Revenue
Data Center	$23,929	44.9%	$55,336	72.2%
CATV	23,101	43.4%	11,642	15.2%
Telecom	5,148	9.7%	8,870	11.6%
FTTH	62	0.1%	67	0.1%
Other	1,027	1.9%	693	0.9%
Total Revenue	$53,267	100.0%	$76,608	100.0%

	Nine months ended September 30,
		% of		% of
	2021	Revenue	2020	Revenue
Data Center	$72,259	46.0%	$141,133	77.4%
CATV	69,339	44.1%	22,007	12.1%
Telecom	12,959	8.2%	17,600	9.7%
FTTH	784	0.5%	69	0.0%
Other	1,816	1.2%	1,489	0.8%
Total Revenue	$157,157	100.0%	$182,298	100.0%

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

The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease expense	$311	$299	$922	$890
Financing lease expense	8	8	24	24
Short Term lease expense	4	35	17	104
Total lease expense	$323	$342	$963	$1,018

Maturities of lease liabilities are as follows for the future one-year periods ending  September 30, 2021 (in thousands):

	Operating	Financing
2022	$1,300	$22
2023	1,311	22
2024	1,249	49
2025	1,244	—
2026	1,209	—
2027 and thereafter	3,197	—
Total lease payments	$9,510	$93
Less imputed interest	(1,055)	(7)
Present value	$8,455	$86

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	Nine months ended September 30,
	2021	2020
Weighted Average Remaining Lease Term (Years) - operating leases	7.38	8.41
Weighted Average Remaining Lease Term (Years) - financing leases	2.33	3.08
Weighted Average Discount Rate - operating leases	3.23%	3.23%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	980	983
Operating cash flows from financing lease	4	4
Financing cash flows from financing lease	13	13
Right-of-use assets obtained in exchange for new operating lease liabilities	121	699

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$43,534	$43,425
Restricted cash	5,363	6,689
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$48,897	$50,114

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances required for certain credit facilities. As of September 30, 2021 and December 31, 2020, there was $2.3 million and $4.9 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $2.0 million and $0.5 million certificate of deposit associated with credit facilities with a bank in China as of September 30, 2021 and December 31, 2020, respectively. There was $1.0 million guarantee deposits for customs duties as of  September 30, 2021 and December 31, 2020.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(15,797)	$(9,616)	$(39,622)	$(45,013)
Denominator:
Weighted average shares used to compute net loss per share
Basic	27,097	22,744	26,791	21,276
Diluted	27,097	22,744	26,791	21,276
Net loss per share
Basic	$(0.58)	$(0.42)	$(1.48)	$(2.12)
Diluted	$(0.58)	$(0.42)	$(1.48)	$(2.12)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Employee stock options	1	51	3	27
Restricted stock units	2	113	6	9
Shares for convertible senior notes	4,587	4,587	4,587	4,587
Total antidilutive shares	4,590	4,751	4,596	4,623

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$31,157	$25,555
Work in process and sub-assemblies	42,242	52,544
Finished goods	21,108	32,298
Total inventories	$94,507	$110,397

The lower of cost or market adjustment expensed for inventory for the three months ended September 30, 2021 and 2020 was $1.1 million and $0.4 million, respectively. The lower of cost or market adjustment expensed for inventory for the nine months ended September 30, 2021 and 2020 was each $3.3 million.

For the three months ended September 30, 2021 and 2020, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $4.2 million and $8.4 million, respectively. For the nine months ended September 30, 2021 and 2020, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $15.0 million and $14.7 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2021	December 31, 2020
Land improvements	$806	$806
Building and improvements	89,061	88,280
Machinery and equipment	261,041	253,738
Furniture and fixtures	5,617	5,540
Computer equipment and software	12,612	11,912
Transportation equipment	709	699
	369,846	360,975
Less accumulated depreciation and amortization	(161,307)	(142,434)
	208,539	218,541
Construction in progress	32,812	33,342
Land	1,101	1,101
Total property, plant and equipment, net	$242,452	$252,984

For the three months ended September 30, 2021 and 2020, the depreciation expense of property, plant and equipment was $6.2 million and $6.1 million, respectively. For the nine months ended September 30, 2021 and 2020, the depreciation expense of property, plant and equipment was $18.7 million and $17.9 million, respectively. For the three months ended September 30, 2021 and 2020, the capitalized interest was $0.3 million and 0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, the capitalized interest was $0.6 million and $0.3 million, respectively.

As of September 30, 2021, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2021
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,494	$(4,626)	$3,868
Trademarks	25	(16)	9
Total intangible assets	$8,519	$(4,642)	$3,877

	December 31, 2020
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,158	$(4,165)	$3,993
Trademarks	21	(15)	6
Total intangible assets	$8,179	$(4,180)	$3,999

For the three months ended September 30, 2021 and 2020, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. For the nine months ended September 30, 2021 and 2020, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.5 million and $0.4 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 7 years.

At September 30, 2021, future amortization expense for intangible assets is estimated to be (in thousands):

2022	$584
2023	584
2024	584
2025	584
2026	584
thereafter	957
$3,877

Note 10.  Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of September 30, 2021				As of December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$43,534	$—	$—	$43,534	$43,425	$—	$—	$43,425
Restricted cash	5,363	—	—	$5,363	6,689	—	—	$6,689
Note receivable	—	8,505	—	8,505	-	401	—	401
Total assets	$48,897	$8,505	$—	$57,402	$50,114	$401	$—	$50,515
Liabilities:
Bank acceptance payable	$—	$6,481	$—	$6,481	$—	$15,860	$—	15,860
Convertible senior notes	—	67,701	—	67,701	—	70,225	—	70,225
Total liabilities	$—	$74,182	$—	$74,182	$—	$86,085	$—	$86,085

The carrying value amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. The carrying value amounts of note receivable and bank acceptances approximate fair value due to the short-term nature of the debt since it renews frequently at current interest rates. The Company believes that the interest rates in effect at each period end represent the current market rates for similar borrowings.

The fair value of its convertible senior debt is measured for disclosure purpose. The fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2021	December 31, 2020
Revolving line of credit with a U.S. bank up to $20,000 with interest at 2.25% , maturing October 15, 2022	$19,300	$18,700
Paycheck Protection Program Term Note with interest at fixed rate 1.0%, maturing April 16, 2022	—	6,229
Revolving line of credit with a Taiwan bank up to $3,436 with 2.2% interest, maturing April 14, 2021	—	1,756
Notes payable to a finance company due in monthly installments with 3.5% interest, maturing January 21, 2022	361	1,941
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	676	2,149
Revolving line of credit with a China bank up to $8,917 with interest ranging from 4.5%, maturing October 14, 2020	—	2,299
Revolving line of credit with a China bank up to $25,449 with interest from 3.01% to 4.57%, maturing May 24, 2024	17,924	11,603
Credit facility with a China bank up to $14,125 with interest of 3.5%, maturing January 5, 2024	14,892	—
Credit facility with a China bank up to $7,167 with interest of 5.7%, maturing from June 20, 2022	7,401	7,510
Sub-total	60,554	52,187
Less debt issuance costs, net	(29)	(18)
Grand total	60,525	52,169
Less current portion	(41,254)	(38,265)
Non-current portion	$19,271	$13,904

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$6,481	$15,860

The current portion of long-term debt is the amount payable within one year of the balance sheet date of September 30, 2021.

Maturities of long-term debt are as follows for the future one-year periods ending September 30, (in thousands):

2022	$41,254
2023	19,271
Total outstanding	$60,525

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

On September 30, 2019, the Company executed a Fourth Amendment to Loan Agreement (the “Fourth Amendment”) with Truist Bank. Under the terms of the Fourth Amendment (i) the maximum commitment under the line of credit was reduced from $25,000,000 to $20,000,000; (ii) the maturity date of the line of credit was extended to April 2, 2021; (iii) pricing of the unused line fee was adjusted to 0.30% per annum; and (iv) the Fourth Amendment established the requirement that if, at any time during any reporting period and pursuant to the most recent loan base report received by Truist Bank, the principal balance outstanding under the line of credit exceeds the lesser of the approved maximum amount of the line of credit commitment amount or the collateral loan value reduced by the reserves, the Company shall immediately prepay the line of credit to the extent necessary to eliminate such excess. Such reserves shall, at any time that the fixed charge coverage ratio for the loan is less than 1.5 to 1.0, tested for the period of twelve months ended on the applicable covenant measurement date, equal to an amount equal to seventy-five percent (75%) of the lesser of the line of credit commitment amount or collateral loan value reduced by the sum of (i) the principal balance outstanding under the line of credit, (ii) the letter of credit exposure reserve, and (iii) the availability reserve as determined by Truist Bank from the most recent loan base report and otherwise in the sole discretion of Truist Bank after consideration of collections.

On  April 5, 2021, the Company executed a Fifth Amendment to the Loan Agreement (the "Fifth Amendment") and a Fourth Amendment to a Security Agreement, a Note Modification Agreement, and an Addendum to a Promissory Note (together with the Fifth Amendment the “Amended Credit Facility”) with Truist Bank. The Amended Credit Facility renews the $20 million line of credit with Truist Bank originally entered into on September 28, 2017. Under the terms of the Amended Credit Facility, the maturity date of the line of credit is extended from  April 2, 2021 to  October 15, 2022. Borrowings will bear interest at a rate equal to LIBOR plus 1.5%, with a LIBOR floor of 0.75%. As of September 30, 2021, the Company had $19.3 million outstanding and was in compliance with all covenants under the Amended Credit Facility.

On April 17, 2020, the Company entered into a term note ("PPP Term Note") with Truist Bank, with a principal amount of $6.23 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company is required to make  18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default. The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration ("SBA"). On June 14, 2021, the Company received notification from Truist Bank that the SBA approved the Company's application for forgiveness of the entire principalamount of the PPP Term Note, plus all accrued interest. The forgiveness of the PPP Term Note has been recognized as other income during the second quarter ended June 30, 2021.

On September 15, 2020, Prime World entered into an Amendment to the Finance Lease Agreements dated November 29, 2018 and January 21, 2019 (the “Amendment”) with Chailease Finance Co., Ltd. (“Chailease”). The Amendment amends the Finance Lease Agreements, dated November 29, 2018 and January 21, 2019 (hereafter collectively referred to as the “Original Finance Agreements”). Pursuant to the Amendment, Prime World agrees to pay Chailease NT$22,311,381, or approximately $0.8 million for certain leased equipment listed in the Amendment (the “Leased Equipment”). This payment will include all outstanding lease payments, costs and expenses; simultaneously, Chailease agrees to transfer title of such Leased Equipment back to Prime World. Regarding all other equipment contemplated in the Original Finance Agreements but not listed in the Amendment, pursuant to the terms and conditions made under the Original Finance Agreements, Prime World is obligated to pay Chailease monthly lease payments which total NT$159,027,448, or approximately $5.5 million (the “Lease Payments”). The Lease Payments will begin on September 21, 2020 with the last Lease Payment due on January 21, 2022, title of all other equipment contemplated under the Original Finance Agreements but not listed in the Amendment will transfer to Prime World upon completion of the Lease Payments and expiration of the Original Finance Agreements. As of September 30, 2021,
$0.4 million was outstanding under the November 29, 2018 Finance Lease Agreement and $0.7 million was outstanding under the January 21, 2019 Finance Lease Agreement.

On  October 7, 2020, Prime World entered into a revolving credit facility totaling  NT$100 million, or approximately  $3.44 million (the “NT$100M Credit Line”) and a $1 million USD credit line (the “ US$1M Credit Line”) with Taishin International Bank in Taiwan ("Taishin"). Borrowing under the  NT$100M Credit Line will be used for short-term working capital; borrowing under the  US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The  NT$100M Credit Line and the US$1M Credit Line are collectively referred to as the “Taishin Credit Facility”. On January 14, 2021, the NT$100M Credit Line with Taishin was extended for three (3) months until April 14, 2021. Prime World  may draw upon the Taishin Credit Facility from  October 7, 2020 through  April 14, 2021. The term of each draw under the  NT$100M Credit Line shall be either  90 or  120 days and will bear interest at a rate of  2.15% for each draw; borrowings under the  US$1M Credit Line will bear interest equal to Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Taishin Credit Facility will be secured by a promissory note between Prime World and Taishin. As of September 30, 2021 , the Company has fully repaid the Taishin Credit Facility.

On April 19, 2019, the Company’s China subsidiary, Global, entered into a twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million (the “China Merchants Credit Line”), with China Merchants Bank Co., Ltd., in Ningbo, China (“China Merchants”). The China Merchants Credit Line will be used by Global for general corporate purposes, including the issuance of bank acceptance notes to Global’s vendors. On April 14, 2020, Global extended the revolving line of credit agreement with China Merchants by six (6) months. Global  may draw upon the China Merchants Credit Line from April 19, 2019 until October 14, 2020 (the “Credit Period”). During the Credit Period, Global may request to draw upon the China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the China Merchants Credit Line and the approval of each draw may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the China Merchants Credit Line are unsecured. The China Merchants Credit Line has been replaced by the Replacement China Merchants Credit Line on  October 19, 2020.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019 and $2 million credit facility entered into on May 8, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of September 30, 2021, $17.9 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $3.9 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. On January 6, 2021, the ¥100M Credit Facility with CZB was extended for three (3) years until January 5, 2024. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 5, 2024 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. The agreements for the ¥100M Credit Facility and the Real Estate Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of September 30, 2021, $14.9 million was outstanding under the ¥100M Credit Facility and there was no outstanding balance of bank acceptance notes issued to vendors under this facility.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with CZB. Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the ¥50M Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of September 30, 2021, $7.4 million was outstanding under the ¥50M Credit Facility.

On  October 19, 2020, the Company’s China subsidiary, Global entered into a new twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million (the “Replacement China Merchants Credit Line”), with China Merchants, to replace the original China Merchants Credit Line. The Replacement China Merchants Credit Line will be used by Global for general corporate purposes. Global  may draw upon the Replacement China Merchants Credit Line during the period from  October 16, 2020 until  October 15, 2021. During such period, Global  may request to draw upon the Replacement China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the Replacement China Merchants Credit Line and the approval of each draw  may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to the China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the Replacement China Merchants Credit Line is unsecured. As of September 30, 2021, there was no outstanding amount under the Replacement China Merchants Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $2.6 million.

As of September 30, 2021 and December 31, 2020, the Company had $4.9 million and $28.7 million of unused borrowing capacity, respectively.

As of September 30, 2021 and December 31, 2020, there was $4.3 million and $5.4 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	September 30,	December 31,
	2021	2020
Principal	$80,500	$80,500
Unamortized debt issuance costs	(2,028)	(2,646)
Net carrying amount	$78,472	$77,854

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,006	$1,006	$3,018	$3,018
Amortization of debt issuance costs	208	209	618	623
Total interest cost	$1,214	$1,215	$3,636	$3,641
Effective interest rate	5.1%	5.1%	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll	$8,348	$10,517
Accrued employee benefits	3,247	3,057
Accrued state and local taxes	1,390	251
Accrued interest	351	1,256
Advance payments	480	303
Accrued product warranty	272	703
Accrued commission expenses	903	974
Accrued professional fees	293	377
Accrued shipping and tariff expenses	235	526
Accrued other	685	547
Total accrued liabilities	$16,204	$18,511

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Foreign exchange transaction gain (loss)	$(1)	$(271)	$217	$(18)
Government subsidy income	826	847	980	1,828
Other non-operating gain	171	296	205	301
Loan forgiveness	—	—	6,229	—
Gain (loss) on disposal of assets	2	(6)	(3)	(15)
Total other income, net	$998	$866	$7,628	$2,096

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2006 Share Incentive Plan
●	the 2013 Equity Incentive Plan (“2013 Plan”)
●	the 2021 Equity Incentive Plan (“2021 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2021	276	$10.29		$5.41	2.67	$54
Exercised	(2)	$6.00		$0.40		7
Forfeited	(4)	$10.46		$5.64		1
Outstanding, September 30, 2021	270	$10.32		$5.44	1.94	6
Exercisable, September 30, 2021	270	$10.32			1.94	6
Vested and expected to vest	270	$10.33			1.94	6

As of September 30, 2021, there was no unrecognized stock option expense.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2021	1,325		$14.97	$11,279
Granted	1,732		10.12	16,007
Released	(590)	$8.59	15.87	5,069
Cancelled/Forfeited	(73)		13.05	527
Outstanding, September 30, 2021	2,394		11.30	17,189
Vested and expected to vest	2,394		11.30	17,189

As of September 30, 2021, there was $24.5 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.65 years.

Performance Based Incentive Plan

In June 2021, the Company approved to grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of the performance of our stock price and the Total Shareholder Return (“TSR”) for the performance period compared with the TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria. We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Share-based compensation - by expense type
Cost of goods sold	$222	$230	$689	$712
Research and development	489	706	1,682	2,098
Sales and marketing	272	298	820	884
General and administrative	2,146	2,031	5,731	6,110
Total share-based compensation expense	$3,129	$3,265	$8,922	$9,804

Note 16.  Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 0% and (30.69)%, respectively. For the three months ended September 30, 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA"). For the three months ended September 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of valuation allowance on the federal, state, and Taiwan deferred tax assets, and the recording of a valuation allowance on China deferred tax assets.

The Company's effective tax rate for the nine months ended September 30, 2021 and 2020 was 0% and (19.15%), respectively. For the nine months ended September 30, 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the benefit of the nontaxable PPP loan forgiveness, offset by the change of the valuation allowance on federal, state, Taiwan and China deferred tax assets. For the nine months ended September 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on the federal, and state deferred tax assets, and the recording of a valuation allowance on Taiwan and China deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at September 30, 2021 was appropriate.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
United States	$4,547	$4,887	$11,451	$13,383
Taiwan	19,562	45,821	75,282	105,196
China	29,158	25,900	70,424	63,719
	$53,267	$76,608	$157,157	$182,298

	As of the period ended
	September 30,	December 31,
	2021	2020
Long-lived assets:
United States	$87,241	$90,999
Taiwan	65,394	71,080
China	106,826	108,575
	$259,461	$270,654

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

Class Action and Shareholder Derivative Litigation

On August 7, 2018, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas styled Lei Jin, derivatively on behalf ofApplied Optoelectronics, Inc. v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-02713 alleging breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act based on similar factual allegations as in the securities class action captioned Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399, which had been previously filed against the Company and was dismissed following a settlement in 2020.  On December 18, 2018, a second derivative complaint was filed styled Yiu Kwong Ng v.Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-4751 alleging the same causes of actions as the Jin complaint and additional factual allegations regarding our announcement on September 28, 2018 that we had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  On January 11, 2019, the Court consolidated these two derivative actions, and on January 15, 2019, the Court entered an order staying the actions pending the resolution of the securities class actions. On June 24, 2020, the plaintiffs filed a notice that the stay of proceedings had been terminated, and on July 2, 2020, the parties filed a Joint Stipulation and Proposed Scheduling Order. The Court entered the stipulated scheduling order on the same date, under which Defendants were required to file and serve their response or responsive pleading to the complaint by August 3, 2020. By agreement of the parties, the Court subsequently extended the deadline for Defendants to file and serve their response or responsive pleading to December 2, 2020. On December 2, 2020, Defendants filed their motion to dismiss the consolidated derivative complaint. On December 7, 2020, Plaintiffs filed a notice alerting the Court that they were intending to file an amended complaint, which was subsequently filed by Plaintiffs on January 13, 2021. Defendants filed a motion to dismiss all claims on March 1, 2021.  On June 25, 2021, the parties filed a stipulation indicating that they had reached a settlement-in-principle of the action. On June 28, 2021, the Court stayed all deadlines in the action for 30 days to allow the parties to finalize the settlement. The deadline was extended to late August.On August 30, 2021, the Plaintiffs filed an unopposed Motion for Preliminary Approval of the Settlement agreed to by the parties. This motion was granted on August 31, 2021 and the Court set the Settlement Hearing date for November 4, 2021. The Company has complied with all requirements of the Settlement Agreement and the Settlement Hearing is on schedule to take place on November 4, 2021. The Company has agreed to implement various corporate governance reforms as specified in the Settlement Agreement in addition to having its D&O insurance carrier make a payment to the Plaintiffs in exchange for a full dismissal of all claims and customary releases.

Note 19.  Subsequent Events

The Company repaid its revolving bank line of credit with Truist Bank in the amount of $19.3 million in October 2021.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

The spread of COVID-19 has impacted our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. In the quarter ended September 30, 2021, we estimate the revenue loss associated with these supply chain disruptions was approximately $3 million.  We anticipate continued supply chain disruption through the remainder of 2021.  Currently, the suppliers who are responsible for most of our supply-chain constraints have begun the process of returning to normal operations and have expressed optimism that their deliveries in 2022 will return to normal.  However, this is uncertain and we also cannot predict if other suppliers could encounter similar difficulties.  In order to minimize the impact of these and any similar disruptions, we have added additional suppliers for many key components, where it is practical to do so.  We believe that these additional suppliers will be able to augment our supply of needed components, although in some cases these new suppliers' materials are more expensive than the pre-existing suppliers so a switch to these alternate suppliers could have a negative impact on gross margins and profitability.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2021		2020		2021		2020
Revenue, net	$53,267	100.0%	$76,608	100.0%	$157,157	100.0%	$182,298	100.0%
Cost of goods sold	45,143	84.7%	57,418	75.0%	127,537	81.2%	143,034	78.5%
Gross profit	8,124	15.3%	19,190	25.0%	29,620	18.8%	39,264	21.5%
Operating expenses
Research and development	10,149	19.1%	11,206	14.6%	31,990	20.4%	32,567	17.9%
Sales and marketing	2,783	5.2%	4,491	5.9%	8,576	5.5%	10,858	6.0%
General and administrative	10,645	20.0%	10,272	13.4%	32,195	20.5%	31,520	17.3%
Total operating expenses	23,577	44.3%	25,969	33.9%	72,761	46.3%	74,945	41.1%
Loss from operations	(15,453)	(29.0)%	(6,779)	(8.8)%	(43,141)	(27.5)%	(35,681)	(19.6)%
Other income (expense)
Interest income	17	0.0%	26	0.0%	49	0.0%	220	0.1%
Interest expense	(1,359)	(2.6)%	(1,480)	(1.9)%	(4,158)	(2.6)%	(4,424)	(2.4)%
Other income, net	998	1.9%	866	1.1%	7,628	4.9%	2,096	1.1%
Total other income (expense), net	(344)	(0.6)%	(588)	(0.8)%	3,519	2.2%	(2,108)	(1.2)%
Loss before income taxes	(15,797)	(29.7)%	(7,367)	(9.6)%	(39,622)	(25.2)%	(37,789)	(20.7)%
Income tax expense	-	(0.0)%	(2,249)	(2.9)%	-	(0.0)%	(7,224)	(4.0)%
Net loss	$(15,797)	(29.7)%	$(9,616)	(12.6)%	$(39,622)	(25.2)%	$(45,013)	(24.7)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three months ended September 30,				Change
		% of		% of
	2021	Revenue	2020	Revenue	Amount	%
Data Center	$23,929	44.9%	$55,336	72.2%	$(31,407)	(56.8)%
CATV	23,101	43.4%	11,642	15.2%	11,459	98.4%
Telecom	5,148	9.7%	8,870	11.6%	(3,722)	(42.0)%
FTTH	62	0.0%	67	0.1%	(5)	0.0%
Other	1,027	1.9%	693	0.9%	334	48.2%
Total Revenue	$53,267	100.0%	$76,608	100.0%	$(23,341)	(30.5)%

	Nine months ended September 30,				Change
		% of		% of
	2021	Revenue	2020	Revenue	Amount	%
Data Center	$72,259	46.0%	$141,133	77.4%	$(68,874)	(124.5)%
CATV	69,339	44.1%	22,007	12.1%	47,332	215.1%
Telecom	12,959	8.2%	17,600	9.7%	(4,641)	(26.4)%
FTTH	784	0.0%	69	0.0%	715	0.0%
Other	1,816	1.2%	1,489	0.8%	327	22.0%
Total Revenue	$157,157	100.0%	$182,298	100.0%	$(25,141)	(13.8)%

The decrease in revenue during the three and nine months ended September 30, 2021 was driven primarily by decreased demand for the datacenter products; this slowdown was related to inventory normalization following the surge in demand that was driven by the shift to working from home early last year. We believe datacenter demand will improve in 2022. The decreased demand for datacenter products was offset by increased demand for CATV products from several existing customers. The increase in demand from CATV multiple-system operators ("MSOs") resulted in strong demand for our CATV products, especially those products that are related to architecture improvements to enable delivery of additional bandwidth to consumers.  This increase in bandwidth demand is particularly acute in the upstream direction, and sales of products associated with increased return-path bandwidth were notably strong in the quarter. Based on forecasts and current order bookings, we believe that this CATV demand will likely continue through 2021 and 2022.

For the three months ended September 30, 2021 and 2020, our top ten customers represented 86.0% and 84.9% of our revenue, respectively. For the nine months ended September 30, 2021 and 2020, our top ten customers represented 86.5% and 84.9% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. The growth in revenue from our top ten customers in the six months ended June 30, 2021 is primarily due to growth in sales of our CATV products. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended September 30,
	2021		2020		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$45,143	84.7%	$57,418	75.0%	$(12,275)	(21.4)%
Gross margin	8,124	15.3%	19,190	25.0%

	Nine months ended September 30,
	2021		2020		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$127,537	81.2%	$143,034	78.5%	$(15,497)	(10.8)%
Gross margin	29,620	18.8%	39,264	21.5%

Cost of goods sold decreased by $12.3 million, or 21.4%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a 30.5% decrease in sales during the period. Cost of goods sold decreased by $15.5 million, or 10.8%, for the nine months ended September 30, 2021 as compared to nine months ended September 30, 2020September 30, 2021, primarily due to 13.8% decrease in sales during the period.

Gross margin decreased for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 primarily as a result of changes in the mix of our datacenter and CATV products. In particular, we saw an increase in sales of certain CATV products relative to sales of transceivers. In addition, we experienced higher costs of certain raw materials and global supply chain disruptions due to COVID-19 closures of ports and factories in Asia (see the section above on the COVID 19 pandemic for more details of these challenges).

Operating expenses

	Three months ended September 30,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$10,149	19.1%	$11,206	14.6%	$(1,057)	(9.4)%
Sales and marketing	2,783	5.2%	4,491	5.9%	(1,708)	(38.0)%
General and administrative	10,645	20.0%	10,272	13.4%	373	3.6%
Total operating expenses	$23,577	44.3%	$25,969	33.9%	$(2,392)	(9.2)%

	Nine months ended September 30,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$31,990	20.4%	$32,567	17.9%	$(577)	(1.8)%
Sales and marketing	8,576	5.5%	10,858	6.0%	(2,282)	(21.0)%
General and administrative	32,195	20.5%	31,520	17.3%	675	2.1%
Total operating expenses	$72,761	46.3%	$74,945	41.1%	$(2,184)	(2.9)%

Research and development expense

Research and development expense decreased by $1.1 million, or 9.4% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Research and development expense decreased by $0.6 million, or 1.8% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products and other new product development, and depreciation expense resulting from R&D equipment investments. These decreases were primarily due to decrease in personnel-related costs, and share-based compensation expense.

Sales and marketing expense

Sales and marketing expense decreased by $1.7 million, or 38.0% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.  Selling and marketing expense decreased by 2.3 million, or 21.0% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. These decreases were primarily due to decrease in shipping and handling charges and tradeshow expense.

General and administrative expense

General and administrative expense increased by $0.4 million, or 3.6% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. General and administrative expense increased by $0.7 million, or 2.1% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were primarily due to an increase in depreciation expense and expenses related to winter storm Uri.These increases were partially offset by a decrease in personnel-related costs and professional service fees.

Other income (expense), net

	Three months ended September 30,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$17	0.0%	$26	0.0%	$(9)	(34.6)%
Interest expense	(1,359)	(2.6)%	(1,480)	(1.9)%	121	(8.2)%
Other income (expense), net	998	1.9%	866	1.1%	132	15.2%
Total other income (expense), net	$(344)	(0.6)%	$(588)	(0.8)%	$244	(41.5)%

	Nine months ended September 30,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$49	0.0%	$220	0.1%	$(171)	(77.7)%
Interest expense	(4,158)	(2.6)%	(4,424)	(2.4)%	266	(6.0)%
Other income (expense), net	7,628	4.9%	2,096	1.1%	5,532	263.9%
Total other income (expense), net	$3,519	2.2%	$(2,108)	(1.2)%	$5,627	266.9%

Interest income decreased slightly for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest income decreased by $0.2 million, or 77.7% for the nine months ended September 30, 2021 compared to the three months ended September 30, 2020. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense decreased slightly for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest expense decreased by $0.3 million, or 6.0% for the nine months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was due to lower average debt balances during the period.

Other income (expense), net increased slightly for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Other income (expense), net increased by $5.5 million, or 263.9% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due to forgiveness by the SBA of the Company's PPP Loan forgiveness application for the entire PPP Loan balance of $6.23 million.

Benefit (provision) for income taxes

	Three months ended September 30,
	2021	2020	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$(2,249)	2,249	(100.0)%

	Nine months ended September 30,
	2021	2020	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$(7,224)	7,224	(100.0)%

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 0% and (30.69)%, respectively. For the three months ended September 30, 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA"). For the three months ended September 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of valuation allowance on the federal, state, and Taiwan deferred tax assets, and the recording of a valuation allowance on China deferred tax assets.

The Company's effective tax rate for the nine months ended September 30, 2021 and 2020 was 0% and (19.15%), respectively. For the nine months ended September 30, 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the benefit of the nontaxable PPP loan forgiveness, offset by the change of the valuation allowance on federal, state, Taiwan and China deferred tax assets. For the nine months ended September 30, 2020, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on the federal, and state deferred tax assets, and the recording of a valuation on Taiwan and China deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2021, we had $4.9 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2021, our cash, cash equivalents and restricted cash totaled $48.9 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

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

On February 26, 2021, we entered into another Equity Distribution Agreement (the “Agreement”) with the Sales Agent pursuant to which the Company may issue and sell shares of the Company’s common stock, par value $0.001 per share (the “Shares”) having an aggregate offering price of up to $35 million (the “Second ATM Offering”), respectively, from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales, if any, of the Shares will be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company will designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales are requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that may be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent will use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice. The Company has no obligation to sell any Shares under the Agreement and may at any time suspend offers and sales of the Shares under the Agreement.

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

In March 2021, we commenced sales of common stock through the Second ATM Offering. The details of the shares of common stock sold through the Second ATM Offering through September 30, 2021 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	March 2021	$9.0622	65,748	$584	$12
Raymond James & Associates, Inc.	June 2021	$9.1115	34,686	$310	$6
Raymond James & Associates, Inc.	July 2021	$9.1061	6,740	$60	$1

As of September 30, 2021, the total gross sales were $1.0 million and thus remaining amount of common stock we have available to sell under the ATM Offering is $34.0 million.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(11,383)	$(29,905)
Net cash used in investing activities	(7,909)	(15,075)
Net cash provided by financing activities	18,975	36,978
Effect of exchange rates on cash and cash equivalents	(900)	(958)
Net decrease in cash and cash equivalents	$(1,217)	$(8,960)

Operating activities

For the nine months ended September 30, 2021, net cash used in operating activities was $11.4 million. Net cash used in operating activities consisted of our net loss of $39.6 million after exclusion of non-cash items of $33.0 million. Cash decreased due to an increase in accounts receivable and note receivables from our customers of $0.9 million and $8.1 million, respectively, a decrease in accrued liabilities of $2.4 million, a decrease in accounts payable to our vendors of $1.1 million, offset by a decrease in inventory of $13.6 million.

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

Investing activities

For the nine months ended September 30, 2021, net cash used in investing activities was $7.9 million, mainly from the purchase of additional plant, machinery and equipment.

For the nine months ended September 30, 2020, net cash used in investing activities was $15.1 million, mainly from the purchase of additional plant, machinery and equipment.

Financing activities

For the nine months ended September 30, 2021, our financing activities provided $19.0 million in cash. This increase in cash was due to $15.4 million of net proceeds from our At The Market (ATM) Offerings, $17.0 million proceeds from line of credit, offset by repayment of loan and bank acceptance of $3.3 million and $9.4 million, respectively.

For the  nine months ended September 30, 2020, our financing activities provided $37.0 million in cash. This increase in cash was due to $22.6 million of net proceeds from our At The Market (ATM) Offering, $6.2 million proceeds from PPP term loan, $6.3 million net proceeds from lines of credit and $6.7 million net proceeds from acceptances payable.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with Truist Bank. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of September 30, 2021, we were in compliance with these covenants.

In Taiwan, we have equipment finance agreements with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. In China, we have revolving lines of credit with China Merchants Bank Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. and credit facilities with China Zheshang Bank Co., Ltd. for our China Subsidiary, Global.

As of September 30, 2021, we had $4.9 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million.  As of September 30, 2021, construction of the building is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe factory will be placed in service in first half of 2022, property will be transferred from construction in progress to building and improvement at that time.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2021 (in thousands):

	Payments due by period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Notes payable and long-term debt(1)	$60,525	$41,254	$19,271	$—	$—
Convertible senior notes(2)	90,261	4,025	86,236	—	—
Operating leases(3)	9,510	1,300	2,560	2,453	3,197
Financing leases(3)	93	22	71	—	—
Total commitments	$160,389	$46,601	$108,138	$2,453	$3,197

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

Inflation

We believe that the relatively low rate of inflation in the U.S. over the past few years has not had a significant impact on our net sales and revenues or on income from continuing operations or on the prices of raw materials. However, recently we have begun to see increases in shipping costs and in costs of some raw materials. We currently believe these increases are related to the COVID-19 pandemic ( please refer to our discussion on COVID-19 in the MD&A section of this document), however we cannot be sure when or if prices will return to pre-pandemic levels. In addition, to the extent we expand our operations in China and Taiwan, such actions may result in inflation having a more significant impact on our operating results in the future.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2021, we did not, and do not currently, have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed discussion of the risk factors affecting our Company. As of September 30, 2021, there have been no material changes to those risk factors.

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

APPLIED OPTOELECTRONICS, INC.

Date: November 4, 2021	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)