Form 10-K
period 2021-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2022-02-24
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the Registrant was $180,051,906 based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 30, 2021 of $8.47 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2022, the Registrant had 27,508,200 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2021.

Applied Optoelectronics, Inc.

Forward-Looking Information

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management, including statements appearing under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,” “strategy,” “future,” “likely,” or “would” or by other similar expressions that convey uncertainty of future events or outcomes.  These forward-looking statements involve risks and uncertainties, as well as assumptions and current expectations, which could cause the Company’s actual results to differ materially from those anticipated in such forward-looking statements. These risks and uncertainties include but are not limited to: statements about reduction in the size or quantity of customer orders; change in demand for the Company’s products due to industry conditions; our ability to maintain sufficient liquidity; changes in manufacturing operations; volatility in manufacturing costs; delays in shipments of products; disruptions in the supply chain; change in the rate of design wins or the rate of customer acceptance of new products; the CCompany’s reliance on a small number of customers for a substantial portion of its revenues; pricing pressure; a decline in demand for our customers’ products or their rate of deployment of their products; general conditions in the internet data center, cable television or CATV, telecommunications or telecom and fiber-to-the-home or FTTH; changes in the world economy (particularly in the United States and China); the negative effects of seasonality; the anticipated impact to our business operations, customer demand and supply chain due to the recent global pandemic of a novel strain of the coronavirus (COVID-19); expectations regarding the acquisition or divestiture of assets and business; realization of deferred tax assets; and other risks and uncertainties described more fully under the heading “Risk Factors” in this Form 10-K and those discussed in the Company’s other documents filed with or furnished to the Securities and Exchange Commission. You should not rely on forward-looking statements as predictions of future events. All forward-looking statements in this Form 10-K are based upon information available to us as of the date hereof, and qualified in their entirety by this cautionary statement. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in the Company’s expectations.

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

In the telecom market we supply lasers and laser subassemblies as well as transceivers.  Our customers in this segment consist mostly of network equipment manufacturers ("NEMs") and other manufacturers of optical transceivers.  Our NEM customers manufacture equipment used in telecommunications networks and our transceiver manufacturer customers use our lasers and subassemblies in the manufacture of their optical transceivers.  Most of our products in this segment are purchased for use in advanced 5G mobile network deployments.

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

In 2021, 2020 and 2019, our revenue was $211.6 million, $234.6 million, and $190.9 million and our gross margin was 17.8%, 21.5%, and 24.2%. In the years ended December 31, 2021, 2020 and 2019, we had net loss of $53.7 million, $58.5 million, and $66.0 million, respectively. At December 31, 2021 and 2020, our accumulated deficit were $142.2 million and $88.6 million, respectively. In 2021, we earned 46.1% of our total revenue from the internet data center market and 44.6% of our total revenue from the CATV market. In 2021, our key customers in the data center market included Microsoft Corp, a US based large datacenter operator, a US based NEM and Amazon.com. In 2021, 2020, and 2019, Microsoft accounted for 14.1%, 38.3%, and 32.2% of our revenue, the US based large datacenter operator accounted for 8.3%, 8.0%, and 0.4%, the US based NEM accounted for 7.2%, 7.9%, and 1.6%, and Amazon accounted for 5.5%, 11.5% and 24.0%, respectively. In 2021, our key customers in the CATV market included ATX Networks Corp., Cisco Systems, Inc., and CommScope (which in 2019 acquired Arris, who had previously acquired the Motorola Home Business in 2013 and Pace Plc in 2016). In 2021, 2020 and 2019, ATX accounted for 25.6%, 3.7% and 0% of our revenue, Cisco accounted for 11.9%, 7.5%, and 10.0% of our revenue, and CommScope accounted for 3.3%, 2.1%, and 3.7% of our revenue, respectively.

Industry Background

During 2021, our four target markets, internet data center, CATV, telecom and FTTH, experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

The prevailing trends in our target markets include:

‑

Trends in the Internet Data Center Market. To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and deploying infrastructure capable of higher data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds of up to 1 gigabit per second ("Gbps"), to optical fiber as a transport medium, typically providing speeds from 10 Gbps to 400 Gbps. In recent years, a number of leading internet companies have adopted more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and consequently, these companies are more willing to work with non-traditional equipment vendors, which we believe creates an opportunity for optical device vendors. Moreover, transmission speeds have continued to increase among the companies who have previously transitioned from copper-based to fiber-based infrastructure, resulting in opportunities for optical device vendors to supply new optical transceivers capable of operating at these higher data rates.

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

‑

Trends in the FTTH Market. The FTTH market generally refers to the PONs that telecom service providers deploy. The most commonly deployed PON technology is Gigabit PON, or GPON, which delivers up to 2.5 Gbps of data, but due to the splitting of the bandwidth among multiple users, the actual bandwidth delivered to an individual subscriber is far less than 2.5 Gbps. One approach that does support true 1 Gbps service to the home is wavelength division multiplexing PON, or WDM-PON, a technology that enables the transmission of multiple wavelengths of data over a single fiber-optic strand. We also see opportunities for 10 Gbps Ethernet Passive Optical Network ("EPON") and higher data rate PON networks in the future.

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

‑

Industry-leading position in the CATV market. We continue to be awarded new design and manufacturing opportunities for CATV components and equipment. We serve a majority of the largest CATV equipment manufacturers in the world and our knowledge of both their requirements and the needs of their customers (the CATV network operators) allows us to access these new opportunities.

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

Patents

As of December 31, 2021, we owned a total of 185 U.S. issued patents and 143 patents issued in China and Taiwan, plus a number of pending U.S. and foreign/international patent applications. Our issued U.S. and foreign patents will expire between 2022 and 2042. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2022, and we continue to obtain new patents through our ongoing research and development.

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

As of December 31, 2021, we had a total of 226 employees working in the R&D department, including ten with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Customers

Our customers are primarily internet data center operators, CATV and telecom equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2021, 2020 and 2019, we obtained 92.8%, 97.6%, and 98.0% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In the last three years, we have taken several actions to increase the diversity of our customer base. These actions include hiring sales staff to improve our ability to serve new customers and the introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base.

In 2021, the three customers who contributed most to our data center revenue were Microsoft, a US based large datacenter operator and a US based NEM. Our CATV products were used by three large CATV original equipment manufacturers, or OEMs, consisting of ATX, Cisco and CommScope. In 2021, revenue from the internet data center market, CATV market, telecom market, FTTH market and other markets provided 46.1%, 44.6%, 7.7%, 0.5% and 1.2% of our revenue, respectively, compared to 73.9%, 16.2%, 9.0%, 0.01% and 0.9%, respectively, in 2020.

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

Human Capital

Employees

As of December 31, 2021, we employed 2,534 full-time employees, of which 36 held Ph.D. degrees in a science or engineering field. Of our employees, 367 are located in the U.S., 514 are located in Taiwan and 1653 are located in China.

As of December 31, 2021, none of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage as a result of an employment related strike or any employee related dispute and believe that we have satisfactory relations with our employees.

Employee Engagement, Development and Career Planning

Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals.  We believe our commitment to our human capital resources is an important component of our mission to deliver superior products to our customers. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. In the past, we have conducted confidential surveys of select workforce members to measure engagement. The results are discussed with senior leadership and managers. We provide all employees a wide range of professional development experiences, both formal and informal. We offer our highest level employees/executives/VPs leadership development programs as part of our talent and succession planning process. Also, we have development programs for managers and supervisors and learning opportunities for all employees. We provide access to learning platforms so employees can access resources to support their career aspirations and advance their skills.

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

Governmental Regulations

Our research and development and manufacturing operations and our products are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations, including those governing discharges of pollutants to air and water, the use, storage, handling and disposal of hazardous materials and solid wastes, employee health and safety, and the hazardous material content in our products. To date, costs and accruals incurred to comply with these governmental regulations have not been material to our capital expenditures, results of operations, and competitive position. Our environmental management systems in our facilities in Sugar Land, Texas, Ningbo, China and Taipei, Taiwan are all certified to meet the requirements of ISO14001:2015. However, there can be no assurance that violations of applicable laws at any of our facilities will not occur in the future as a result of human error, accident, equipment failure or other causes. We use, store and dispose of hazardous materials and solid wastes in our manufacturing operations and hazardous materials are present in our products. We incur costs to comply with environmental, health and safety requirements, and any failure to comply, or the identification of contamination for which we are found liable, could cause us to incur substantial costs, including cleanup costs, natural resource damages, monetary fines, or administrative, civil or criminal penalties, and subject us to property damage and personal injury claims, and result in injunctive relief including the suspension of production, alteration or upgrades of our manufacturing processes, redesign of our products, or curtailment of sales, and could result in adverse publicity. Liability under environmental, health and safety laws can be joint and several and without regard to fault or negligence. For example, pursuant to environmental laws and regulations, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, we may be liable for the full amount of any remediation-related costs at properties we currently own or operate or formerly owned, such as our currently owned Sugar Land, Texas facility, or at properties at which we previously operated, as well as at properties we will own or operate in the future, and properties to which we have sent hazardous substances, whether or not we caused the contamination.

Environment

We are committed to maintaining compliance with all environmental laws applicable to our operations, products, and services and to reducing our environmental impact across our business. Our operations and many of our products are subject to various federal, state, local, and foreign regulations that have been adopted with respect to the environment, such as the Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment; Registration, Evaluation, Authorization, and Restriction of Chemicals; and Substances of Concern In Products, regulations adopted by the European Union, or EU.

Over and above our commitment to compliance with all environmental laws, we have further committed ourselves to the following environment goals:

●	Obtain at least 20% of the energy used in our operations from renewable sources
●	Properly recycle waste materials including paper, electronic components, glass and batteries
●	Reduce our generation of hazardous waste by at least 10% over the five year period beginning in 2021

In order to meet these goals, we maintain an Integrated Environmental and Safety Management System.

We expect that our operations and products will be affected by new environmental requirements on an ongoing basis. Environmental, health and safety requirements have become more stringent over time, and changes to existing requirements could restrict our ability to expand our facilities, require us to acquire costly pollution control equipment, require us to obtain additional permits for our activities, or cause us to incur other significant expenses or to modify our manufacturing processes or the hazardous material content of our products. Identification of presently unidentified environmental conditions, more vigorous enforcement by a governmental authority, enactment of more stringent legal requirements or other unanticipated events could give rise to adverse publicity, restrict our operations, affect the design or marketability of our products or otherwise cause us to incur material environmental costs or delays in planned activities.

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

Export Controls

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

Additional information concerning regulatory compliance and a discussion of the risks associated with governmental regulations that may materially impact us is described more fully under the heading “Risk Factors” in this Form 10-K.

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

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict as coronavirus continues to spread around the world. In March 2020, we instituted travel restrictions and implemented sanitation and disinfection procedures to safeguard the health and safety of our employees which continue today. Recently, we began allowing certain employee travel, but continue strict sanitation procedures in our facilities.  With increased vaccinations and the potential reduction of infections, we implemented procedures for a safe return to the office environment for all of our employees. However, even with these precautions, it is not possible to eliminate the risk of a widespread outbreak amongour employees and if such an outbreak were to occur, it would likely have a negative impact on our business, results of operations, and our financial condition.

The spread of COVID-19 has also impacted our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Currently, the suppliers who are responsible for most of our supply-chain constraints have begun the process of returning to normal operations and have expressed optimism that their deliveries in 2022 will return to normal. In order to minimize the impact of these and any similar disruptions, we have added additional suppliers for many key components, where it is practical to do so.  We believe that these additional suppliers will be able to augment our supply of needed components, although in some cases these new suppliers' materials are more expensive than the pre-existing suppliers so a switch to these alternate suppliers could have a negative impact on gross margins and profitability. However, this is uncertain and we also cannot predict if other suppliers could encounter similar difficulties. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in supply of needed components.  It would likely have a negative impact on our business, results of operations, and our financial condition.

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

We generate much of our revenue from a limited number of customers. For each year ended 2021, 2020 and 2019, our top ten customers represented 84.7%, 84.3%, and 88.1% of our revenue, respectively. In 2021, ATX represented 25.6% of our revenue, Microsoft represented 14.1% of our revenue, and Cisco represented 11.9% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that 2,178 of our employees as of December 31, 2021 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

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

To implement our business plan, we also intend to hire additional employees in expanding areas of our business. Our ability to continue to attract and retain highly skilled employees is a critical factor in our success. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to satisfy our current or future needs. Our ability to develop, manufacture and sell our products, and thus our financial condition and results of operations, would be adversely affected if we are unable to retain existing personnel or hire additional qualified personnel.

We depend on a limited number of suppliers and any supply interruption could have an adverse effect on our business.

We depend on a limited number of suppliers for certain raw materials and components used in our products. Some of these suppliers could disrupt our business if they stop, decrease or delay shipments or if the materials or components they ship have quality or reliability issues. Some of the raw materials and components we use in our products are available only from a sole source or have been qualified only from a single supplier. Furthermore, other than our current suppliers, there are a limited number of entities from whom we could obtain certain materials and components. We may also face shortages if we experience increased demand for materials or components beyond what our qualified suppliers can deliver. Our inability to obtain sufficient quantities of critical materials or components could adversely affect our ability to meet demand for our products, adversely affecting our financial condition and results of operations. Also see the section above on the COVID-19 pandemic for details related to global supply chain disruptions.

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

As of December 31, 2021 , we had U.S. accumulated net operating losses, or NOLs, of approximately $104.8 million, federal and state research and development credits (“R&D credits”) of $9.9 million, business interest expense of $13.5 million and foreign tax credits of $4.6 million for U.S. federal income tax purposes. Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past and in the year ended December 31, 2021 would not have prevented us from using all NOLs and tax credits accumulated before such ownership changes, assuming we were otherwise able to do so, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. Further, under the Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may offset no more than 80% of taxable income annually. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act.  Also, any foreign NOLs (for example NOLs in our China and Taiwan jurisdictions) are subject to different NOL expirations, generally shorter than in the US.

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

Future divestitures may adversely affect our financial condition and results of operations.

We frequently evaluate our portfolio of products and may consider divestitures or exits of businesses that we no longer believe to be an appropriate strategic fit. Divestitures may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses, or mitigate overhead costs allocated to those businesses. Furthermore, the divestitures could adversely affect our ongoing business operations, including by enhancing our competitors' positions or reducing customer confidence in our ongoing brand and products.  The inability to effectively and efficiently manage divestitures with the results we expect or in the timeframe we anticipate could adversely affect our financial condition and results of operations.

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

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. Specifically, the Bureau of Industry and Security of the U.S. Department of Commerce is responsible for regulating the export of most commercial items that are so called dual-use goods that may have both commercial and military applications. Our products are primarily classified under Export Control Classification Numbers, or ECCNs 5A991 EAR99. Export Control Classification requirements are dependent upon an item’s technical characteristics, and dictate the destination, end-use, end-user, and other activities of the end-user. Should the regulations applicable to our products change, or the restrictions applicable to countries to which we ship our products change, then the export of our products to such countries could be restricted. As a result, our ability to export or sell our products to certain countries could be restricted, which could adversely affect our business, financial condition and results of operations.

Furthermore, due to the recent administration change in the U.S., and the appointment of a new United States Trade Representative, new policy priorities may lead to additional or new import risks affecting the flow of our products into the U.S. Changes in our products or any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in delayed or decreased sales of our products to existing or potential customers. In such event, our business and results of operations could be adversely affected.

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

As of December 31, 2021 , we had approximately $141.6 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We have lending arrangements with several financial institutions, including loan agreements with Truist Bank in the U.S., equipment finance agreements with Chailease Finance Co., Ltd. in Taiwan and credit facilities with China Merchants Bank Co. Ltd., Shanghai Pudong Development Bank Co., Ltd and China Zheshang Bank Co., Ltd. in China. Our loan agreements governing our long-term debt obligations in the U.S. and Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the Indenture governing the Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens.

These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with Truist Bank are secured by our accounts receivable, inventory, intellectual property, and all business assets except real estate and equipment. Our credit facilities with Shanghai Pudong Development Bank Co., Ltd. and China Zheshang Bank Co., Ltd. are secured by real estate. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

Risks Related to International Trade and Operations

Changes in U.S. and international trade policies, particularly regarding China, may materially and adversely impact our business and operating results.

The U.S. government has made statements and taken certain actions that have led and may lead to further changes to U.S. and international trade policies, including imposing additional tariffs on certain products manufactured in China. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative, administrative, or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials. Five rounds of U.S. tariffs on imports from China (respectively the “U.S. Tariffs on China Imports”) went into effect on July 2018, August 2018, September 2018, September 2019, and February 2020. A limited number of our products that are of Chinese origin are currently subject to the U.S. Tariffs on China Imports.

Despite an administration change in the U.S., and the appointment of a new United States Trade Representative, it is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. A significant portion of our manufacturing operations are based in Ningbo, China; therefore, there could be material adverse effects on our business, financial condition, and/or cash flow if any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take further retaliatory trade actions.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2021, 2020 and 2019, 25.5%, 25.4%, and 18.8% of our revenue was derived from sales that occurred outside of North America, respectively. In addition, a significant portion of our manufacturing operations is based in Ningbo, China and Taipei, Taiwan.

Trade-related government actions, by the U.S., China or other countries that impose barriers or restrictions that would impact our ability to sell or ship products to customers or potential customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers' ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.

Our international revenue and operations are subject to a number of material risks, including:

-	difficulties in staffing, managing and supporting operations in more than one country;

‑	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

‑	fewer legal protections for intellectual property in foreign jurisdictions;

‑

foreign and U.S. taxation issues and international trade barriers, including the adoption or expansion of governmental trade tariffs, export controls, and fluctuating changes to end use and user rules;

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

‑

difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations, and trade standards, including the Foreign Corrupt Practices Act, and various modifications by the Bureau of Industry and Security of the U.S. Department of Commerce to export policy; and

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $97.7 million, $85.2 million, and $83.3 million or 46.2%, 36.3%, and 43.6%, of our revenue in the years ended December 31, 2021, 2020 and 2019 was attributable to our product manufactured at our plant in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 42.2% 40.6%, and 37.1% as of December 31, 2021, 2020 and 2019, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

None.

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

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of February 20, 2021 there were 36 holders of record of our common stock (not including beneficial holders of our common stock holding in street name).

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

Unregistered Sales of Equity Securities

Not applicable.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Form 10-K. This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors.” This section generally discusses the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

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

In 2021, 2020 and 2019, our revenue was $211.57 million, $234.6 million, and $190.9 million and our gross margin was 17.8%, 21.5%, and 24.2%. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 16.0% between 2011 and 2021. In the years ended December 31, 2021, 2020 and 2019, we had net loss of $53.7 million, $58.5 million, and $66.0 million, respectively. At December 31, 2021 and 2020, our accumulated deficit was $142.2 million and $88.5 million, respectively. In 2021, we earned 46.1% of our total revenue from the internet data center market, and 44.6% of our total revenue from the CATV market.

We sell our products to leading OEMs in the CATV, telecom, and FTTH markets as well as internet data center operators. In 2021, revenue from the internet data center market, CATV market, telecom market and FTTH markets provided 46.1%, 44.6%, 7.7%, and 0.5% of our revenue, respectively, compared to73.9%, 16.2%, 9.0%, and 0.0% of our 2020 revenue, respectively. In 2021, our key customers in the data center market included, Microsoft, a US based large datacenter operator and a US based NEM company. In 2021, 2020, and 2019, Microsoft accounted for 25.6%, 38.3%, and 32.2% of our revenue, the US based large datacenter operator accounted for 8.3%. 8.0%, and 0.4% of our revenue, and the US based NEM company accounted for 7.2%, 7.9% and 1.6% of our revenue, respectively. In 2021, our key customers in the CATV market included ATX, Cisco, and CommScope. In 2021, 2020 and 2019, ATX accounted for 25.6%, 3.7% and 0% of our revenue, Cisco accounted for 11.9%, 7.5%, and 10.0% of our revenue, and CommScope accounted for 3.3%, 2.1%, and 3.7% of our revenue, respectively.

In 2021, our revenue decrease of 9.8% over the prior-year was driven primarily by decreased demand for the datacenter products; this slowdown was related to inventory normalization following the surge in demand that was driven by the shift to working from home in 2020. We believe datacenter demand will improve in 2022. The decreased demand for datacenter products was offset by increased demand for CATV products from several existing customers. The increase in demand from CATV multiple-system operators ("MSOs") resulted in strong demand for our CATV products, especially those products that are related to architecture improvements to enable delivery of additional bandwidth to consumers.  This increase in bandwidth demand is particularly acute in the upstream direction, and sales of products associated with increased return-path bandwidth were notably strong in the fourth quarter. Based on forecasts and current order bookings, we believe that this CATV demand will likely continue through 2022.

We expect continued sales of our 40 Gbps and 100 Gbps products in 2022, and we expect that sales of 100 Gbps products will likely exceed sales of 40 Gbps products. However, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition.  Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, global supply chain situation, raw material cost reduction or increase, manufacturing utilization rate and changes in manufacturing efficiency. Furthermore, we are continuing to monitor and assess the effects of the coronavirus outbreak on our commercial and manufacturing operations, including any impact on our revenue in 2022.

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

In 2021, 2020 and 2019, we had 20, 30, and 31 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict as COVID-19 continues to spread around the world. In March 2020, we instituted travel restrictions and implemented sanitation and disinfection procedures to safeguard the health and safety of our employees which continue today. Recently, we began allowing certain employee travel, but continue strict sanitation procedures in our facilities. With increased vaccinations and the potential reduction of infections, we implemented procedures for a safe return to the office environment for all of our employees. However, even with these precautions, it is not possible to eliminate the risk of a widespread outbreak among our employees and if such an outbreak were to occur, it would likely have a negative impact on our business, results of operations and our financial condition.

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

Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated within the data center market, and for 2021 our revenue now tends to be split between data center market and CATV market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. In the last couple years, we have taken several actions to increase the diversity of our customer base. These actions include hiring additional sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. We had three and two customers that accounted for more than 10% of our revenue in 2021 and 2020, respectively.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2021, 2020 and 2019, as well as the corresponding percentage of our total revenue for each period (in thousands, except percentages):

	Years ended December 31,
Market	2021	2020	2019
Data Center	$97,461	$173,437	$143,562
CATV	94,266	37,944	37,328
Telecom	16,247	21,092	8,429
FTTH	957	110	190
Other	2,634	2,040	1,363
Total	$211,565	$234,623	$190,872

	Percentage of Revenue
Data Center	46.1%	73.9%	75.2%
CATV	44.6%	16.2%	19.6%
Telecom	7.7%	9.0%	4.4%
FTTH	0.5%	0.0%	0.1%
Other	1.2%	0.9%	0.7%
Total Revenue	100%	100%	100%

In 2021, 2020 and 2019, our top ten customers represented 84.7%, 84.3%, and 88.1% of our revenue, respectively.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2021, 46.2% of our total revenue was manufactured at our China-based subsidiary, with $16.6 million denominated in RMB and 46.9% of our total revenue was from products manufactured at our Taiwan-based facility with no revenue denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2022.

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

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 17.8% and 24.2%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we may sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

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

Sales and marketing.

Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expense, shipping and tariff expense, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their offering or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2021, 2020 and 2019. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2021, 2020 and 2019. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

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

Other income (expense), net is primarily made up of government subsidized income, extinguishment of debt and foreign currency transaction gains and losses. The functional currency of our China subsidiary is the RMB and the foreign currency transaction gains and losses of our China subsidiary primarily result from their transactions in U.S. dollars. The functional currency of our Taiwan location is the NT dollar and the foreign currency transaction gains and losses of our Taiwan location primarily result from their transactions in U.S. dollars.

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2021 our effective tax rate was (0.0%). In 2020 and 2019, our effective tax rate was (14.1%) and (28.5%), respectively.

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

For the years ended December 31, 2021 and 2020, we had $0.2 million and $0.2 million, respectively, of unrecognized tax benefits related to U.S. tax benefits recognized for which we do not meet the more likely than not threshold.

See additional information regarding income taxes in Note O, included in Part II, Item 8 of this Form 10-K.

Seasonality

We are uncertain whether the demand for our internet data center, CATV, telecom and FTTH products is seasonal, as our sales data does not indicate a significant trend with respect to these products. We began to manufacture a meaningful quantity of internet data center and CATV products in our Ningbo, China factory in 2017 and 2020, respectively. This factory experiences a lengthy shut-down associated with the Lunar New Year holiday which occurs in Q1 of each year. In addition to the factory shut-down, it is also common for employees in the factory to fail to return to work following resumption of operations. In the years 2021, 2020, and 2019, the percentage of employees in our China factory who resigned or were terminated during Q1, relative to the average number of employees during the quarter was 101%, 217%, and 122%, respectively.   We believe that the turnover in 2020 was higher than usual due to the COVID-19 pandemic which caused travel restrictions, additional health check requirements, and a lengthy shutdown of operations in Ningbo.  As a result of employee turnover, we must hire and train replacement employees. These replacement employees require a period of training and improvement, and this impacts the quantity of products we can produce in the quarter. The combined effect of the factory shut-down and employee turnover in the quarter may also contribute to negative seasonality in Q1.

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

	Years ended December 31,
	2021	2020	2019
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	82.2%	78.5%	75.8%
Gross profit	17.8%	21.5%	24.2%
Operating expenses
Research and development	19.5%	18.5%	22.7%
Sales and marketing	5.2%	6.0%	5.3%
General and administrative	20.0%	17.9%	21.7%
Total operating expenses	44.7%	42.4%	49.7%
Income (loss) from operations	(26.8)%	(20.8)%	(25.5)%
Interest and other income (expense), net	1.2%	(1.0)%	(1.4)%
Income (loss) before income taxes	(25.6)%	(21.8)%	(26.9)%
Income tax benefit (expense)	(0.0)%	(3.1)%	(7.7)%
Net income (loss)	(25.6)%	(24.9)%	(34.6)%

Comparison of Years Ended December 31, 2021 and 2020

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Years ended December 31,				Change
		% of		% of
	2021	Revenue	2020	Revenue	Amount	%
Data Center	$97,461	46.1%	$173,437	73.9%	$(75,976)	(43.8)%
CATV	94,266	44.6%	37,944	16.2%	56,322	148.4%
Telecom	16,247	7.7%	21,092	9.0%	(4,845)	(23.0)%
FTTH	957	0.5%	110	0.0%	847	770.0%
Other	2,634	1.2%	2,040	0.9%	594	29.1%
Total Revenue	$211,565	100.0%	$234,623	100.0%	$(23,058)	(9.8)%

The decrease in revenue for the year was driven primarily by decreased demand for the datacenter products; this slowdown was related to inventory normalization following the surge in demand that was driven by the shift to working from home in 2020. We believe datacenter demand will improve in 2022. The decreased demand for datacenter products was offset by increased demand for CATV products from several existing customers. The increase in demand from CATV multiple-system operators ("MSOs") resulted in strong demand for our CATV products, especially those products that are related to architecture improvements to enable delivery of additional bandwidth to consumers.  This increase in bandwidth demand is particularly acute in the upstream direction, and sales of products associated with increased return-path bandwidth were notably strong in the quarter. Based on forecasts and current order bookings, we believe that this CATV demand will likely continue through 2022.

In the years ended December 31, 2021 and 2020, our top ten customers represented 84.7% and 84.3% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Years ended December 31,
	2021		2020		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$173,850	82.17%	$184,082	78.46%	$(10,232)	(5.6)%
Gross margin	37,715	17.83%	50,541	21.54%

Cost of goods sold decreased by $10.2 million, or 5.6%, from 2020 to 2021, primarily due to a 9.8% decrease in sales over the prior year. The decrease in gross margin for the year ended December 31, 2021 compared to the same period ended December 31, 2020 was primarily the result of changes in the mix of datacenter and CATV products. In particular, we saw an increase in sales of certain CATV products relative to sales of transceivers. In addition, we experienced higher costs of certain raw materials and global supply chain disruptions due to COVID-19 closures of ports and factories in Asia (see the section above on the COVID-19 pandemic for more details of these challenges).

Operating expenses

	Years ended December 31,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$41,220	19.5%	$43,393	18.5%	$(2,173)	(5.0)%
Sales and marketing	10,899	5.2%	14,087	6.0%	(3,188)	(22.6)%
General and administrative	42,362	20.0%	41,903	17.9%	459	1.1%
Total operating expenses	$94,481	44.7%	$99,383	42.4%	$(4,902)	(4.9)%

Research and development expense

Research and development expense decreased $2.2 million, or 5.0% from 2020 and 2021. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products and 1.2 GHz-capable amplifier products,  and other new product development, and depreciation expense resulting from R&D equipment investments. These decreases were primarily due to decrease in personnel-related costs, and share-based compensation expense. These decreases were partically offset by an increase in sale and use tax on R&D purchase.

Sales and marketing expense

Sales and marketing expense decreased by $3.2 million, or 22.6%, from 2020 to 2021. These decreases were primarily due to decrease in shipping and handling charges and tradeshow expense.

General and administrative expense

General and administrative expense increased by $0.5 million, or 1.1%, from 2020 to 2021. These increases were primarily due to an increase in depreciation expense and expenses related to winter storm Uri. These increases were partially offset by a decrease in personnel-related costs and professional service fees.

Other income (expense), net

	Years ended December 31,
	2021		2020		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$70	0.0%	$255	0.1%	$(185)	(72.5)%
Interest expense	(5,620)	(2.7)%	(5,635)	(2.4)%	15	(0.3)%
Other income (expense), net	8,156	3.9%	2,998	1.3%	5,158	172.0%
Total other income (expense), net	$2,606	1.2%	$(2,382)	(1.0)%	$4,988	(209.4)%

Interest income decreased by $0.2 million, or 72.5% from 2020 to 2021. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense was comparable between 2020 and 2021 due to comparable debt balances during the year.

Other income increased by $5.2 million, or 172.0% from 2020 to 2021.This increases was primarily due to approval by the SBA of the Company's PPP Loan forgiveness application for the entire PPP Loan balance of $6.23 million. This increase was offset with less receipt of government subsidies. In 2020, we received $1.4 million government subsidies associated with COVID-19 pandemic in Taiwan.

Benefit (provision) for income taxes

	Years ended December 31,
	2021	2020	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(2)	$(7,228)	7,226	(100.0)%

Our income tax provision consists of U.S. income tax, state taxes, and Taiwan and China income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

We recorded no federal tax expense for the year ended December 31, 2021 as compared to $7.2 million for the year ended December 31, 2020. The income tax expense in the year ended December 31, 2021 was primarily related to the state tax provision. The income tax expense recorded in the year ended December 31, 2020 was primarily related to the change of the valuation allowance, deferred tax assets, and the recording of a valuation allowance on Taiwan and China deferred tax assets.

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

Cost of goods sold and gross margin

	Years ended December 31,
	2020		2019		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$184,082	78.46%	$144,671	75.8%	$39,411	27.2%
Gross margin	50,541	21.54%	46,201	24.2%

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

Liquidity and Capital Resources

As of December 31, 2021, we had $7.4 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2021, our cash, cash equivalents, restricted cash and short-term investments totaled $41.1 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds.

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

On February 26, 2021, we entered into another Equity Distribution Agreement (the “Agreement”) with the Sales Agent pursuant to which the Company may issue and sell shares of the Company’s common stock, par value $0.001 per share (the “Shares”) having an aggregate offering price of up to $35 million (the “Second ATM Offering”), from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales, if any, of the Shares will be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company will designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales are requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that may be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent will use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice. The Company has no obligation to sell any Shares under the Agreement and may at any time suspend offers and sales of the Shares under the Agreement.

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

In March 2021, we commenced sales of common stock through the Second ATM Offering. The details of the shares of common stock sold through the Second ATM Offering through December 31, 2021 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	March 2021	9.0622	65,748	584	12
Raymond James & Associates, Inc.	June 2021	9.1115	34,686	310	6
Raymond James & Associates, Inc.	July 2021	9.1061	6,740	60	1

As of December 31, 2021, the total gross sales were $1.0 million and thus remaining amount of common stock we have available to sell under the Second ATM Offering is $34.0 million.

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024, bearing interest at a rate of 5% per year maturing on March 15, 2024 (the "Notes"), unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the Notes generated net proceeds of $76.4 million, after expenses. Also refer to Note L “Convertible Senior Notes” to the consolidated financial statements for further discussion of the Notes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Years ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(11,644)	$(44,009)	$(1,754)
Net cash used in investing activities	(10,546)	(19,347)	(32,116)
Net cash provided by financing activities	14,088	47,441	42,596
Effect of exchange rates on cash and cash equivalents	(876)	(999)	298
Net increase (decrease) in cash	$(8,978)	$(16,914)	$9,025

Operating activities

In 2021, net cash used in operating activities was $11.6 million. Net cash used in operating activities consisted of our net loss of $54.2 million, after the exclusion of non-cash items of $36.6 million, an increase in accounts and notes receivable from our customers of $14.6 million and a decrease in accrued liabilities of $3.1 million. These cash decreases were offset by a decrease in inventory of $15.8 million and increase in accounts payable to our vendors of $7.1 million.

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

In 2021, net cash used in investing activities was $10.5 million. The net cash used consisted of spending on purchase and prepaid of additional property, plant and equipment of $10.2 million.

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

In 2021, our financing activities provided $14.1 million in cash. This increase in cash was due to $15.4 million of net proceeds from our At-The-Market (ATM) Offering. These activities were offset by $0.3 million net repayments to acceptances payable and bank debt, and $1.0 million related to tax withholding associated with employee share-based compensation.

In 2020, our financing activities provided $47.4 million in cash. This increase in cash was due to $39.2 million of net proceeds from our At-The-Market (ATM) Offering, $6.2 million proceeds from PPP term loan, and $3.4 million net proceeds from acceptances payable and bank debt.

In 2019, our financing activities provided $42.6 million in cash. We received $76.4 million proceeds from the issuance of convertible senior notes offset by net bank loan and bank acceptance notes repayments of $32.9 million. These activities were offset by $0.9 million related to tax withholding associated with employee share-based compensation.

Loans and commitments

We have lending arrangements with several financial institutions. In the U.S., we have a revolving line of credit with Truist Bank. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of December 31, 2021, we were in compliance with these covenants.

In Taiwan, we have an equipment finance agreement with Chailease Finance Co., Ltd. for Prime World’s Taiwan Branch. In China, we have a revolving line of credit with China Merchants Bank Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd and a credit facility with China Zheshang Bank Co., Ltd. for our China subsidiary, Global.

As of December 31, 2021 , we had $7.4 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location.  Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of December 31, 2021, construction of the building is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in service in the first half of 2022, property will be transferred from construction in progress to building and improvement at that time.

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

Contractual Obligations and Commitments

We have outstanding notes payable with varying maturities. As of December 31, 2021, our notes payable had an aggregate amount of $54.7 million, with $49.7 million payable witin 12 months. Further information regarding our note payable is provided in Note K Notes Payable and Long-Term Debt in the Notes to Consolidated Financial Statements in this Form 10-K. We also have a fixed-rate convertible senior note. As of December 31, 2021, our convertible senior note had an aggregate principle amount of $80.5 million and future interest payments associated with our senior notes totaled $10.1 million. Further information regarding our convertible senior notes is provided in Note L – Convertible Senior Notes in the Notes to Consolidated Financial Statements in this Form 10-K. In addition, we have operating and financial lease for certain property and equipment with an expected term at the commencement date of more than 12 months. As of December 31, 2021, the future minimum payments required under these leases totaled $9.3 million, with $1.3 million payable within 12 months. Further information regarding our leases is provided in Note D – Leases to Consolidated Financial Statements in this Form 10-K.

Inflation

The annual inflation rate in the US and Taiwan accelerated more than 7% in 2021. Cost inflation including increases in shipping costs, labor rates, and in costs of some raw materials; we currently believe these increases are related to the COVID-19 pandemic (please refer to our discussion on COVID-19 in the MD&A section of this Form 10-K), however we cannot be sure when or if prices will return to pre-pandemic levels. There is no guarantee that we can increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results.

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

Long-lived assets

We evaluate the carrying value of long-lived assets for potential impairment when we determine a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable we perform an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amount of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. We did not record any asset impairment charges in 2021, 2020, and 2019.

Valuation of inventories

Inventories are stated at the lower of cost (average-cost method) or market. Work in process and finished goods includes materials, labor and allocated overhead. We assess the valuation of our inventory on a periodic basis and provide an allowance for the value of estimated excess and obsolete inventory based on estimates of future demand. During the years ended December 31, 2021, 2020 and 2019, we recorded excess and obsolete inventory reserve charges of $3.9 million, $3.9 million, and $6.8 million, respectively. For the years December 2021, 2020 and 2019, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $16.8 million, $20.4 million, and $13.4 million, respectively.

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

On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $57.7 million has been recorded related to deferred tax assets to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of December 31, 2021, our debt bears a variable rate of interest that is based on SOFR or other interbank offered rates. The debt subject to variable rates is subject to fluctuation in the SOFR or other interbank offered rates. As of December 31, 2021, we had not hedged our interest rate risk.

With respect to our interest expense for the three months ended December 31, 2021, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.5 million in our interest expense for such period.

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

During the year ended December 31, 2021, we recognized less than $0.5 million of exchange gains arising from foreign currency transactions and re-measurement of monetary assets and liabilities dominated in non-functional currency on the balance sheet date.

During the year ended December 31, 2021, 7.9% of our revenue was denominated in RMB and none of our revenue was denominated in NT dollars. In the year ended December 31, 2021, 26.3% of our operating expenses were denominated in RMB and 21.9% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income (loss), and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2021, our operating expenses would have had been higher by $0.5 million.

As of December 31, 2021, we held the U.S. dollar denominated liabilities net of assets of approximately $5.7 million in our China subsidiary and $13.4 million in our Taiwan branch. With respect to these U.S. dollar denominated net assets as of December 31, 2021, if exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2021, our other operating expenses would have been reduced by $0.2 million. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income (loss) as reported in U.S. dollars.

We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes beginning on page F-1 of this Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Form 10-K, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included below, on the effectiveness of our internal control over financial reporting as of December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 24, 2022

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2021.

Item 11.	Executive Compensation

The information required regarding the compensation of our directors and executive officers is incorporated herein by reference from the information in our Proxy Statement.

The information required regarding pay ratio disclosure is incorporated herein by reference from the information contained in our Proxy Statement.

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

The information required by Part III, Item 14, regarding principal accounting fees and services is incorporated by reference from the information contained in our Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

Part IV

Item 15.	Exhibits, Financial Statements Schedules

(a)(1) The consolidated financial statements are listed on the Index to Consolidated Financial Statements to this Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules. Financial statement schedules have been omitted, as the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto appearing in this Form 10-K.

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

4.2		Indenture, dated as of March 5, 2019 between Applied Optoelectronics, Inc. and Wells Fargo Bank, National Association, as trustee, paying agent, and conversion agent	8-K	001-36083	4.1	March 5, 2019

4.3		Form of Note representing the Company’s 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture)	8-K	001-36083	4.1	March 5, 2019

4.4		Description of Company’s Common Stock	10-K	001-36083	4.4	February 28, 2020

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.2.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.2.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1	333-190591	10.5.2	August 13, 2013

10.3	†	Amended and Restated 2013 Equity Incentive Plan	10-K	001-36083	10.6	March 9, 2017

10.3.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

10.3.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.3.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.3.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.4	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10.5	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016

10.6	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016

10.7	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016

10.8	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and David C. Kuo	10-K	001-36083	10.9	February 28, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9	Loan Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2017

10.9.1	Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.2	October 4, 2017

10.9.2	Addendum to the Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.3	October 4, 2017

10.9.3	BB&T Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	October 4, 2017

10.9.4	Trademark Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	October 4, 2017

10.9.5	Patent Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	October 4, 2017

10.10	Supply Agreement, effective November 8, 2017, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.1	February 24, 2018

10.11	Master Purchase Agreement, effective January 2, 2018, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.2	February 21, 2018

10.12	Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30	February 28, 2018

10.12.1	Translation of Investment and Construction Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30.1	February 28, 2018

10.13	Translation of Construction Agreement between Global Technology, Inc. and Zhejiang Xinyu Construction Group Co., Ltd. dated February 8, 2018	10-Q	001-36083	10.5	May 8, 2018

10.14	First Amendment to Loan Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	April 5, 2018

10.14.1	Addendum to the Promissory Note ($60 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	April 5, 2018

10.14.2	Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.3	April 5, 2018

10.14.3	Addendum to the Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	April 5, 2018

10.14.4	Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	April 5, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14.5	Addendum to the Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	April 5, 2018

10.14.6	Note Modification Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.7	April 5, 2018

10.14.7	Assignment of Lease and Rent, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.8	April 5, 2018

10.14.8	Texas Deed of Trust and Security Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.9	April 5, 2018

10.14.9	Environmental Certification and Indemnity Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.10	April 5, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15	First Amendment to Lease, dated October 8, 2018, between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC.	8-K	001-36083	10.1	October 12, 2018

10.16	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note, dated November 29, 2018, between Prime World International Holdings, Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	December 6, 2018

10.17	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note, dated January 21, 2019, between Prime World International Holdings, Ltd. and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	January 25, 2019

10.18	Second Amendment to Loan Agreement, dated February 1, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	February 7, 2019

10.19	Purchase Agreement, dated as of February 28, 2019 by and among Applied Optoelectronics, Inc., Raymond James & Associates, Inc. and Cowen and Company, LLC	8-K	001-36083	10.1	March 5, 2019

10.19.1	Third Amendment to Loan Agreement, dated March 5, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	March 5, 2019

10.20	Translation of Approval Notice between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.1	April 17, 2019

10.20.1	Translation of Comprehensive Credit Facilities Master Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.2	April 17, 2019

10.20.2	Translation of Credit Terms / Financial Transaction Terms Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.3	April 17, 2019

10.20.3	Translation of Promissory Note between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.4	April 17, 2019

10.21	Translation of the Credit Granting Agreement, between Global Technology, Inc. and China Merchants Bank Co., Ltd., dated April 19, 2019	8-K	001-36083	10.1	April 25, 2019

10.22	Translation of the Working Capital Loan Contract, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated April 30, 2019	8-K	001-36083	10.1	May 6, 2019

10.23	Translation of the Working Capital Loan Contract (RMB 30,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 7, 2019	8-K	001-36083	10.1	May 13, 2019

10.23.1	Translation of the Working Capital Loan Contract (USD 2,000,000),between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 8, 2019	8-K	001-36083	10.2	May 13, 2019

10.24	Translation of the Financing Credit Line Agreement, dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.1	May 31, 2019

10.24.1	Translation of the Maximum Mortgage Contract (Security Agreement), dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.2	May 31, 2019

10.25	Translation of the Maximum Loan Contract (¥100M), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.1	June 27, 2019

10.25.1		Translation of the Maximum Mortgage Contract (the “Real Estate Security Agreement”), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.2	June 27, 2019

10.25.2		Translation of the Maximum Loan Contract (¥50M), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.3	June 27, 2019

10.25.3		Translation of the Maximum Mortgage Contract (the “Machinery and Equipment Security Agreement”), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.4	June 27, 2019

10.26		Translation of the Approval Notice of Credit Line, dated July 8, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.11	August 8, 2019

10.26.1		Translation of the General Agreement for Financial Transaction, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.12	August 8, 2019

10.26.2		Translation of the Credit Facility Agreement, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.13	August 8, 2019

10.26.3		Translation of the Promissory Note, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.14	August 8, 2019

10.27	**	Fourth Amendment to Loan Agreement, dated September 30, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2019

10.27.1		Note Modification Agreement, dated September 30, 2019, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.2	October 4, 2019

10.27.2		Addendum To Promissory Note, dated September 30, 2019, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.3	October 4, 2019

10.28		Second Amendment to Lease, dated November 11, 2019, between Applied Optoelectronics, Inc. and ROIB2 Breckinridge, LLC.	8-K	001-36083	10.1	November 18, 2019

10.29		Paycheck Protection Program Loan Promissory Note, dated April 17, 2020, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.1	April 22, 2020

10.30		Translation of Amendment to the Finance Lease Agreements, dated September 15, 2020, between Prime World International Holdings Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	September 18, 2020

10.31		Translation of the Credit Facility Agreement, dated October 7, 2020, between Prime World International Holdings Ltd. and Taishin International Bank.	8-K	001-36083	10.1	October 13, 2020

10.31.1		Translation of the Notice of Credit Line Approval, dated August 24, 2020.	8-K	001-36083	10.2	October 13, 2020

10.32		Translation of the Credit Granting Agreement, between Global Technology Inc. and China Merchants Bank Co., Ltd., dated October 19, 2020.	8-K	001-36083	10.2	October 22, 2020

10.33		Translation of the Maximum Loan Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd, dated January 6, 2021.	8-K	001-36083	10.1	January 11, 2021

10.33.1		Translation of the Maximum Mortgage Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd, dated January 6, 2021.	8-K	001-36083	10.2	January 11, 2021

10.34		Fifth Amendment to Loan Agreement and Fourth Amendment to Security Agreement, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank (included as Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2021).	8-K	001-36083	10.1	April 9, 2021

10.34.1		Note Modification Agreement, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.2	April 9, 2021

10.34.1		Addendum to Promissory Note, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.3	April 9, 2021

10.35	†	2021 Stock Incentive Plan.	10-Q	001-36083	10.4	August 5, 2021

10.35.1	†	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	10Q	001-36083	10.4.1	August 5, 2021

10.35.2	†	Form of Performance Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	10Q	001-36083	10.4.2	August 5, 2021

10.36		Sixth Amendment to Loan Agreement and Fifth Amendment to Security Agreement, December 29, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.1	January 5, 2022

10.36.1		Note Modification Agreement, dated December 29, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.2	January 5, 2022

10.36.2		Addendum to Promissory Note, dated December 29, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.3	January 5, 2022

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see the signature page in this Annual Report on Form 10-K).

31.1	*

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

APPLIED OPTOELECTRONICS, INC.

	By:	/s/ Chih-Hsiang (Thompson) Lin
Chih-Hsiang (Thompson) Lin,
President and Chief Executive Officer and
Chairman of the Board of Directors
February 24, 2022

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

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin
CHIH-HSIANG (THOMPSON) LIN,
President, Chief Executive Officer and	February 24, 2022
Chairman of the Board of Directors
(principal executive officer)

/s/ STEFAN J. MURRY
STEFAN J. MURRY,
Chief Financial Officer	February 24, 2022
(principal financial officer and
principal accounting officer)

Signature	Date

/s/ WILLIAM H. YEH
WILLIAM H. YEH,	February 24, 2022
Director

/s/ RICHARD B. BLACK
RICHARD B. BLACK,	February 24, 2022
Director

/s/ CHE-WEI LIN
CHE-WEI LIN,	February 24, 2022
Director

/s/ CYNTHIA (CINDY) DELANEY
CYNTHIA (CINDY) DELANEY,	February 24, 2022
Director

/s/ ELIZABETH LOBOA
ELIZABETH LOBOA,	February 24, 2022
Director

/s/ MIN-CHU (MIKE) CHEN
MIN-CHU (MIKE) CHEN,	February 24, 2022
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.

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

●	We obtained the underlying inventory aging report and agreed the balances to the general ledger to test for completeness and selected inventory items to re-age; and

●	We obtained the underlying inventory aging report and agreed the balances to the general ledger to test for completeness and recalculated the inventory reserve.

Impairment of Long-Lived Asset

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

The principal consideration for our determination that the accounting for impairment of long-lived assets represents a critical audit matter is the judgments and assumptions associated with management’s determination of the recoverability of the long-lived assets including any subsequent fair value assessments. Auditing the undiscounted future net cash flows involved a high degree of subjectivity, auditor judgment and audit effort in evaluating management’s significant assumptions primarily due to the complexity of the cash flow models used, as well as the sensitivity of the underlying significant assumptions. The Company used an undiscounted cash flow model to assess the recoverability of the long-lived assets, which included assumptions such as revenue growth rates, operating expenses, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, capital expenditures asset grouping, forecasting period and future sales values. These significant assumptions are forward looking and could be affected by future economic and market conditions.

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

●

We tested the assumptions, including the testing of underlying source information and the mathematical accuracy of the calculations, used within the undiscounted cash flow models to estimate the recoverability of long-lived assets, which included assumptions such as revenue growth rates, operating expenses, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, capital expenditures asset grouping, forecasting period and future sales values;

●	We tested the Company’s ability to forecast future cash flows by reviewing actual results compared to amounts previously forecasted; and

●	We tested the sensitivity of the undiscounted cash flows utilized in the recoverability test.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Houston, Texas

February 24, 2022

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$34,656	$43,425
Restricted cash	6,480	6,689
Accounts receivable - trade, net of allowance of $30 and $62, respectively	47,944	43,042
Notes receivable	8,148	401
Inventories	92,516	110,397
Prepaid income tax	1	2
Prepaid expenses and other current assets	4,334	5,213
Total current assets	194,079	209,169
Property, plant and equipment, net	243,035	252,984
Land use rights, net	5,856	5,854
Operating right of use asset	7,078	7,729
Financing right of use asset	57	88
Intangible assets, net	3,836	3,999
Other assets, net	518	982
TOTAL ASSETS	$454,459	$480,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$49,689	$38,265
Accounts payable	34,402	29,482
Bank acceptance payable	8,198	15,860
Current lease liability - operating	1,062	1,012
Current lease liability - financing	19	18
Accrued liabilities	15,587	18,511
Total current liabilities	108,957	103,148
Notes payable and long-term debt, less current portion	5,000	13,904
Convertible senior notes	78,680	77,854
Non-current lease liability - operating	7,189	7,926
Non-current lease liability - financing	63	82
TOTAL LIABILITIES	199,889	202,914
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively		—
Common Stock; 45,000 shares authorized at $0.001 par value; 27,323 and 25,110 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	27	25
Additional paid-in capital	381,143	354,685
Accumulated other comprehensive income	16,071	11,690
Accumulated deficit	(142,671)	(88,509)
TOTAL STOCKHOLDERS' EQUITY	254,570	277,891
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$454,459	$480,805

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Revenue, net	$211,565	$234,623	$190,872
Cost of goods sold	173,850	184,082	144,671
Gross profit	37,715	50,541	46,201
Operating expenses
Research and development	41,220	43,393	43,399
Sales and marketing	10,899	14,087	10,060
General and administrative	42,362	41,903	41,489
Total operating expenses	94,481	99,383	94,948
Loss from operations	(56,766)	(48,842)	(48,747)
Other income (expense)
Interest income	70	255	925
Interest expense	(5,620)	(5,635)	(5,405)
Other income, net	8,156	2,998	1,840
Total other income (expense), net	2,606	(2,382)	(2,640)
Loss before income taxes	(54,160)	(51,224)	(51,387)
Income tax expense	(2)	(7,228)	(14,662)
Net loss	$(54,162)	$(58,452)	$(66,049)
Net loss per share
Basic	$(2.01)	$(2.67)	$(3.31)
Diluted	$(2.01)	$(2.67)	$(3.31)

Weighted average shares used to compute net loss per share:
Basic	26,912,141	21,866,630	19,982,363
Diluted	26,912,141	21,866,630	19,982,363

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(54,162)	$(58,452)	$(66,049)
Gain/(Loss) on foreign currency translation adjustment	4,381	11,260	(172)
Comprehensive loss	$(49,781)	$(47,192)	$(66,221)

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2019, 2020 and 2021

(in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity
January 1, 2019	—	$—	19,810	$20	$292,480	$602	$35,992	$329,094
Stock options exercised, net of shares withheld for employee tax	—	—	3	—	14	—	—	14
Issuance of restricted stock, net of shares withheld for employee tax	—	—	327	—	(897)	—	—	(897)
Share-based compensation	—	—	—	—	11,804	—	—	11,804
Foreign currency translation adjustment	—	—	—	—	—	(172)	(66,049)	(66,221)
December 31, 2019	—	$—	20,140	$20	$303,401	$430	$(30,057)	$273,794
Public offering of common stock, net	—	—	4,470	4	39,306	—	—	39,310
Stock options exercised, net of shares withheld for employee tax	—	—	3	—	30	—	—	30
Issuance of restricted stock, net of shares withheld for employee tax	—	—	497	1	(1,098)	—	—	(1,097)
Share-based compensation	—	—	—	—	13,046	—	—	13,046
Foreign currency translation adjustment	—	—	—	—	—	11,260	—	11,260
Net loss	—	—			—		(58,452)	(58,452)
December 31, 2020	—	$—	25,110	$25	$354,685	$11,690	$(88,509)	$277,891
Public offering of common stock, net	—	—	1,552	1	15,288	—	—	15,289
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	8	—	—	8
Issuance of restricted stock, net of shares withheld for employee tax	—	—	659	1	(959)	—	—	(958)
Share-based compensation	—	—	—	—	12,121	—	—	12,121
Foreign currency translation adjustment	—	—	—	—	—	4,381	—	4,381
Net loss	—	—	—	—	—	—	(54,162)	(54,162)
December 31, 2021	—	$—	27,323	$27	$381,143	$16,071	$(142,671)	$254,570

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(54,162)	$(58,452)	$(66,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance of bad debt	(32)	32	—
Lower of cost or market reserve adjustment to inventory	3,889	3,930	6,774
Depreciation and amortization	25,371	24,733	24,014
Amortization of debt issuance costs	865	900	892
Deferred income taxes, net	—	7,348	14,570
Loss on disposal of assets	1	15	13
Share-based compensation	12,121	13,046	11,804
Interest for extinguishment of debt	(70)	—	—
Extinguishment of debt	(6,229)	—	—
Unrealized foreign exchange gain (loss)	645	(1,152)	(247)
Changes in operating assets and liabilities:
Accounts receivable, trade	(7,020)	(8,421)	(4,351)
Notes receivable	(7,585)	(389)	(4)
Prepaid income tax	1	188	961
Inventories	15,786	(23,674)	1,562
Other current assets	867	1,220	5,514
Operating right of use asset	848	407	847
Accounts payable	7,069	(3,347)	3,150
Accrued income taxes	1	1	—
Accrued liabilities	(3,092)	44	(308)
Lease liability	(918)	(438)	(896)
Net cash used in by operating activities	(11,644)	(44,009)	(1,754)
Investing activities:
Purchase of property, plant and equipment	(7,981)	(15,795)	(28,789)
Proceeds from disposal of equipment	114	216	1
Deposits and prepaid for equipment	(2,222)	(3,279)	(2,688)
Purchase of intangible assets	(457)	(489)	(640)
Net cash used in investing activities	(10,546)	(19,347)	(32,116)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	—	6,229	13,661
Principal payments of long-term debt and notes payable	(4,144)	(5,233)	(43,363)
Proceeds from line of credit borrowings	122,935	95,730	83,434
Repayments of line of credit borrowings	(111,287)	(96,006)	(88,299)
Proceeds from bank acceptance payable	24,622	39,958	13,638
Repayments of bank acceptance payable	(32,465)	(31,338)	(11,952)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	—	(18)	76,362
Principal payments of financing lease	(18)	(17)	(2)
Exercise of stock options	8	13	14
Payments of tax withholding on behalf of employees related to share-based compensation	(960)	(1,080)	(897)
Proceeds from common stock offering, net	15,397	39,203	—
Net cash provided by financing activities	14,088	47,441	42,596
Effect of exchange rate changes on cash	(876)	(999)	298
Net (decrease)/ increase in cash, cash equivalents and restricted cash	(8,978)	(16,914)	9,025
Cash, cash equivalents and restricted cash at beginning of period	50,115	67,029	58,004
Cash, cash equivalents and restricted cash at end of period	$41,137	$50,115	$67,029
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$4,899	$4,971	$3,172
Income taxes	1	(364)	(890)
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$(4,027)	$(2,326)	$3,869
Net change in deposits and prepaid for equipment related to property and equipment additions	84	(64)	8,801

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

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $17.3 million and $10.7 million at December 31, 2021 and 2020, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2021, approximately $23.1 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

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

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2021, 2020 and 2019, its top five customers represented 67.0%, 73.3%, and 80.7% of its revenue, respectively. In 2021, ATX, Microsoft and Cisco represented 25.6%, 14.1% and 11.9% of its revenue, respectively. In 2020, Microsoft and Amazon represented 38.3% and 11.5% of its revenue, respectively.  The five largest receivable balances for customers represented an aggregate of 70.6% and 64.6% of total accounts receivable at December 31, 2021 and 2020, respectively. As of December 31, 2021, ATX, Microsoft and Cisco represented 41.7%, 13.3% and 3.5% of total accounts receivable, respectively. As of December 31, 2020, Microsoft and Amazon represented 20.9%, and 8.5% of total accounts receivable, respectively. No other customer represented greater than ten percent of revenue in 2021, 2020, or 2019 had greater than ten percent of total accounts receivable at December 31, 2021 or 2020.

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

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2021, the Company had 328 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life between 10 and 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

12.	Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets. In accordance with ASC 360, the Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. The Company did not record any asset impairment charges in 2021, 2020 or 2019.

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

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs may exceed the accrual, in which case the cost of sales will increase in the future. As of December 31, 2021 and 2020, the amount of accrued warranty was $0.3 million and $0.7 million, respectively. Changes in products warranty were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Beginning Balance, January 1	$703	$821	$995
Warranty costs incurred	(826)	(457)	(1,261)
Provision for warranty	386	339	1,087
Ending Balance, December 31	$263	$703	$821

17.	Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $0.1 million, $0.4 million, and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

18.	Research and Development

Research and development costs are charged to operations as incurred. The Company receives reimbursement for certain development costs, which offset with expense up to the reimbursable amount.

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

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 (“the 2017 Act”) is the global intangible low-taxed income provisions ("GILTI"). In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 31, 2021, December 31, 2020, and December 31, 2019, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

22.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2021

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective beginning on March 12, 2020,and the Company may elect to apply the amendments prospectively through December 31, 2022.The Company adopted this ASU on January 1, 2021, with no impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging - Contracts in Entities Own Equity” (Subtopic 815-40). This ASU simplifies accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that requires separating embedded conversion features from convertible instruments. The Company adopted this ASU on January 1, 2021, with no impact on its consolidated financial statements.

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

Recent Accounting Pronouncements Yet to be Adopted

To date, there have been no recent accounting pronouncement not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

NOTE C—REVENUE RECOGNITION

Revenue from Contracts with Customers

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

Revenue is also classified by major product category and is presented below (in thousands):

	Years ended December 31,
		% of		% of		% of
	2021	Revenue	2020	Revenue	2019	Revenue
Data Center	$97,461	46.1%	$173,437	73.9%	$143,562	75.2%
CATV	94,266	44.6%	37,944	16.2%	37,328	19.6%
Telecom	16,247	7.7%	21,092	9.0%	8,429	4.4%
FTTH	957	0.5%	110	0.0%	190	0.1%
Other	2,634	1.2%	2,040	0.9%	1,363	0.7%
Total Revenue	$211,565	100.0%	$234,623	100.0%	$190,872	100.0%

NOTE D— Leases

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

The Components of lease expense were as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2021	2020
Operating lease expense	$1,230	$1,206
Financing lease expense	32	32
Short Term lease expense	19	130
Total lease expense	$1,281	$1,368

Maturities of lease liabilities are as follows for the future one-year periods ending December 31, (in thousands):

	Operating	Financing
2022	$1,312	$22
2023	1,327	66
2024	1,231	—
2025	1,257	—
2026	1,197	—
2027 and thereafter	2,923	—
Total lease payments	$9,247	$88
Less imputed interest	(996)	(6)
Present value	$8,251	$82

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	December 31,	December 31,
	2021	2020
Weighted Average Remaining Lease Term (Years) - operating leases	7.15	8.09
Weighted Average Remaining Lease Term (Years) - financing leases	1.83	2.83
Weighted Average Discount Rate - operating leases	3.22%	3.23%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,287	1,351
Operating cash flows from financing lease	5	5
Financing cash flows from financing lease	18	17
Right-of-use assets obtained in exchange for new operating lease liabilities	124	712

NOTE E—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$34,656	$43,425
Restricted cash	6,480	6,689
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,136	$50,114

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances associated with certain credit facilities. As of December 31, 2021 and 2020, there was $3.0 million and $4.9 million of restricted cash required for bank acceptance notes issued to vendors, respectively. There was $2.4 million and $0.5 million certificate of deposit associated with credit facilities with a bank in China as of  December 31, 2021 and 2020 respectively. There was $1.0 million guarantee deposits for customs duties as of December 31, 2021 and December 31, 2020.

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

The following table presents the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(54,162)	$(58,452)	$(66,049)
Denominator:
Weighted average shares used to compute net loss per share
Basic	26,912	21,867	19,982
Effect of dilutive options and restricted stock units	—	—	—
Diluted	26,912	21,867	19,982
Net loss per share
Basic	$(2.01)	$(2.67)	$(3.31)
Diluted	$(2.01)	$(2.67)	$(3.31)

The following potentially dilutive securities were excluded from diluted net loss per share as their effect would have been antidilutive (in thousands):

	As of December 31,
	2021	2020
Employee stock options	3	19
Restricted stock units	3	5
Shares for convertible senior notes	4,587	4,587
Total antidilutive shares	4,593	4,611

NOTE G—INVENTORIES

At December 31, 2021 and 2020, inventories consisted of the following (in thousands):

	As of December 31,
	2021	2020
Raw materials	$29,469	$25,555
Work in process and sub-assemblies	41,528	52,544
Finished goods	21,519	32,298
Total inventory	$92,516	$110,397

For the years ended December 31, 2021, 2020 and 2019, the lower of cost or market reserve adjustment expensed for inventory was $3.9 million, $3.9 million, and $6.8 million, respectively. For the years December 31, 2021, 2020 and 2019, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $16.8 million, $20.4 million, and $13.4 million, respectively.

NOTE H—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	December 31, 2021	December 31, 2020
Land improvements	$806	$806
Building and improvements	89,698	88,280
Machinery and equipment	266,386	253,738
Furniture and fixtures	5,658	5,540
Computer equipment and software	12,727	11,912
Transportation equipment	726	699
	376,001	360,975
Less accumulated depreciation and amortization	(167,772)	(142,434)
	208,229	218,541
Construction in progress	33,705	33,342
Land	1,101	1,101
Total property, plant and equipment, net	$243,035	$252,984

For the years ended December 31, 2021, 2020 and 2019, depreciation expense of property, plant and equipment was $24.8 million, $24.2 million, and $23.5 million, respectively. For the years  December 31, 2021, 2020 and 2019, the capitalized interest was $0.9 million, $0.4 million, and $0.2 million, respectively.

As of December 31, 2021, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

NOTE I—INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods indicated (in thousands):

	December 31, 2021
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,597	$(4,779)	$3,818
Trademarks	35	(17)	$18
Total intangible assets	$8,632	$(4,796)	$3,836

	December 31, 2020
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,158	$(4,165)	$3,993
Trademarks	21	(15)	6
Total intangible assets	$8,179	$(4,180)	$3,999

For the years ended December 31, 2021, 2020 and 2019, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.5 million each year. The remaining weighted average amortization period for intangible assets is approximately six years.

At December 31, 2021, future amortization expense for intangible assets is estimated to be (in thousands):

2022	$584
2023	584
2024	584
2025	584
2026	584
thereafter	916
$3,836

NOTE J—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$34,656	$—	$—	$34,656
Restricted cash	6,480	—	—	6,480
Note receivable	—	8,148	—	8,148
Total assets	$41,136	$8,148	$—	$49,284
Liabilities:
Bank acceptance payable	—	$8,198	—	$8,198
Convertible senior notes	—	67,588	—	67,588
Total liabilities	$—	$75,786	$—	$75,786

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of  December 31, 2020 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$43,425	$—	$—	$43,425
Restricted cash	6,689	—	—	6,689
Note receivable	—	401	—	401
Total assets	$50,114	$401	$—	$50,515
Liabilities:
Bank acceptance payable	—	$15,860	—	$15,860
Convertible senior notes	—	70,225	—	70,225
Total liabilities	$—	$86,085	$—	$86,085

NOTE K—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31, 2021	December 31, 2020

Revolving line of credit with a U.S. bank up to $20,000 with interest at LIBOR plus 1.5% , maturing April 2, 2021	—	$18,700
Revolving line of credit with a U.S. bank up to $20,000 with interest at SOFR plus 1.56% , maturing April 15, 2023	$14,373	—
Paycheck Protection Program Term Note with interest at fixed rate 1.0%, maturing April 16, 2022	—	6,229
Revolving line of credit with a Taiwan bank up to $3,436 with 2.2% interest, maturing January 31, 2021	—	1,756
Notes payable to a finance company due in monthly installments with 3.5% interest, maturing January 21, 2022	—	1,941
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	170	2,149
Revolving line of credit with a China bank up to $8,917 with interest ranging from 4.5%, maturing October 15, 2021	—	2,299
Revolving line of credit with a China bank up to $25,449 with interest from 3.01% to 4.57%, maturing May 24, 2024	19,595	11,603
Credit facility with a China bank up to $14,125 with interest of 3.5%, maturing January 1, 2024	13,044	—
Credit facility with a China bank up to $7,167 with interest of 5.7%, maturing from June 20, 2022	7,529	7,510
Sub-total	54,711	52,187
Less debt issuance costs, net	(22)	(18)
Grand total	54,689	52,169
Less current portion	(49,689)	(38,265)
Non-current portion	$5,000	$13,904

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$8,198	$15,860

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2021.

Maturities of notes payable and long-term debt are as follows for the future years ending December 31 (in thousands):

2022	$49,689
2023	5,000
Total outstanding	$54,689

On  September 28, 2017, the Company entered into a Loan Agreement (“Loan Agreement”), a Promissory Note, an Addendum to the Promissory Note, a Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement (together the “Credit Facility”) with Truist Bank (which acquired Branch Banking and Trust Company or BB&T in connection with a merger in  December 2019). The Company’s obligations under the Credit Facility are secured by the Company’s accounts receivable, inventory, intellectual property, and all business assets with the exception of real estate and equipment.

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

On  April 5, 2021, the Company executed a Fifth Amendment to the Loan Agreement (the "Fifth Amendment") and a Fourth Amendment to a Security Agreement, a Note Modification Agreement, and an Addendum to a Promissory Note (together with the Fifth Amendment, the “Fifth Amended Credit Facility”) with Truist Bank. The Amended Credit Facility renews the $20 million line of credit with Truist Bank originally entered into on  September 28, 2017. Under the terms of the Fifth Amended Credit Facility, the maturity date of the line of credit is extended from   April 2, 2021 to  October 15, 2022. Borrowings will bear interest at a rate equal to LIBOR plus 1.5%, with a LIBOR floor of 0.75%.

On December 29, 2021, the Company executed a Sixth Amendment to the Loan Agreement (the "Sixth Amendment") and a Fifth Amendment to Security Agreement, a Note Modification Agreement, and an Addendum to Promissory Note (together the "Sixth Amended Credit Facility") with Truist Bank. The Sixth Amended Credit Facility extends the $20 million line of credit, originally entered into on September 28, 2017, until April 15, 2023. Borrowings will bear interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 1.56%, with a SOFR floor of 0.75%. As of December 31, 2021, the Company had $14.4 million outstanding and was in compliance with all covenants under the Sixth Amended Credit Facility.

On  April 17, 2020, the Company entered into a term note ("PPP Term Note") with Truist Bank, with a principal amount of $6.23 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in  November 2020, the Company is required to make 18 equal monthly payments of principal and interest with the final payment due in  April 2022. The PPP Term Note  may be accelerated upon the occurrence of an event of default. The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration ("SBA"). On  June 14, 2021, the Company received notification from Truist Bank that the SBA approved the Company's application for forgiveness of the entire principal amount of the PPP Term Note, plus all accrued interest. The forgiveness of the PPP Term Note has been recognized as other income for the year ended  December 31, 2021.

On  September 15, 2020, Prime World entered into an Amendment to the Finance Lease Agreements dated  November 29, 2018 and  January 21, 2019 (the “Amendment”) with Chailease Finance Co., Ltd. (“Chailease”). The Amendment amends the Finance Lease Agreements, dated  November 29, 2018 and  January 21, 2019 (hereafter collectively referred to as the “Original Finance Agreements”). Pursuant to the Amendment, Prime World agrees to pay Chailease NT$22,311,381, or approximately $0.8 million for certain leased equipment listed in the Amendment (the “Leased Equipment”). This payment will include all outstanding lease payments, costs and expenses; simultaneously, Chailease agrees to transfer title of such Leased Equipment back to Prime World. Regarding all other equipment contemplated in the Original Finance Agreements but not listed in the Amendment, pursuant to the terms and conditions made under the Original Finance Agreements, Prime World is obligated to pay Chailease monthly lease payments which total NT$159,027,448, or approximately $5.5 million (the “Lease Payments”). The Lease Payments will begin on  September 21, 2020 with the last lease payment due on  January 21, 2022, title of all other equipment contemplated under the Original Finance Agreements but not listed in the Amendment will transfer to Prime World upon completion of the lease payments and expiration of the Original Finance Agreements. As of December 31, 2021, the Company has fully repaid the  November 29, 2018 Finance Lease Agreement, and the Company had $0.2 million outstanding under the  January 21, 2019 Finance Lease Agreement.

On   October 7, 2020, Prime World entered into a revolving credit facility totaling NT$100 million, or approximately  $3.44 million (the “NT$100M Credit Line”) and a $1 million USD credit line (the “US$1M Credit Line”) with Taishin International Bank in Taiwan ("Taishin"). Borrowing under the NT$100M Credit Line will be used for short-term working capital; borrowing under the US$1M Credit Line will be strictly used for spot transactions in the foreign exchange market. The NT$100M Credit Line and the US$1M Credit Line are collectively referred to as the “Taishin Credit Facility”. On  January 14, 2021, the NT$100M Credit Line with Taishin was extended for three (3) months until  April 14, 2021. Prime World  may draw upon the Taishin Credit Facility from  October 7, 2020 through  April 14, 2021. The term of each draw under the NT$100M Credit Line shall be either 90 or 120 days and will bear interest at a rate of  2.15% for each draw; borrowings under the US$1M Credit Line will bear interest equal to Taishin’s foreign exchange rate effective on the day of the applicable draw. At the end of the draw term Prime World will make payment for all principal and accrued interest. Prime World’s obligations under the Taishin Credit Facility will be secured by a promissory note between Prime World and Taishin. As of December 31, 2021, the Company has fully repaid the Taishin Credit Facility.

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

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement, with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the mortgage security agreement. As of December 31, 2021, $19.6 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $5.4 million.

On  June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. On  January 6, 2021, the ¥100M Credit Facility with CZB was extended for three (3) years until  January 5, 2024. Global  may draw upon the ¥100M Credit Facility from  June 21, 2019 until  January 5, 2024 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global  may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility  may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. The agreements for the ¥100M Credit Facility and the Real Estate Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of December 31, 2021, $13.0 million was outstanding under the ¥100M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $2.7 million.

On  June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with CZB. Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global  may draw upon the ¥50M Credit Facility from  June 21, 2019 until  June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global  may request to draw upon the ¥50M Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility  may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement.  As of December 31, 2021, $7.5 million was outstanding under the ¥50M Credit Facility.

On   October 19, 2020, the Company’s China subsidiary, Global entered into a new twelve (12) month revolving line of credit agreement, totaling 60,000,000 RMB, or approximately $8.9 million (the “Replacement China Merchants Credit Line”), with China Merchants, to replace the original China Merchants Credit Line. The Replacement China Merchants Credit Line will be used by Global for general corporate purposes. Global  may draw upon the Replacement China Merchants Credit Line during the period from  October 16, 2020 until  October 15, 2021. During such period, Global  may request to draw upon the Replacement China Merchants Credit Line on an as-needed basis; however, the amount of available credit under the Replacement China Merchants Credit Line and the approval of each draw  may be reduced or declined by China Merchants due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition at the time of each requested draw. Each draw will bear interest equal to the China Merchants’ commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the Replacement China Merchants Credit Line is unsecured. As of December 31, 2021, there was no outstanding amount under the Replacement China Merchants Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $0.1 million.

As of December 31, 2021 and 2020, the Company had $7.4 million and $28.7 million of unused borrowing capacity, respectively.

As of December 31, 2021 and 2020, there was each $5.4 million restricted cash, investments or security deposit associated mainly with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

December 31,
2021
Principal	$80,500
Unamortized debt issuance costs	(1,820)
Net carrying amount	$78,680

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Year ended December 31,
	2021	2020
Contractual interest expense	$4,025	$4,025
Amortization of debt issuance costs	826	831
Total interest cost	$4,851	$4,856
Effective interest rate	5.1%	5.1%

NOTE M—ACCRUED LIABILITIES

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	December 31, 2021	December 31, 2020
Accrued payroll	$6,516	$10,517
Accrued employee benefits	3,471	3,057
Accrued state and local taxes	1,897	251
Accrued interest	1,475	1,256
Advance payments	195	303
Accrued product warranty	263	703
Accrued commission expenses	1,003	974
Accrued professional fees	346	377
Accrued shipping and tariff expenses	33	526
Accrued other	388	547
Total accrued liabilities	$15,587	$18,511

NOTE N—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following for the periods indicated (in thousands):

	Year ended December 31,
	2021	2020	2019
Foreign exchange transaction gain	$454	$1	$20
Government subsidy income	1,345	2,708	1,614
Other non-operating gain	129	304	219
Loan forgiveness	6,229	—	—
Gain (loss) on disposal of assets	(1)	(15)	(13)
Total other income, net	$8,156	$2,998	$1,840

NOTE O—INCOME TAXES

The sources of the Company’s loss from operations before income taxes were as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Domestic	$(21,229)	$(20,288)	(35,279)
Foreign	(32,931)	(30,936)	(16,108)
Total loss before income taxes	$(54,160)	$(51,224)	(51,387)

The provision for income tax expense (benefit) for the years ended December 31, was as follows (in thousands):

Current:	2021	2020	2019
Federal	$—	$41	$—
State	2	2	16
Foreign	—	—	97
Total	$2	$43	$113
Deferred:
Federal	$—	$(172)	$16,375
State	—	—	1,716
Foreign	—	7,357	(3,542)
Total	$—	$7,185	$14,549

Income tax (benefit) expense	$2	$7,228	$14,662

Deferred income tax assets and liabilities result principally from net operating losses, different methods of recognizing depreciation, reserves for doubtful accounts and inventory, research and development credits and foreign tax credits. At December 31, the net deferred tax assets and liabilities are comprised of the following approximate amounts (in thousands):

	2021	2020
NOL carryforward	$44,448	$31,526
Inventory reserves	2,872	2,241
Unrealized gains and losses	69	59
Share-based compensation	645	618
Foreign tax credit	4,599	4,599
Research and development credits	9,879	9,008
Interest	2,840	1,784
ASC 842 Assets	1,740	1,671
Other	728	784
Deferred tax assets	67,820	52,290
Less valuation allowance	(57,721)	(43,462)
Deferred tax assets, net	10,099	8,828
Depreciation and amortization	(8,600)	(7,402)
ASC 842 Liabilities	(1,499)	(1,426)
Deferred tax liabilities	(10,099)	(8,828)
Deferred tax assets, net	$—	$—

The Company has a U.S. net operating loss carry forward of approximately $104.8 million, $32.7 million of which, if unused, expires between 2026 and 2032 and $72.1 million of which, can be carried forward indefinitely. The Company has U.S. and state research and development tax credits of $9.9 million, which, if unused, expire between 2028 and 2041. In addition, the Company has foreign tax credits of $4.6 million, which, if unused, will expire in 2028. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. As of December 31, 2021, the Company had Taiwan net operating loss carry forwards of approximately $71.5 million and China net operating loss carry forwards of approximately $48.1 million.  The carryforward period for the Taiwan net operating loss carry forwards is ten years, and the expiration period begins 2028.  The carryforward period for China net operating loss carry forwards is five years, and the expiration period begins 2024.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2021 and December 31, 2020, a valuation allowance of $57.7 million and $43.5 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. During the years ended December 31, 2021 and 2020, the valuation allowance increased by $14.3 million and $17.7 million, respectively, primarily due to an increase in deferred tax assets with a full valuation allowance and recording a valuation allowance in certain jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The following table shows the change in the deferred tax valuation as follows:

	2021	2020	2019
Beginning Balance, January 1	$43,462	$25,736	$—
Change charged to expense/(income)	13,822	17,137	25,736
Change charged to currency translation adjustment	437	589	—
Ending Balance, December 31	$57,721	$43,462	$25,736

A reconciliation of the U.S. federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019, respectively, to the Company’s effective income tax rate follows (in thousands):

	2021	2020	2019
Expected taxes at statutory rate	$(11,374)	$(10,775)	$(10,791)
PPP loan forgiveness	(1,308)	—	—
Non-deductible/non-taxable items	897	1,132	962
Foreign rate differences	107	1,153	590
Foreign permanent differences	(1,320)	(1,002)	(671)
Changes in valuation allowance	13,822	17,137	25,736
Share-based compensation	468	426	607
Research and development credits	(872)	(744)	(1,616)
Alternative Minimum Tax	—	(172)	—
Foreign other	—	12	27
Other, net	(418)	61	(182)
Tax (benefit) expense	$2	$7,228	$14,662

The Company's provision for income taxes in 2021 was lower than 2020 primarily due to the change of the valuation allowance on the deferred tax assets.

The Company's provision for income taxes in 2020 was lower than 2019 due to the recognition of a valuation allowance on the deferred tax assets, along with excess tax expense from stock-based compensation, partially offset by differences in pre-tax income and recording research and development credits.

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global Technology, Inc. was recognized as a National high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three year period from November 2008 to November 2011. In 2011, 2014, and 2017, Global Technology, Inc. renewed its National high-tech enterprise certificate and therefore extended its three-year tax preferential status through November 2020. In December 2020, Global Technology, Inc. again renewed its National high-tech enterprise certificate and therefore extended its three-year tax preferential status from December 2020 until December 2023. This tax holiday reduced its 2021, 2020 and 2019 income tax provision by approximately $0.0 million, $1.4 million, and $1.0 million, respectively. This tax holiday reduced its fiscal 2021, 2020, and 2019 diluted earnings per share by approximately $0.00, $0.05, and $0.05 respectively. Effective January 1, 2016, China expanded the scope of the National high-tech enterprise to include additional deductions for qualifying research and development.

As of December 31, 2021, 2020 and 2019, the total amount of unrecognized tax benefit was $0.2 million, $0.2 million, and $0.2 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2021	2020	2019
Unrecognized tax benefits — January 1	$181	$181	$181
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	—	—	—
Unrecognized tax benefits — December 31	$181	$181	$181

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2021 as a result of net operating losses. During 2020 or 2019, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2018 through 2020. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2011 forward for various foreign jurisdictions.

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

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These recent laws, among many other provisions, expand and extend the Paycheck Protection Program (“PPP”), refundable employee retention tax credits previously made available under the CARES Act and allow a full deduction for business meals for the 2021 and 2022 tax years. During 2021, the Company recognized a tax benefit of $1.3 million on the non-taxable forgiveness of the PPP loan (see also Note K). However, the legislation had no material impact to income tax expense on the Company’s financial statements as a result of our valuation allowance.

As of December 31, 2021, the Company does not have any accumulated undistributed earnings generated by foreign subsidiaries. The Company expects any earnings of foreign subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs.

NOTE P—SHARE-BASED COMPENSATION

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

‑	the 2006 Share Incentive Plan

‑	the 2013 Equity Incentive Plan (“2013 Plan”)

‑	the 2021 Equity Incentive Plan (“2021 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2021	276	$10.29		$5.41	2.67	$54
Exercised	(2)	6.00	$9.64	0.40		7
Forfeited	(4)	10.46		5.64		—
Outstanding, December 31, 2021	270	10.32		5.44	1.69	—
Exercisable, December 31, 2021	270	10.32		5.44	1.69	—
Vested and expected to vest	270	10.32		5.44	1.69	—

As of December 31, 2021, there was no unrecognized stock option expense.

Restricted Stock Unit/Awards

The following is a summary of RSU/RSA activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2021	1,325		$14.97	$11,279
Granted	1,733		10.12	16,016
Released	(775)	$8.28	15.21	6,411
Cancelled/Forfeited	(113)		12.28	583
Outstanding, December 31, 2021	2,170		11.15	11,156
Vested and expected to vest	2,170		11.15	11,156

As of  December 31, 2021, there was $20.9 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.52 years.

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

Employee share-based compensation expenses recognized for the years ended December 31, were as follows (in thousands):

Share-Based compensation - by expense type:

	2021	2020	2019
Cost of goods sold	$885	$937	$772
Research and development	2,173	2,812	2,557
Sales and marketing	1,115	1,191	1,070
General and administrative	7,948	8,106	7,405
Total share-based compensation expense	$12,121	$13,046	$11,804

NOTE Q—STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, all of which have been designated voting common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Public Offerings of Common Stock

On October 24, 2019, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission effective January 9, 2020, providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $250 million. In connection with such Form S-3, on February 28, 2020, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $55.0 million (the “Initial ATM Offering”) from time to time through Raymond James & Associates, Inc. The Company completed its Initial ATM Offering in January 2021 and sold 5.9 million shares of common stock at a weighted average price of $9.12 per share, providing proceeds of $53.9 million, net of expenses and underwriting discounts and commissions. On February 26, 2021, the Company entered into another Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company may issue and sell shares of the Company’s stock having an aggregate offering price of up to $35 million (the “Second ATM Offering”) from time to time through the Raymond James & Associates, Inc. As of December 31, 2021, the Company sold 0.1 million shares of common stock under the Second ATM Offering at a weighted average price of $9.08 per share, providing proceeds of $1.0 million, net of expenses and underwriting discounts and commissions.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Year ended December 31,
	2021	2020	2019
Revenues:
United States	$14,633	$18,380	$9,795
Taiwan	99,201	131,076	97,776
China	97,731	85,167	83,301
	$211,565	$234,623	$190,872

	As of December 31,
	2021	2020	2019
Long-lived assets:
United States	$87,709	$90,999	$94,507
Taiwan	63,644	71,080	73,816
China	108,509	108,575	97,687
	$259,862	$270,654	$266,010

The Company serves four primary markets, the internet data center, CATV, telecom and FTTH markets. Of the Company’s total revenues in 2021, the Company earned $97.5 million, or 46.1%, from the internet data center market, $94.3 million, or 44.6%, from the CATV market, $16.2 million, or 7.7%, from the telecom market and $1.0 million, or 0.5%, from the FTTH market. Of the Company’s total revenues in 2020, the Company earned $173.4 million, or 73.9%, from the internet data center market, $37.9 million, or 16.2%, from the CATV market, $21.1 million, or 9.0%, from the telecom market and $0.1 million, or 0.0%, from the FTTH market. Of the Company’s total revenues in 2019, the Company earned $143.6 million, or 75.2%, from the internet data center market, $37.3 million, or 19.6%, from the CATV market, $8.4 million, or 4.4%, from the telecom market and $0.2 million, or 0.1%, from the FTTH market.

NOTE S—EMPLOYEE BENEFIT PLANS

On August 1, 2000, the Company established a 401(k) profit sharing plan covering employees meeting certain age and service requirements. The plan provides for discretionary Company contributions to be allocated based on the employee’s eligible contributions. The Company made contributions of $1.0 million, $0.8 million, and $0.8 million to the 401(k) plan for each of the years ended December 31, 2021, 2020 and 2019, respectively.

Employees of Global participate in a state-mandated social security program in China. Under this program, pension costs are recorded on the basis of required monthly contributions to employees’ individual accounts during their service periods. Under the regulations of the People’s Republic of China, Global is required to make fixed contributions to a fund, which is under the administration of the local labor departments. Pension expense for Global was $1.0 million, $1.2 million, and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Employees Prime World’s Taiwan branch participate in a pension program under the Taiwan Labor Pension Act. Pension expense for the Prime World’s Taiwan branch was $0.7 million, $0.8 million, and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE T—COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts part of its operations from leased facilities and also leases equipment. Rent expense was $1.3 million, $1.4 million, and $1.3 million, respectively, for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, the approximate minimum rental commitments under noncancellable leases in excess of one year that expire at varying dates through 2029 were as follows (in thousands):

Year ended December 31,	Amount
2022	$1,334
2023	1,393
2024	1,231
2025	1,257
2026	1,197
thereafter	2,923
$9,335

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

Class Action and Shareholder Derivative Litigation

On  August 7, 2018, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas styled Lei Jin, derivatively on behalf of Applied Optoelectronics, Inc. v. Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-02713 alleging breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act based on similar factual allegations as in the securities class action captioned Mona Abouzied v. Applied Optoelectronics, Inc., Chih-Hsiang (Thompson) Lin, and Stefan J. Murry, et al., Case No. 4:17-cv-02399, which had been previously filed against the Company and was dismissed following a settlement in 2020.  On  December 18, 2018, a second derivative complaint was filed styled Yiu Kwong Ng v.Chih-Hsiang (“Thompson”) Lin, Stefan J. Murry, William H. Yeh, Alex Ignatiev, Richard B. Black, Min-Chu Chen, Alan Moore, and Che-Wei Lin and Applied Optoelectronics, Inc., No. 4:18-cv-4751 alleging the same causes of actions as the Jin complaint and additional factual allegations regarding our announcement on  September 28, 2018 that the Company had “identified an issue with a small percentage of 25G lasers within a specific customer environment.”  On  January 11, 2019, the Court consolidated these two derivative actions, and on  January 15, 2019, the Court entered an order staying the actions pending the resolution of the securities class actions. On  June 24, 2020, the plaintiffs filed a notice that the stay of proceedings had been terminated, and on  July 2, 2020, the parties filed a Joint Stipulation and Proposed Scheduling Order. The Court entered the stipulated scheduling order on the same date, under which Defendants were required to file and serve their response or responsive pleading to the complaint by  August 3, 2020. By agreement of the parties, the Court subsequently extended the deadline for Defendants to file and serve their response or responsive pleading to  December 2, 2020. On  December 2, 2020, Defendants filed their motion to dismiss the consolidated derivative complaint. On  December 7, 2020, Plaintiffs filed a notice alerting the Court that they were intending to file an amended complaint, which was subsequently filed by Plaintiffs on  January 13, 2021. Defendants filed a motion to dismiss all claims on  March 1, 2021.  On  June 25, 2021, the parties filed a stipulation indicating that they had reached a settlement-in-principle of the action. In the stipulation, the Company agreed to implement various corporate governance reforms as specified in the Settlement Agreement in addition to having its D&O insurance carrier make a payment to the Plaintiffs in exchange for a full dismissal of all claims and customary releases. On  June 28, 2021, the Court stayed all deadlines in the action for 30 days to allow the parties to finalize the settlement. The deadline was extended to late  August. On  August 30, 2021, the Plaintiffs filed an unopposed Motion for Preliminary Approval of the Settlement agreed to by the parties. On November 2, 2021, the Court granted final approval of the settlement and closed the case. The deadline to appeal has now passed with no party appealing final judgement. This motion was granted on  August 31, 2021 and the Court set the Settlement Hearing date for  November 4, 2021. The Company has complied with all requirements of the Settlement Agreement and the Settlement Hearing is on schedule to take place on  November 4, 2021. The Company has agreed to implement various corporate governance reforms as specified in the Settlement Agreement in addition to having its D&O insurance carrier make a payment to the Plaintiffs in exchange for a full dismissal of all claims and customary releases.

Other Contingencies

On August 9, 2021, the Company has received a Taxes Notification of Audit Result (“Notice”) from the Texas Comptroller’s Office (the “Comptroller”), for fiscal years between 2016 and 2019, informing the Company that the Comptroller believes the Company did not qualify for certain sales and use tax exemptions on various Research and Development purchases and accordingly the Company is liable for Sale and Use Tax in the amount of approximately $1.0 million including interest charges. The Company paid $0.4 million for the tax notice but challenged the remaining tax assessments and vigorously defended its position. The Comptroller’s office has not made final assessments after the Company’s defenses. However, the management estimated the additional tax assessment will be in the range of $0.2 million to $0.4 million including interest charges.

NOTE U—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

In January 2022, the Company repaid its revolving bank line of credit of $14.4 million.