Form 10-Q
period 2022-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2022-05-05
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of May 2, 2022 there were 27,634,082 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$31,980	$34,656
Restricted cash	8,128	6,480
Accounts receivable - trade, net of allowance of $29 and $30, respectively	54,218	47,944
Notes receivable	1,195	8,148
Inventories	92,007	92,516
Prepaid income tax	-	1
Prepaid expenses and other current assets	5,711	4,334
Total current assets	193,239	194,079
Property, plant and equipment, net	236,774	243,035
Land use rights, net	5,848	5,856
Operating right of use asset	6,623	7,078
Financing right of use asset	49	57
Intangible assets, net	3,792	3,836
Other assets, net	428	518
TOTAL ASSETS	$446,753	$454,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$52,233	$49,689
Accounts payable	40,044	34,402
Bank acceptance payable	9,955	8,198
Current lease liability - operating	1,046	1,062
Current lease liability - financing	19	19
Accrued liabilities	13,237	15,587
Total current liabilities	116,534	108,957
Notes payable and long-term debt, less current portion	5,000	5,000
Convertible senior notes	78,884	78,680
Non-current lease liability - operating	6,699	7,189
Non-current lease liability - financing	59	63
TOTAL LIABILITIES	207,176	199,889
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common Stock; 45,000 shares authorized at $0.001 par value; 27,530 and 27,323 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	383,474	381,143
Accumulated other comprehensive income	14,809	16,071
Accumulated deficit	(158,733)	(142,671)
TOTAL STOCKHOLDERS' EQUITY	239,577	254,570
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$446,753	$454,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Revenue, net	$52,242	$49,701
Cost of goods sold	43,217	38,982
Gross profit	9,025	10,719
Operating expenses
Research and development	9,486	10,928
Sales and marketing	2,558	2,960
General and administrative	11,220	10,869
Total operating expenses	23,264	24,757
Loss from operations	(14,239)	(14,038)
Other income (expense)
Interest income	28	16
Interest expense	(1,401)	(1,431)
Other income (expense), net	(450)	(169)
Total other income (expense), net	(1,823)	(1,584)
Loss before income taxes	(16,062)	(15,622)
Income tax expense	-	-
Net loss	$(16,062)	$(15,622)
Net loss per share
Basic	$ (0.58)	$ (0.59)
Diluted	$ (0.58)	$ (0.59)

Weighted average shares used to compute net loss per share:
Basic	27,463,321	26,438,071
Diluted	27,463,321	26,438,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2022	2021
Net loss	$(16,062)	$(15,622)
Loss on foreign currency translation adjustment	(1,262)	(1,034)
Comprehensive loss	$(17,324)	$(16,656)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2022 and 2021

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2021	—	$—	27,323	$27	$381,143	$16,071	$(142,671)	$254,570
Issuance of restricted stock, net of shares withheld for employee tax	—	—	207	—	(141)	—	—	(141)
Share-based compensation	—	—	—	—	2,472	—	—	2,472
Foreign currency translation adjustment	—	—	—	—	—	(1,262)	—	(1,262)
Net loss	—	—	—	—	—	—	(16,062)	(16,062)
March 31, 2022	—	$—	27,530	$27	$383,474	$14,809	$(158,733)	$239,577

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2020	—	$—	25,110	$25	$354,685	$11,690	$(88,509)	$277,891
Public offering of common stock, net	—	—	1,511	2	14,966	—	—	14,968
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	8	—	—	8
Issuance of restricted stock, net of shares withheld for employee tax	—	—	164	—	(258)	—	—	(258)
Share-based compensation	—	—	—	—	2,519	—	—	2,519
Foreign currency translation adjustment	—	—	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	—	—	—	(15,622)	(15,622)
March 31, 2021	—	$—	26,787	$27	$371,920	$10,656	$(104,131)	$278,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(16,062)	$(15,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses on accounts receivable	(1)	-
Lower of cost or market reserve adjustment to inventory	2,037	937
Depreciation and amortization	6,108	6,444
Amortization of debt issuance costs	211	221
Gain on disposal of assets	(39)	-
Share-based compensation	2,472	2,519
Unrealized foreign exchange gain	997	850
Changes in operating assets and liabilities:
Accounts receivable, trade	(223)	(4,528)
Notes receivable	6,986	(1,055)
Prepaid income tax	1	-
Inventories	(1,978)	2,844
Other current assets	(1,422)	(76)
Operating right of use asset	243	230
Accounts payable	(406)	(3,281)
Accrued liabilities	(2,271)	(4,449)
Lease liability	(256)	(248)
Net cash used in operating activities	(3,603)	(15,214)
Investing activities:
Purchase of property, plant and equipment	(1,022)	(2,212)
Proceeds from disposal of equipment	115	-
Deposits for equipment	(30)	(115)
Purchase of intangible assets	(114)	(95)
Net cash used in investing activities	(1,051)	(2,422)
Financing activities:
Principal payments of long-term debt and notes payable	(170)	(1,029)
Proceeds from line of credit borrowings	41,395	39,512
Repayments of line of credit borrowings	(39,062)	(26,320)
Proceeds from bank acceptance payable	9,686	4,772
Repayments of bank acceptance payable	(7,968)	(14,280)
Principal payments of financing lease	(5)	(4)
Exercise of stock options	-	8
Payments of tax withholding on behalf of employees related to share-based compensation	(140)	(258)
Proceeds from common stock offering, net	-	15,074
Net cash provided by financing activities	3,736	17,475
Effect of exchange rate changes on cash	(110)	(615)
Net decrease in cash, cash equivalents and restricted cash	(1,028)	(776)
Cash, cash equivalents and restricted cash at beginning of period	41,136	50,114
Cash, cash equivalents and restricted cash at end of period	$40,108	$49,338
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest, net of amounts capitalized	$2,406	$2,219

Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	19	(506)
Net change in deposits and prepaid for equipment related to property and equipment additions	13	47

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and March 31, 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2022, as compared to the significant accounting policies described in its 2021 Annual Report, except as described below.

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

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended March 31,
		% of		% of
	2022	Revenue	2021	Revenue
Data Center	$21,415	41.0%	$25,939	52.2%
CATV	24,980	47.8%	18,638	37.5%
Telecom	5,265	10.1%	4,479	9.0%
FTTH	98	0.2%	423	0.9%
Other	484	0.9%	222	0.4%
Total Revenue	$52,242	100.0%	$49,701	100.0%

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

The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2022	2021
Operating lease expense	$306	$303
Financing lease expense	8	8
Short Term lease expense	3	9
Total lease expense	$317	$320

Maturities of lease liabilities are as follows for the future one-year periods ending  March 31, 2022 (in thousands):

	Operating	Financing
2023	$1,280	$22
2024	1,268	60
2025	1,197	—
2026	1,218	—
2027	1,144	—
2028 and thereafter	2,540	—
Total lease payments	$8,647	$82
Less imputed interest	(902)	(5)
Present value	$7,745	$77

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	Three months ended March 31,
	2022	2021
Weighted Average Remaining Lease Term (Years) - operating leases	6.91	7.84
Weighted Average Remaining Lease Term (Years) - financing leases	1.58	2.58
Weighted Average Discount Rate - operating leases	3.22%	3.23%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	314	330
Operating cash flows from financing lease	1	1
Financing cash flows from financing lease	5	4

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$31,980	$34,656
Restricted cash	8,128	6,480
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$40,108	$41,136

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances required for certain credit facilities. As of March 31, 2022 and December 31, 2021, there was $4.5 million and $3.0 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $2.5 million and $2.4 million certificate of deposit associated with credit facilities with a bank in China as of March 31, 2022 and December 31, 2021, respectively. There was $1.1 million and $1.0 million guarantee deposits for customs duties as of  March 31, 2022 and December 31, 2021.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended March 31,
	2022	2021
Numerator:
Net loss	$(16,062)	$(15,622)
Denominator:
Weighted average shares used to compute net loss per share
Basic	27,463	26,438
Diluted	27,463	26,438
Net loss per share
Basic	$ (0.58)	$ (0.59)
Diluted	$ (0.58)	$ (0.59)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended March 31,
	2022	2021
Employee stock options	—	13
Restricted stock units	—	20
Shares for convertible senior notes	4,587	4,587
Total antidilutive shares	4,587	4,620

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$29,146	$29,469
Work in process and sub-assemblies	41,344	41,528
Finished goods	21,517	21,519
Total inventories	$92,007	$92,516

The lower of cost or market adjustment expensed for inventory for the three months ended March 31, 2022 and 2021 was $2.0 million and $0.9 million, respectively.

For the three months ended March 31, 2022 and 2021, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $1.0 million and $6.0 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2022	December 31, 2021
Land improvements	$806	$806
Building and improvements	89,248	89,698
Machinery and equipment	264,554	266,386
Furniture and fixtures	5,639	5,658
Computer equipment and software	12,517	12,727
Transportation equipment	737	726
	373,501	376,001
Less accumulated depreciation and amortization	(171,505)	(167,772)
	201,996	208,229
Construction in progress	33,677	33,705
Land	1,101	1,101
Total property, plant and equipment, net	$236,774	$243,035

For the three months ended March 31, 2022 and 2021, the depreciation expense of property, plant and equipment was $6.0 million and $6.3 million, respectively. For the three months ended March 31, 2022 and 2021, the capitalized interest was each $0.1 million.

As of March 31, 2022, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2022
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,683	$(4,910)	$3,773
Trademarks	37	(18)	19
Total intangible assets	$8,720	$(4,928)	$3,792

	December 31, 2021
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,597	$(4,779)	$3,818
Trademarks	35	(17)	18
Total intangible assets	$8,632	$(4,796)	$3,836

For the three months ended March 31, 2022 and 2021, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.1 million. The remaining weighted average amortization period for intangible assets is approximately 6 years.

At March 31, 2022, future amortization expense for intangible assets is estimated to be (in thousands):

2023	$584
2024	584
2025	584
2026	584
2027	584
thereafter	872
$3,792

Note 10.  Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of March 31, 2022				As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$31,980	$—	$—	$31,980	$34,656	$—	$—	$34,656
Restricted cash	8,128	—	—	$8,128	6,480	—	—	$6,480
Note receivable	—	1,195	—	1,195	—	8,148	—	8,148
Total assets	$40,108	$1,195	$—	$41,303	$41,136	$8,148	$—	$49,284
Liabilities:
Bank acceptance payable	$—	$9,955	$—	$9,955	$—	$8,198	$—	8,198
Convertible senior notes	—	68,667	—	68,667	—	67,588	—	67,588
Total liabilities	$—	$78,622	$—	$78,622	$—	$75,786	$—	$75,786

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

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2022	December 31, 2021
Revolving line of credit with a U.S. bank up to $20,000 with interest at SOFR plus 1.56% , maturing April 15, 2023	$19,551	$14,373
Notes payable to a finance company due in monthly installments with 3.1% interest, maturing January 21, 2022	—	170
Revolving line of credit with a China bank up to $25,449 with interest from 2.8% to 4.57%, maturing May 24, 2024	19,133	19,595
Credit facility with a China bank up to $14,125 with interest of from 2.6% to 4.5%, maturing January 5, 2024	10,988	13,044
Credit facility with a China bank up to $7,167 with interest of 5.7%, maturing on June 27, 2022	7,561	7,529
Sub-total	57,233	54,711
Less debt issuance costs, net	(17)	(22)
Grand total	57,233	54,689
Less current portion	(52,233)	(49,689)
Non-current portion	$5,000	$5,000

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$9,955	$8,198

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2022.

Maturities of long-term debt are as follows for the future one-year periods ending March 31, (in thousands):

Within one year	$52,233
Beyond one year	5,000
Total outstanding	$57,233

On September 28, 2017, the Company entered into a Loan Agreement (“Loan Agreement”), a Promissory Note, an Addendum to the Promissory Note, a Truist Bank Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement (together the “Credit Facility”) with Truist Bank. The Company’s obligations under the Credit Facility are secured by the Company’s accounts receivable, inventory, intellectual property, and all business assets with the exception of real estate and equipment.

On  December 29, 2021, the Company executed a Sixth Amendment to the Loan Agreement (the "Sixth Amendment") and a Fifth Amendment to Security Agreement, a Note Modification Agreement, and an Addendum to Promissory Note (together the "Sixth Amended Credit Facility") with Truist Bank. The Sixth Amended Credit Facility extends the $20 million line of credit, originally entered into on  September 28, 2017, until  April 15, 2023. Borrowings will bear interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 1.56%, with a SOFR floor of 0.75%. As of March 31, 2022, the Company had $19.6 million of outstanding borrowings and was in compliance with all covenants under the Sixth Amended Credit Facility.

On September 15, 2020, Prime World entered into an Amendment to the Finance Lease Agreements dated November 29, 2018 and January 21, 2019 (the “Amendment”) with Chailease Finance Co., Ltd. (“Chailease”). The Amendment amends the Finance Lease Agreements, dated November 29, 2018 and January 21, 2019 (hereafter collectively referred to as the “Original Finance Agreements”). Pursuant to the Amendment, Prime World agrees to pay Chailease NT$22,311,381, or approximately $0.8 million for certain leased equipment listed in the Amendment (the “Leased Equipment”). This payment includes all outstanding lease payments, costs and expenses; simultaneously, Chailease agrees to transfer title of such Leased Equipment back to Prime World. Regarding all other equipment contemplated in the Original Finance Agreements but not listed in the Amendment, pursuant to the terms and conditions made under the Original Finance Agreements, Prime World is obligated to pay Chailease monthly lease payments which total NT$159,027,448, or approximately $5.5 million (the “Lease Payments”). The Lease Payments began on September 21, 2020 with the last Lease Payment due on January 21, 2022, title of all other equipment contemplated under the Original Finance Agreements but not listed in the Amendment transferred to Prime World upon completion of the Lease Payments and expiration of the Original Finance Agreements. As of March 31, 2022, the Company has fully repaid the Original Finance Agreements and Amendment.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019 and $2 million credit facility entered into on May 8, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of March 31, 2022, $19.1 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $2.2 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. On January 6, 2021, the ¥100M Credit Facility with CZB was extended for three (3) years until January 5, 2024. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 5, 2024 (the “¥100M Credit Period”). During the ¥100M Credit Period, Global may request to draw upon the ¥100M Credit Facility on an as-needed basis; however, draws under the ¥100M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥100M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. The agreements for the ¥100M Credit Facility and the Real Estate Security Agreement also contain rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type. As of March 31, 2022, $11.0 million was outstanding under the ¥100M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $7.7 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with CZB. Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the ¥50M Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of March 31, 2022, $7.6 million was outstanding under the ¥50M Credit Facility.

As of March 31, 2022 and December 31, 2021, the Company had $4.3 million and $7.4 million of unused borrowing capacity, respectively.

As of March 31, 2022 and December 31, 2021, there was $7.0 million and $5.4 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	March 31,	December 31,
	2022	2021
Principal	$80,500	$80,500
Unamortized debt issuance costs	(1,616)	(1,820)
Net carrying amount	$78,884	$78,680

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

The Company was not permitted to redeem the Notes prior to March 15, 2022.  The Company currently may redeem for cash all or part of the Notes if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such redemption notice.  The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  In addition, calling any Note for redemption will constitute a “make-whole fundamental change” with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended March 31,
	2022	2021
Contractual interest expense	$1,006	$1,006
Amortization of debt issuance costs	204	204
Total interest cost	$1,210	$1,210
Effective interest rate	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll	$6,157	$6,516
Accrued employee benefits	3,245	3,471
Accrued state and local taxes	973	1,897
Accrued interest	335	1,475
Advance payments	423	195
Accrued product warranty	171	263
Accrued commission expenses	1,024	1,003
Accrued professional fees	336	346
Accrued shipping and tariff expenses	19	33
Accrued other	554	388
Total accrued liabilities	$13,237	$15,587

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2022	2021
Foreign exchange transaction loss	$(523)	$(208)
Government subsidy income	18	39
Other non-operating gain	16	—
Gain on disposal of assets	39	0
Total other expense, net	$(450)	$(169)

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2006 Share Incentive Plan
●	the 2013 Equity Incentive Plan (“2013 Plan”)
●	the 2021 Equity Incentive Plan (“2021 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2022	270	$10.32		$5.44	1.44	$-
Outstanding, March 31, 2022	270	10.32		5.44		-
Exercisable, March 31, 2022	270	10.32		5.44		-
Vested and expected to vest	270	10.32		5.44		-

As of March 31, 2022, there was no unrecognized stock option expense.

Performance Based Incentive Plan

In June 2021, the Company approved to grant performance restricted stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a -three-year measurement period. The performance criteria for the PSUs are based on a combination of the performance of our stock price and the Total Shareholder Return (“TSR”) for the performance period compared with the TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria. We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period.  The company recognized $0.3 million expenses in the first quarter of 2022.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity, inclusive of performance based incentive plan (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2022	2,170		$11.15	$11,156
Granted	24		3.95	96
Released	(243)		3.84	935
Cancelled/Forfeited	(53)		10.76	194
Outstanding, March 31, 2022	1,898		10.75	6,928
Vested and expected to vest	1,898		10.75	6,928

As of March 31, 2022, there was $17.9 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.3 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2022	2021
Share-based compensation - by expense type
Cost of goods sold	$136	$201
Research and development	365	563
Sales and marketing	226	219
General and administrative	1,745	1,536
Total share-based compensation expense	$2,472	$2,519

Note 16.  Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 0%. For the three months ended March 31, 2022 and 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at March 31, 2022 was appropriate.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended March 31,
	2022	2021
Revenues:
United States	$2,559	$3,316
Taiwan	27,779	26,395
China	21,904	19,990
	$52,242	$49,701

	As of the period ended
	March 31,	December 31,
	2022	2021
Long-lived assets:
United States	$85,756	$87,709
Taiwan	59,995	63,644
China	107,335	108,509
	$253,086	$259,862

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

Note 19.  Subsequent Events

The Company repaid its revolving bank line of credit with Truist Bank in the amount of $16.6 million in April 2022.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” provided below, and those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2021 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

The spread of COVID-19 has impacted our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Currently, the suppliers who are responsible for most of our supply-chain constraints in 2021 have begun the process of returning to normal operations and have expressed optimism that their deliveries in 2022 will return to normal.  However, late in the first quarter of 2022, certain areas of China began to experience severe restrictions due to COVID-19 outbreaks there. Currently, it is not possible to estimate the impact (if any) of these restrictions because it is not clear how long the restrictions will be in place or the extent to which the restrictions will curtail production by our suppliers in the affected areas. In order to minimize the impact of these and any similar disruptions, we have added additional suppliers for many key components, where it is practical to do so.  We believe that these additional suppliers will be able to augment our supply of needed components, although in some cases these new suppliers' materials are more expensive than the pre-existing suppliers so a switch to these alternate suppliers could have a negative impact on gross margins and profitability. However, this is uncertain and we also cannot predict if other suppliers could encounter similar difficulties.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended
	March 31,		March 31,
	2022		2021
Revenue, net	$52,242	100.0%	$49,701	100.0%
Cost of goods sold	43,217	82.7%	38,982	78.4%
Gross profit	9,025	17.3%	10,719	21.6%
Operating expenses
Research and development	9,486	18.2%	10,928	22.0%
Sales and marketing	2,558	4.9%	2,960	6.0%
General and administrative	11,220	21.5%	10,869	21.9%
Total operating expenses	23,264	44.5%	24,757	49.8%
Loss from operations	(14,239)	(27.3)%	(14,038)	(28.2)%
Other income (expense)
Interest income	28	0.1%	16	0.0%
Interest expense	(1,401)	(2.7)%	(1,431)	(2.9)%
Other income, net	(450)	(0.9)%	(169)	(0.3)%
Total other income (expense), net	(1,823)	(3.5)%	(1,584)	(3.2)%
Loss before income taxes	(16,062)	(30.7)%	(15,622)	(31.4)%
Income tax expense	-	(0.0)%	0	(0.0)%
Net loss	$(16,062)	(30.7)%	$(15,622)	(31.4)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three months ended March 31,				Change
		% of		% of
	2022	Revenue	2021	Revenue	Amount	%
Data Center	$21,415	41.0%	$25,939	52.2%	$(4,524)	(17.4)%
CATV	24,980	47.8%	18,638	37.5%	6,342	34.0%
Telecom	5,265	10.1%	4,479	9.0%	786	17.5%
FTTH	98	0.0%	423	0.9%	(325)	(1.3)%
Other	484	0.9%	222	0.4%	262	118.0%
Total Revenue	$52,242	100.0%	$49,701	100.0%	$2,541	5.1%

The increase in revenue during the three months ended March 31, 2022 was driven primarily by increased demand for CATV products. The increase in demand from CATV multiple-system operators ("MSOs") resulted in strong demand for our CATV products, especially those products that are related to architecture improvements to enable delivery of additional bandwidth to consumers. This increase in bandwidth demand is particularly acute in the upstream direction, and sales of products associated with increased return-path bandwidth were notably strong in the quarter. Based on forecasts and current order bookings, we believe that this elevated CATV demand will likely continue through 2022. The increased demand in CATV was offset by decrease demand for datacenter products; this slowdown was related to inventory normalization following the surge in demand that was driven by the shift to working from home during the early stage of COVID-19. In the three months ended March 31, 2022, we began to increase manufacture of our latest generation 400G products for the datacenter. This increase in production is necessary to satisfy orders we began to receive from our customers for these products. We anticipate that as customers begin to order more 400G products, our datacenter business will resume growth.

For the three months ended March 31, 2022 and 2021, our top ten customers represented 88.6% and 90.5% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended March 31,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$43,217	82.7%	$38,982	78.4%	$4,235	10.9%
Gross margin	9,025	17.3%	10,719	21.6%

Cost of goods sold increased by $4.2 million, or 10.9%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a 5.1% increase in sales during the period.

Gross margin decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily as a result of changes in the mix of our datacenter and CATV products. In particular, we saw an increase in sales of certain CATV products relative to sales of transceivers. In addition, we experienced higher costs of certain raw materials and global supply chain disruptions due to COVID-19 closures of ports and factories in Asia (see the section above on the COVID-19 pandemic for more details of these challenges).

Operating expenses

	Three months ended March 31,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$9,486	18.2%	$10,928	22.0%	$(1,442)	(13.2)%
Sales and marketing	2,558	4.9%	2,960	6.0%	(402)	(13.6)%
General and administrative	11,220	21.5%	10,869	21.9%	351	3.2%
Total operating expenses	$23,264	44.5%	$24,757	49.8%	$(1,493)	(6.0)%

Research and development expense

Research and development expense decreased by $1.4 million, or 13.2% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products and other new product development, and depreciation expense resulting from R&D equipment investments. These decreases were primarily due to a decrease in personnel-related costs,share-based compensation expense, and less materials and supplies used in R&D activities.

Sales and marketing expense

Sales and marketing expense decreased by $0.4 million, or 13.6% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. These decreases were primarily due to a decrease in personnel-related costs, commission expenses, duties and freight. These decreases were partially offset by a increase in trade show expenses.

General and administrative expense

General and administrative expense increased by $0.4 million, or 3.2% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. These increases were primarily due to an increase in depreciation expense and performance based  incentive expenses. These increases were partially offset by a decrease in personnel-related costs and professional service fees.

Other income (expense), net

	Three months ended March 31,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$28	0.1%	$16	0.0%	$12	75.0%
Interest expense	(1,401)	(2.7)%	(1,431)	(2.9)%	30	(2.1)%
Other expense, net	(450)	(0.9)%	(169)	(0.3)%	(281)	166.3%
Total other expense, net	$(1,823)	(3.5)%	$(1,584)	(3.2)%	$(239)	15.1%

Interest income increased slightly for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense decreased slightly for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was due to lower average debt balances during the period.

Other expense increased by $0.3 million, or 166.3%, for the three months ended ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was mainly due to loss in foreign currency transaction.

Benefit (provision) for income taxes

	Three months ended March 31,
	2022	2021	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$-	-	-

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 0%. For the three months ended March 31, 2022 and 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

Liquidity and Capital Resources

As of March 31, 2022, we had $4.3 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2022, our cash, cash equivalents and restricted cash totaled $40.1 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

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

In March 2021, we commenced sales of common stock through the Second ATM Offering. As of March 31, 2022, the total gross sales were $1.0 million and thus remaining amount of common stock we have available to sell under the ATM Offering is $34.0 million.

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024 (the "Notes"), bearing interest at a rate of 5% per year maturing on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the Notes generated net proceeds of $76.4 million, after expenses. Also refer to Note 12 “Convertible Senior Notes” to the consolidated financial statements for further discussion of the Notes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(3,603)	$(15,214)
Net cash used in investing activities	(1,051)	(2,422)
Net cash provided by financing activities	3,736	17,475
Effect of exchange rates on cash and cash equivalents	(110)	(615)
Net decrease in cash and cash equivalents	$(1,028)	$(776)

Operating activities

For the three months ended March 31, 2022, net cash used in operating activities was $3.6 million. Net cash used in operating activities consisted of our net loss of $16.1 million after exclusion of non-cash items of $11.8 million. Cash decreased due to a decrease in accrued liabilities of $2.3 million and an increase in inventory of $2.0 million , offset with an decrease in trade receivables from our customers of $7.0 million.

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

Investing activities

For the three months ended March 31, 2022, net cash used in investing activities was $1.1 million, mainly from the purchase of additional plant, machinery and equipment.

For the three months ended March 31, 2021, net cash used in investing activities was $2.4 million, mainly from the purchase of additional plant, machinery and equipment.

Financing activities

For the three months ended March 31, 2022, our financing activities provided $3.7 million in cash. This increase in cash was due to $2.3 million net proceeds from lines of credit and $1.7 million net proceeds from acceptances payable.

For the  three months ended March 31, 2021, our financing activities provided $17.5 million in cash. This increase in cash was due to $15.1 million of net proceeds from our At The Market (ATM) Offerings, $13.2 million net proceeds from lines of credit offset by net loan repayment of $1.0 million and net repayment of acceptances payable of $9.5 million.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with Truist Bank. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of March 31, 2022, we were in compliance with these covenants.

In Taiwan, we do not currently have banking facilities for Prime World’s Taiwan Branch. In China, we have revolving lines of credit with Shanghai Pudong Development Bank Co., Ltd. and credit facilities with China Zheshang Bank Co., Ltd. for our China Subsidiary, Global .

As of March 31, 2022, we had $4.3 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million.  As of September 30, 2020, construction of the building is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe that the factory will be placed in service in second half of 2022 or early 2023, and at this time the factory property will be transferred from construction in progress to building and improvements.

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

Contractual Obligations and Commitments

Please refer to Item 7 "Mangement's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a complete discussion of its contractual obligations and commitments.

Inflation

The annual inflation rate in the US and Taiwan accelerated more than 7% in 2021. Cost inflation included increases in shipping costs, labor rates, and in costs of some raw materials. We currently believe these increases are related to the COVID-19 pandemic (see the section above on the COVID-19 pandemic for more details of these challenges), however we cannot be sure when or if prices will return to pre-pandemic levels. There is no guarantee that we can increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results.

Critical Accounting Policies and Estimates

In our Annual Report for the year ended December 31, 2021 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for credit losses, inventory reserves, impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets), goodwill and other indefinite-lived intangible assets, purchase price allocation of acquisitions, service and product warranties, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the fiscal year ended December 31, 2021. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed discussion of the risk factors affecting our Company. As of March 31, 2022, there have been no material changes to those risk factors.

Item 2.   Exhibits

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

APPLIED OPTOELECTRONICS, INC.

Date: May 5, 2022	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)