Form 10-Q
period 2022-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2022-08-04
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of August 1, 2022 there were 27,882,758 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$33,667	$34,656
Restricted cash	6,983	6,480
Accounts receivable - trade, net of allowance of $26 and $30, respectively	49,139	47,944
Notes receivable	212	8,148
Inventories, net	98,181	92,516
Prepaid income tax	-	1
Prepaid expenses and other current assets	6,235	4,334
Total current assets	194,417	194,079
Property, plant and equipment, net	224,349	243,035
Land use rights, net	5,500	5,856
Operating right of use asset	6,165	7,078
Financing right of use asset	41	57
Intangible assets, net	3,763	3,836
Other assets, net	520	518
TOTAL ASSETS	$434,755	$454,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$53,565	$49,689
Accounts payable	52,496	34,402
Bank acceptance payable	10,273	8,198
Current lease liability - operating	1,023	1,062
Current lease liability - financing	19	19
Accrued liabilities	12,440	15,587
Total current liabilities	129,816	108,957
Notes payable and long-term debt, less current portion	-	5,000
Convertible senior notes	79,090	78,680
Non-current lease liability - operating	6,202	7,189
Non-current lease liability - financing	53	63
TOTAL LIABILITIES	215,161	199,889
Stockholders' equity:
Common Stock; 45,000 shares authorized at $0.001 par value; 27,658 and 27,323 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	28	27
Additional paid-in capital	385,531	381,143
Accumulated other comprehensive income	7,226	16,071
Accumulated deficit	(173,191)	(142,671)
TOTAL STOCKHOLDERS' EQUITY	219,594	254,570
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$434,755	$454,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue, net	$52,299	$54,189	$104,540	$103,890
Cost of goods sold	43,671	43,411	86,888	82,393
Gross profit	8,628	10,778	17,652	21,497
Operating expenses
Research and development	8,328	10,914	17,814	21,842
Sales and marketing	2,164	2,832	4,722	5,792
General and administrative	11,035	10,681	22,254	21,550
Total operating expenses	21,527	24,427	44,790	49,184
Loss from operations	(12,899)	(13,649)	(27,138)	(27,687)
Other income (expense)
Interest income	31	16	59	32
Interest expense	(1,408)	(1,367)	(2,810)	(2,798)
Other income (expense), net	(180)	6,797	(629)	6,628
Total other income (expense), net	(1,557)	5,446	(3,380)	3,862
Loss before income taxes	(14,456)	(8,203)	(30,518)	(23,825)
Net loss	$(14,456)	$(8,203)	$(30,518)	$(23,825)
Net loss per share
Basic	$(0.52)	$(0.31)	$(1.11)	$(0.89)
Diluted	$(0.52)	$(0.31)	$(1.11)	$(0.89)

Weighted average shares used to compute net loss per share:
Basic	27,612,315	26,850,032	27,537,048	26,636,755
Diluted	27,612,315	26,850,032	27,537,048	26,636,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(14,456)	$(8,203)	$(30,518)	$(23,825)
Gain (Loss) on foreign currency translation adjustment	(7,583)	3,630	(8,845)	2,596
Comprehensive loss	$(22,039)	$(4,573)	$(39,363)	$(21,229)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months ended June 30, 2022 and 2021

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2022	—	$—	27,530	$28	$383,474	$14,809	$(158,735)	$239,576
Issuance of restricted stock, net of shares withheld for employee tax	—	—	128	—	(87)	—	—	(87)
Share-based compensation	—	—	—	—	2,144	—	—	2,144
Foreign currency translation adjustment	—	—	—	—	—	(7,583)	—	(7,583)
Net loss	—	—	—	—	—	—	(14,456)	(14,456)
June 30, 2022	—	$—	27,658	$28	$385,531	$7,226	$(173,191)	$219,594

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2021	—	$—	26,787	$27	$371,920	$10,656	$(104,131)	$278,472
Public offering of common stock, net	—	—	35	—	262	—	—	262
Issuance of restricted stock, net of shares withheld for employee tax	—	—	97	—	(144)	—	—	(144)
Share-based compensation	—	—	—	—	3,274	—	—	3,274
Foreign currency translation adjustment	—	—	—	—	—	3,630	—	3,630
Net loss	—	—	—	—	—	—	(8,203)	(8,203)
June 30, 2021	—	$—	26,919	$27	$375,312	$14,286	$(112,334)	$277,291

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2022	—	$—	27,323	$27	$381,143	$16,071	$(142,671)	$254,570
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of shares withheld for employee tax	—	—	335	1	(228)	—	—	(227)
Share-based compensation	—	—	—	—	4,616	—	—	4,616
Foreign currency translation adjustment	—	—	—	—	—	(8,845)	(2)	(8,847)
Net loss	—	—	—	—	—	—	(30,518)	(30,518)
June 30, 2022	—	$—	27,658	$28	$385,531	$7,226	$(173,191)	$219,594

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2021	—	$—	25,110	$25	$354,685	$11,690	$(88,509)	$277,891
Public offering of common stock, net	—	—	1,546	2	15,228	—	—	15,230
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	8	—	—	8
Issuance of restricted stock, net of shares withheld for employee tax	—	—	261	—	(402)	—	—	(402)
Share-based compensation	—	—	—	—	5,793	—	—	5,793
Foreign currency translation adjustment	—	—	—	—	—	2,596	—	2,596
Net loss	—	—	—	—	—	—	(23,825)	(23,825)
June 30, 2021	—	$—	26,919	$27	$375,312	$14,286	$(112,334)	$277,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2022	2021
Operating activities:
Net loss	$(30,518)	$(23,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses on accounts receivable	(4)	-
Lower of cost or market reserve adjustment to inventory	2,403	2,211
Depreciation and amortization	11,995	12,870
Amortization of debt issuance costs	425	434
Loss on disposal of assets	(35)	5
Share-based compensation	4,616	5,793
Interest for extinguishment of debt	-	(70)
Extinguishment of debt	-	(6,229)
Unrealized foreign exchange gain	1,366	692
Changes in operating assets and liabilities:
Accounts receivable, trade	5,938	(5,362)
Notes receivable	7,911	(3,390)
Prepaid income tax	1	-
Inventories	(11,530)	8,934
Other current assets	(2,118)	72
Operating right of use asset	476	381
Accounts payable	10,966	(3,889)
Accrued liabilities	(2,730)	(3,082)
Lease liability	(512)	(427)
Net cash used in operating activities	(1,350)	(14,882)
Investing activities:
Purchase of property, plant and equipment	(1,669)	(3,582)
Proceeds from disposal of equipment	118	110
Deposits for equipment	(214)	(272)
Purchase of intangible assets	(245)	(188)
Net cash used in investing activities	(2,010)	(3,932)
Financing activities:
Principal payments of long-term debt and notes payable	(7,336)	(2,227)
Proceeds from line of credit borrowings	76,903	66,742
Repayments of line of credit borrowings	(69,988)	(50,119)
Proceeds from bank acceptance payable	19,951	10,722
Repayments of bank acceptance payable	(17,292)	(20,206)
Principal payments of financing lease	(9)	(9)
Exercise of stock options	-	8
Payments of tax withholding on behalf of employees related to share-based compensation	(227)	(402)
Proceeds from common stock offering, net	-	15,336
Net cash provided by financing activities	2,002	19,845
Effect of exchange rate changes on cash	872	(646)
Net decrease in cash, cash equivalents and restricted cash	(486)	385
Cash, cash equivalents and restricted cash at beginning of period	41,136	50,114
Cash, cash equivalents and restricted cash at end of period	$40,650	$50,499
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$2,616	$2,394
Income taxes	-	1
Non-cash investing and financing activities:
Extinguishment of Debt and interest	-	(6,299)
Net change in accounts payable related to property and equipment additions	(291)	(2,341)
Net change in deposits and prepaid for equipment related to property and equipment additions	41	35

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Description of Business

Business Overview

Applied Optoelectronics, Inc. (“AOI” or the “Company”) is a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: cable television ("CATV"), internet data center, telecommunications ("telecom") and fiber-to-the-home ("FTTH"). The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and June 30, 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2022, as compared to the significant accounting policies described in its 2021 Annual Report, except as described below.

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

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended June 30,
		% of		% of
	2022	Revenue	2021	Revenue
CATV	$23,713	45.4%	$27,599	51.0%
Data Center	21,497	41.1%	22,392	41.3%
Telecom	6,276	12.0%	3,333	6.2%
FTTH	27	0%	298	0.5%
Other	786	1.5%	567	1.0%
Total Revenue	$52,299	100.0%	$54,189	100.0%

	Six months ended June 30,
		% of		% of
	2022	Revenue	2021	Revenue
CATV	$48,694	46.7%	$46,238	44.5%
Data Center	42,911	41.0%	48,331	46.5%
Telecom	11,541	11.0%	7,811	7.5%
FTTH	124	0.1%	722	0.7%
Other	1,270	1.2%	788	0.8%
Total Revenue	$104,540	100.0%	$103,890	100.0%

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

The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease expense	$293	$304	$598	$606
Financing lease expense	8	8	16	16
Short Term lease expense	17	5	21	14
Total lease expense	$318	$317	$635	$636

Maturities of lease liabilities are as follows for the future one-year periods ending  June 30, 2022 (in thousands):

	Operating	Financing
2023	$1,241	$22
2024	1,204	54
2025	1,157	—
2026	1,168	—
2027	1,108	—
2028 and thereafter	2,165	—
Total lease payments	$8,043	$76
Less imputed interest	(818)	(4)
Present value	$7,225	$72

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	Six months ended June 30,
	2022	2021
Weighted Average Remaining Lease Term (Years) - operating leases	6.67	7.84
Weighted Average Remaining Lease Term (Years) - financing leases	1.33	2.33
Weighted Average Discount Rate - operating leases	3.22%	3.23%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	622	653
Operating cash flows from financing lease	2	3
Financing cash flows from financing lease	9	9
Right-of-use assets obtained in exchange for new operating lease liabilities	-	109

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$33,667	$34,656
Restricted cash	6,983	6,480
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$40,650	$41,136

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances required for certain credit facilities. As of June 30, 2022 and December 31, 2021, there was $4.8 million and $3.0 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $0.3 million and $2.4 million certificate of deposit associated with credit facilities with a bank in China as of June 30, 2022 and December 31, 2021, respectively. There was $1.8 million and $1.0 million guarantee deposits for customs duties as of  June 30, 2022 and December 31, 2021, respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(14,456)	$(8,203)	$(30,518)	$(23,825)
Denominator:
Weighted average shares used to compute net loss per share
Basic	27,612	26,850	27,537	26,637
Diluted	27,612	26,850	27,537	26,637
Net loss per share
Basic	$(0.52)	$(0.31)	$(1.11)	$(0.89)
Diluted	$(0.52)	$(0.31)	$(1.11)	$(0.89)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Employee stock options	__	4	__	8
Restricted stock units	__	9	__	14
Shares for convertible senior notes	4,587	4,587	4,587	4,587
Total antidilutive shares	4,587	4,600	4,587	4,609

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$36,596	$29,469
Work in process and sub-assemblies	50,446	41,528
Finished goods	11,139	21,519
Total inventories	$98,181	$92,516

The lower of cost or market adjustment expensed for inventory for the three months ended June 30, 2022 and 2021 was $0.4 million and $1.3 million, respectively. The lower of cost or market adjustment expensed for inventory for the six months ended June 30, 2022 and 2021 was $2.4 million and $2.2 million, respectively.

For the three months ended June 30, 2022 and 2021, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $1.8 million and $4.8 million, respectively. For the six months ended June 30, 2022 and 2021, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $2.7 million and $10.8 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2022	December 31, 2021
Land improvements	$806	$806
Building and improvements	87,118	89,698
Machinery and equipment	256,414	266,386
Furniture and fixtures	5,491	5,658
Computer equipment and software	12,144	12,727
Transportation equipment	703	726
	362,676	376,001
Less accumulated depreciation and amortization	(171,735)	(167,772)
	190,941	208,229
Construction in progress	32,307	33,705
Land	1,101	1,101
Total property, plant and equipment, net	$224,349	$243,035

For the three months ended June 30, 2022 and 2021, the depreciation expense of property, plant and equipment was $5.7 million and $6.3 million, respectively. For the six months ended June 30, 2022 and 2021, the depreciation expense of property, plant and equipment was $11.7 million and $12.6 million, respectively. For the three months ended June 30, 2022 and 2021, the capitalized interest was $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2022 and 2021, the capitalized interest was $0.2 million and $0.3 million, respectively.

As of June 30, 2022, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2022
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,781	$(5,041)	$3,740
Trademarks	42	(19)	23
Total intangible assets	$8,823	$(5,060)	$3,763

	December 31, 2021
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,597	$(4,779)	$3,818
Trademarks	35	(17)	18
Total intangible assets	$8,632	$(4,796)	$3,836

For the three months ended June 30, 2022 and 2021, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was each $0.2 million. For the six months ended June 30, 2022 and 2021, the amortization expense for intangible assets, was each $0.3 million. The remaining weighted average amortization period for intangible assets is approximately 6 years.

At June 30, 2022, future amortization expense for intangible assets for future one year periods is estimated to be (in thousands):

2023	$611
2024	611
2025	611
2026	611
2027	611
2028	611
thereafter	97
$3,763

Note 10.  Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of June 30, 2022				As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$33,667	$—	$—	$33,667	$34,656	$—	$—	$34,656
Restricted cash	6,983	—	—	6,983	6,480	—	—	$6,480
Note receivable	—	212	—	212	—	8,148	—	8,148
Total assets	$40,650	$212	$—	$40,862	$41,136	$8,148	$—	$49,284
Liabilities:
Bank acceptance payable	$—	$10,273	$—	$10,273	$—	$8,198	$—	8,198
Convertible senior notes	—	68,667	—	68,667	—	67,588	—	67,588
Total liabilities	$—	$78,940	$—	$78,940	$—	$75,786	$—	$75,786

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

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2022	December 31, 2021
Revolving line of credit with a U.S. bank up to $20,000 with interest at 2.56% , maturing April 15, 2023	$17,038	$14,373
Notes payable to a finance company due in monthly installments with 3.1% interest, matured January 21, 2022	-	170
Revolving line of credit with a China bank up to $25,449 with interest from 2.8% to 4.57%, maturing May 24, 2024	19,651	19,595
Credit facility with a China bank up to $29,800 with interest of 2.6%~4.8%, maturing June 6, 2027	16,885	13,044
Credit facility with a China bank up to $7,167 with interest of 5.7%, matured June 27, 2022	-	7529
Sub-total	53,574	54,711
Less debt issuance costs, net	(9)	(22)
Grand total	53,565	54,689
Less current portion	(53,565)	(49,689)
Non-current portion	$-	$5,000

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$10,273	$8,198

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2022.

Maturities of long-term debt are as follows for the future one-year periods ending June 30, (in thousands):

Within one year	$53,565
Beyond one year	-
Total outstanding	$53,565

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

On  December 29, 2021, the Company executed a Sixth Amendment to the Loan Agreement (the "Sixth Amendment") and a Fifth Amendment to Security Agreement, a Note Modification Agreement, and an Addendum to Promissory Note (together the "Sixth Amended Credit Facility") with Truist Bank. The Sixth Amended Credit Facility extends the $20 million line of credit, originally entered into on  September 28, 2017, until  April 15, 2023. Borrowings will bear interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 1.56%, with a SOFR floor of 0.75%. As of June 30, 2022, the Company had $17 million of outstanding borrowings and was in compliance with all covenants under the Sixth Amended Credit Facility.

On September 15, 2020, Prime World entered into an Amendment to the Finance Lease Agreements dated November 29, 2018 and January 21, 2019 (the “Amendment”) with Chailease Finance Co., Ltd. (“Chailease”). The Amendment amends the Finance Lease Agreements, dated November 29, 2018 and January 21, 2019 (hereafter collectively referred to as the “Original Finance Agreements”). Pursuant to the Amendment, Prime World agrees to pay Chailease NT$22,311,381, or approximately $0.8 million for certain leased equipment listed in the Amendment (the “Leased Equipment”). This payment includes all outstanding lease payments, costs and expenses; simultaneously, Chailease agrees to transfer title of such Leased Equipment back to Prime World. Regarding all other equipment contemplated in the Original Finance Agreements but not listed in the Amendment, pursuant to the terms and conditions made under the Original Finance Agreements, Prime World is obligated to pay Chailease monthly lease payments which total NT$159,027,448, or approximately $5.5 million (the “Lease Payments”). The Lease Payments began on September 21, 2020 with the last Lease Payment due on January 21, 2022, title of all other equipment contemplated under the Original Finance Agreements but not listed in the Amendment transferred to Prime World upon completion of the Lease Payments and expiration of the Original Finance Agreements. As of June 30, 2022, the Company has fully repaid the Original Finance Agreements and Amendment.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019 and $2 million credit facility entered into on May 8, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of June 30, 2022, $19.7 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $4.2 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. On January 6, 2021, the ¥100M Credit Facility with CZB was extended for three (3) years until January 5, 2024. Global may draw upon the ¥100M Credit Facility from June 21, 2019 until January 5, 2024 (the “¥100M Credit Period”). The Company repaid and replaced this loan agreement on June 7, 2022.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (" ¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to the Bank's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. As of June 30, 2022, $16.9 million was outstanding under the ¥200M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $6.1 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with CZB. Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the ¥50M Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of June 30, 2022, the Company has fully repaid the ¥50M Credit Facility.

As of June 30, 2022 and December 31, 2021, the Company had $14.8 million and $7.4 million of unused borrowing capacity respectively

As of June 30, 2022 and December 31, 2021, there was $5.1 million and $5.4 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	June 30,	December 31,
	2022	2021
Principal	$80,500	$80,500
Unamortized debt issuance costs	(1,410)	(1,820)
Net carrying amount	$79,090	$78,680

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,006	$1,006	$2,013	$2,013
Amortization of debt issuance costs	206	206	410	410
Total interest cost	$1,212	$1,212	$2,423	$2,423
Effective interest rate	5.1%	5.1%	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll	$4,986	$6,516
Accrued employee benefits	2,345	3,471
Accrued state and local taxes	980	1,897
Accrued interest	1,397	1,475
Advance payments	631	195
Accrued commission expenses	1,073	1,003
Accrued professional fees	334	346
Accrued product warranty	173	263
Accrued shipping and tariff expenses	-	33
Accrued capital expenditure	7	-
Accrued other	514	388
Total accrued liabilities	$12,440	$15,587

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Foreign exchange transaction gain (loss)	$(289)	$427	$(811)	$218
Government subsidy income	84	115	102	154
Other non-operating gain	28	31	45	32
Loan forgiveness	-	6,229	-	6,229
Gain (loss) on disposal of assets	(3)	(5)	35	(5)
Total other income (expenses) , net	$(180)	$6,797	$(629)	$6,628

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2006 Share Incentive Plan
●	the 2013 Equity Incentive Plan (“2013 Plan”)
●	the 2021 Equity Incentive Plan (“2021 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2022	269	$10.32		$5.44	1.6879	$-
Exercised	-	-		-		-
Forfeited	(5)	-		-		-
Outstanding, June 30, 2022	264	10.40		5.45	1.2174	-
Exercisable, June 30, 2022	264	10.40		5.45	1.2174	-
Vested and expected to vest	264	10.40		5.45	1.2174	-

As of June 30, 2022, there was no unrecognized stock option expense.

Performance Based Incentive Plan

In June 2021, the Company approved to grant restricted performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a -three-year measurement period. The performance criteria for the PSUs are based on a combination of the performance of our stock price and the Total Shareholder Return (“TSR”) for the performance period compared with the TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria. We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period.  The Company recognized PSU expenses of $0.7 million for six months ended on June 30 2022.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity, inclusive of performance based incentive plan (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2022	2,170		$11.15	$11,156
Granted	1,679		2.03	3,064
Released	(400)		12.34	1,383
Cancelled/Forfeited	(99)		10.79	153
Outstanding, June 30, 2022	3,350		6.45	5,193
Vested and expected to vest	3,350		6.45	5,193

As of June 30, 2022, there was $18.6 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.3 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Share-based compensation - by expense type
Cost of goods sold	$114	$266	$250	$467
Research and development	310	630	675	1,193
Sales and marketing	186	329	412	548
General and administrative	1,534	2,048	3,279	3,585
Total share-based compensation expense	$2,144	$3,273	$4,616	$5,793

Note 16.  Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 0%. For the three months ended June 30, 2022 and 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state,

Taiwan, and China deferred tax assets ("DTA").

The Company's effective tax rate for the six months ended June 30, 2022 and 2021 was 0%. For the six months ended June 30, 2022 and 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan and China DTA.

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at June 30, 2022 was appropriate.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
United States	$1,147	$3,422	$3,705	$6,737
Taiwan	37,205	29,493	64,984	55,888
China	13,947	21,274	35,851	41,265
	$52,299	$54,189	$104,540	$103,890

	As of the period ended
	June 30,	December 31,
	2022	2021
Long-lived assets:
United States	$83,750	$87,709
Taiwan	56,174	63,644
China	99,894	108,509
	$239,818	$259,862

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

Note 19.  Subsequent Events

The Company repaid its revolving bank line of credit with Truist Bank in the amount of $17million on July 5, 2022.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target four networking end-markets: CATV, internet data centers, telecom and FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we typically begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the CATV, internet data center, telecom and FTTH markets which increasingly demand faster connectivity and innovation. Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations, and we have an additional research and development facility in Duluth, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD processes), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. Additionally, in our Taiwan location, we manufacture transceivers for the internet data center, telecom, FTTH and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the CATV transmitters (at the headend), CATV outdoor equipment (at the node) and internet data center market, . Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2015. Our facilities in Ningbo, China, Taipei, Taiwan, and Sugar Land, Texas are all certified to ISO 14001:2015.

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

The spread of COVID-19 has impacted our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Currently, the suppliers who were responsible for most of our supply-chain constraints in 2021 have begun returning to normal operations and have expressed optimism that their deliveries in 2022 will return to normal.  However, late in the first quarter of 2022, certain areas of China began to experience severe restrictions due to COVID-19 outbreaks. Also, certain of our suppliers for semiconductor components have recently notified us of lengthy delays in shipments of certain integrated circuits used in some of our products. Currently, it is not possible to estimate the impact (if any) of these restrictions because it is not clear how long the restrictions will be in place or the extent to which the restrictions will curtail production by our suppliers in the affected areas. In order to minimize the impact of these and any similar disruptions, we have added additional suppliers for many key components, where it is practical to do so.  Also, where it is possible, we have in many cases begun to utilize alternative components in place of the originally-specified components when the original components have experienced supply disruption. We believe that these additional suppliers and alternative parts will be able to augment our supply of needed components, although in some cases these alternative materials are more expensive than the original ones so a switch to these alternate materials has had a negative impact on gross margins and profitability. Due to a mix of old and new parts used in production, it is difficult to estimate the amount of margin reduction associated with these alternatives. Due to the changing supply environment, it is also difficult to estimate the future impact, if any, of these additional supply-chain related costs.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2022		2021		2022		2021
Revenue, net	$52,299	100.0%	$54,189	100.0%	$104,540	100.0%	$103,890	100.0%
Cost of goods sold	43,671	83.5%	43,411	80.1%	86,888	83.1%	82,393	79.3%
Gross profit	8,628	16.5%	10,778	19.9%	17,652	16.9%	21,497	20.7%
Operating expenses
Research and development	8,328	15.9%	10,914	20.1%	17,814	17.0%	21,842	21.0%
Sales and marketing	2,164	4.1%	2,832	5.2%	4,722	4.5%	5,792	5.6%
General and administrative	11,035	21.1%	10,681	19.7%	22,254	21.3%	21,550	20.7%
Total operating expenses	21,527	41.1%	24,427	45.0%	44,790	42.8%	49,184	47.3%
Loss from operations	(12,899)	(24.6)%	(13,649)	(25.1)%	(27,138)	(25.9)%	(27,687)	(26.6)%
Other income (expense)
Interest income	31	0.1%	16	0.0%	59	0.1%	32	0.0%
Interest expense	(1,408)	(2.7)%	(1,367)	(2.5)%	(2,810)	(2.7)%	(2,798)	(2.7)%
Other income, net	(180)	(0.3)%	6,797	12.5%	(629)	(0.6)%	6,628	6.4%
Total other income (expense), net	(1,557)	(2.9)%	5,446	10.0%	(3,380)	(3.2)%	3,862	3.7%
Loss before income taxes	(14,456)	(27.6)%	(8,203)	(15.1)%	(30,518)	(29.2)%	(23,825)	(22.9)%
Net loss	$(14,456)	(27.6)%	$(8,203)	(15.1)%	$(30,518)	(29.2)%	$(23,825)	(22.9)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the CATV, internet data center, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three months ended June 30,				Change
		% of		% of
	2022	Revenue	2021	Revenue	Amount	%
CATV	$23,713	45.4%	$27,599	51.0%	$(3,858)	(14.0)%
Data Center	21,497	41.1%	22,392	41.5%	(922)	(4.1)%
Telecom	6,276	12.0%	3,333	6.5%	2,943	88.3%
FTTH	27	0.1%	298	0.0%	(272)	(91.1)%
Other	786	1.5%	566	1.0%	220	38.8%
Total Revenue	$52,299	100.0%	$54,188	100.0%	$(1,890)	(3.5)%

	Six months ended June 30,				Change
		% of		% of
	2022	Revenue	2021	Revenue	Amount	%
CATV	$48,694	46.7%	$46,238	44.5%	$2,483	5.4%
Data Center	42,911	41.0%	48,331	46.5%	(5,446)	(11.3)%
Telecom	11,541	11.0%	7,811	7.5%	3,730	47.8%
FTTH	124	0.1%	722	0.0%	(598)	(82.8)%
Other	1,270	1.2%	788	0.8%	482	61.2%
Total Revenue	$104,540	100.0%	$103,890	100.0%	$651	0.6%

Revenue decreased by $1.9 million, or 3.5%, for the three months ended June 30, 2022 as compared to June 30, 2021, primarily due to decrease in CATV product sales arising from supply chain constraints during the pandemic lockdown in Shanghai, China. The decrease was offset by the increase of Telecom sales. Revenue for the six months ended June 30, 2022 slightly increased compared to June 30, 2021 due to more sales of CATV and Telecom products partially offset by decreases in datacenter and FTTH sales.

Although sales of CATV products in the three months ended June 30, 2022 were lower than in the same period in the prior year due to supply chain constraints, demand for CATV products has been elevated compared to the prior year. Based on customer forecasts and order backlog we believe that this elevated CATV demand will likely continue into 2023.

We have begun to see increased orders for our 400G datacenter products from several large customers. Based on forecasts from our customers, we expect increased demand for these products through the end of 2022.

For the three months ended June 30, 2022 and 2021, our top ten customers represented 87.1% and 86.8% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended June 30,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$43,671	83.5%	$43,411	80.1%	$260	0.6%
Gross margin	8,628	16.5%	10,778	19.9%	$(2,150)	(19.9)%

	Six months ended June 30,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$86,888	83.1%	$82,393	79.3%	$4,495	5.5%
Gross margin	17,652	16.9%	21,497	20.7%	$(3,845)	(17.9)%

Cost of goods sold increased by $0.2 million, or 0.6%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to 3.5% sales decrease offset by higher cost of certain raw materials due to global supply chain disruption. Cost of goods sold increased by $4.5 million, or 5.5%, for the six months ended June 30, 2022, primarily due to higher cost of certain raw materials due to global supply chain disruptions.

Gross margin decreased $2.2 million, or 19.9% and $3.8 million, or 17.9%, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, primarily as a result of changes in the mix of our CATV and datacenter products. In addition, we experienced higher costs of certain raw materials and global supply chain disruptions due to COVID-19 closures of ports and factories in Asia (see the section above on the COVID-19 pandemic for more details of these challenges).

Operating expenses

	Three months ended June 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,328	15.9%	$10,914	20.1%	$(2,586)	(23.7)%
Sales and marketing	2,164	4.1%	2,832	5.2%	(668)	(23.6)%
General and administrative	11,035	21.1%	10,681	19.7%	354	3.3%
Total operating expenses	$21,527	41.1%	$24,427	45.1%	$(2,900)	(11.9)%

	Six months ended June 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$17,814	17.0%	$21,842	21.0%	$(4,028)	(18.4)%
Sales and marketing	4,722	4.5%	5,792	5.6%	(1,071)	(18.5)%
General and administrative	22,254	21.3%	21,550	20.7%	704	3.3%
Total operating expenses	$44,790	42.8%	$49,184	47.3%	$(4,395)	(8.9)%

Research and development expense

Research and development expense decreased by $2.6 million, or 23.7% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Research and development expense decreased by $4 million, or 18.4%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products and other new product development, and depreciation expense resulting from R&D equipment investments. These decreases were primarily due to a decrease in personnel-related costs, share-based compensation expense, and less materials and supplies used in R&D activities.

Sales and marketing expense

Sales and marketing expense decreased by $0.7 million, or 23.6% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Sales and marketing expense decreased by $1.1 million, or 18.5%, for the six months ended June 30, 2022 as compared to the three months ended June 30, 2021.These decreases were primarily due to a decrease in personnel-related costs, duties and freight. These decreases were partially offset by an increase in trade show expenses.

General and administrative expense

General and administrative expense increased slightly by $0.4 million, or 3.3% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. General and administrative expense increase by $0.7 million, or 3.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These increases were primarily due to an increase in depreciation expense and performance based incentive expenses. These increases were partially offset by a decrease in personnel-related costs and professional service fees.

Other income (expense), net

	Three months ended June 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$31	0.1%	$16	0.0%	$16	100.4%
Interest expense	(1,408)	(2.7)%	(1,367)	(2.5)%	(41)	(3.0)%
Other income (expense), net	(180)	(0.3)%	6,797	12.5%	(6,977)	(102.6)%
Total other income (expense), net	$(1,557)	(2.9)%	$5,446	(10.0)%	$(7,002)	(128.6)%

	Six months ended June 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$59	0.1%	$32	0.0%	$27	84.5%
Interest expense	(2,810)	(2.7)%	(2,798)	(2.7)%	(11)	(0.4)%
Other income (expense), net	(629)	(0.6)%	6,628	6.4%	(7,257)	(109.5)%
Total other income (expense), net	$(3,380)	(3.2)%	$3,862	3.7%	$(7,241)	(187.5)%

Interest income increased slightly for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense increased slightly for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. This increase was due to higher average debt interest rate during the period.

Other income, net decreased by $7 million, or 102.6%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Other income, net decreased by $7.3 million, or 109.5%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2022. This decrease was mainly due to the other income received in the second quarter of 2021 from the forgiveness by the SBA of the Company's PPP Loan forgiveness application for the entire PPP Loan balance of $6.23 million and foreign currency loss arising from unfavorable exchange rate change.

Benefit (provision) for income taxes

	Three months ended June 30,
	2022	2021	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$-	$-	-

	Six months ended June 30,
	2022	2021	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$-	$-	-

The Company’s effective tax rate for the three months and six months ended June 30, 2022 and 2021 was 0%. For the three months and six months ended June 30, 2022 and 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

Comprehensive Loss

	Three months ended June 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(14,456)	(27.6)%	$(8,203)	(15.1)%	$(6,253)	76.2%
Gain (Loss) on foreign currency translation adjustment	(7,583)	(14.5)%	3,630	6.7%	(11,213)	(308.9)%
Comprehensive loss	$(22,309)	(42.7)%	$(4,573)	(8.4)%	$(17,736)	387.8%

	Six months ended June 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(30,518)	(29.2)%	$(23,825)	(38.5)%	$(6,693)	28.1%
Gain (Loss) on foreign currency translation adjustment	(8,845)	(8.5)%	2,596	4.2%	(11,441)	(440.7)%
Comprehensive loss	$(39,363)	(37.7)%	$(21,229)	(34.3)%	$(18,134)	85.4%

Comprehensive loss increased by $17.7 million, or 387.8%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to increase of $11.2 million loss of foreign currency translation adjustments for non-U.S. dollar functional currency operations.  The functional currency for the Company’s operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidated financial statements by translating the assets and liabilities into the U.S. dollar at the exchange rates applicable at the end of the reporting period. Translation gains or losses are accumulated in other comprehensive income (loss) in the consolidated statements of shareholders’ equity and are also included in comprehensive loss.

Comprehensive loss increased by $18.1 million, or 85.4%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to increase of $11.4 million loss of foreign currency translation adjustments for non-U.S. dollar functional currency operations.

Liquidity and Capital Resources

As of June 30, 2022, we had $14.8 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2022, our cash, cash equivalents and restricted cash totaled $40.7 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

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

In March 2021, we commenced sales of common stock through the Second ATM Offering. As of June 30, 2022, the total gross sales were $1.0 million and thus remaining amount of common stock we have available to sell under the ATM Offering is $34.0 million.

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024 (the "Notes"), bearing interest at a rate of 5% per year maturing on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the Notes generated net proceeds of $76.4 million, after expenses. Also, refer to Note 12 “Convertible Senior Notes” to the consolidated financial statements for further discussion of the Notes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(1,350)	$(14,882)
Net cash used in investing activities	(2,010)	(3,932)
Net cash provided by financing activities	2,002	19,845
Effect of exchange rates on cash and cash equivalents	872	(646)
Net increase (decrease) in cash and cash equivalents	$(486)	$385

Operating activities

For the six months ended June 30, 2022, net cash used in operating activities was $1.3 million. Net cash used in operating activities consisted of our net loss of $30.5 million after exclusion of non-cash items of $20.8 million. Cash decreased due to an increase in inventory of $11.5 million, a decrease in accrued liabilities of $2.7 million, offset with an increase in accounts payable of $11 million and a decrease in accounts receivable and trade receivables from our customers of $5.9 million and $7.9 million, respectively.

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

Investing activities

For the six months ended June 30, 2022, net cash used in investing activities was $2 million, mainly from the purchase of additional plant, machinery and equipment.

For the six months ended June 30, 2021, net cash used in investing activities was $3.9 million, mainly from the purchase of additional plant, machinery and equipment.

Financing activities

For the six months ended June 30, 2022, our financing activities provided $2 million in cash. This increase in cash was due to $6.9 million net proceeds from lines of credit and $2.7 million net proceeds from bank acceptances, offset by repayment of loan of $7.3 million.

For the six months ended June 30, 2021, our financing activities provided $19.8 million in cash. This increase in cash was due to $15.3 million of net proceeds from our At The Market (ATM) Offerings, $16.6 million proceeds from line of credit, offset by repayment of loan and bank acceptance of $2.2 million and $9.5 million, respectively.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with Truist Bank. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of June 30, 2022, we were in compliance with these covenants.

As of June 30, 2022, we had $14.8 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million.  As of September 30, 2020, construction of the building is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe that the factory will be placed in service in early 2023, and at this time the factory property will be transferred from construction in progress to building and improvements.

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

Contractual Obligations and Commitments

Please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a complete discussion of its contractual obligations and commitments.

Inflation

The annual inflation rate in the US and Taiwan accelerated more than 7% in 2021 and in the US increased to 9.1% in 2022. Cost inflation included increases in shipping costs, labor rates, and in costs of some raw materials. We currently believe these increases are related to the COVID-19 pandemic (see the section above on the COVID-19 pandemic for more details of these challenges), however we cannot be sure when or if prices will return to pre-pandemic levels. There is no guarantee that we can increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Part II. Other Information

Item 1.   Legal Proceedings

Information with respect to legal proceedings can be found in Note 18 to the Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this report.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed discussion of the risk factors affecting our Company. As of June 30, 2022, there have been no material changes to those risk factors.

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

10.1*	Translation of the Maximum Loan Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd, dated June 7, 2022. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2022).

10.2*	Translation of the Maximum Mortgage Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd, dated June 7, 2022. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2022).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 4, 2022	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)