Form 10-Q
period 2022-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2022-11-03
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of November 1, 2022 there were 28,523,719 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$26,268	$34,656
Restricted cash	8,307	6,480
Accounts receivable - trade, net of allowance of $23 and $30, respectively	52,823	47,944
Notes receivable	9	8,148
Inventories, net	94,261	92,516
Prepaid income tax	-	1
Prepaid expenses and other current assets	6,132	4,334
Total current assets	187,800	194,079
Property, plant and equipment, net	211,586	243,035
Land use rights, net	5,168	5,856
Operating right of use asset	5,600	7,078
Financing right of use asset	34	57
Intangible assets, net	3,740	3,836
Other assets, net	415	518
TOTAL ASSETS	$414,343	$454,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable and long-term debt	$51,357	$49,689
Accounts payable	52,311	34,402
Bank acceptance payable	13,760	8,198
Current lease liability - operating	998	1,062
Current lease liability - financing	19	19
Accrued liabilities	12,444	15,587
Total current liabilities	130,889	108,957
Notes payable and long-term debt, less current portion	-	5,000
Convertible senior notes	79,298	78,680
Non-current lease liability - operating	5,570	7,189
Non-current lease liability - financing	48	63
TOTAL LIABILITIES	215,805	199,889
Stockholders' equity:
Common Stock; 45,000 shares authorized at $0.001 par value; 28,058 and 27,323 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	28	27
Additional paid-in capital	388,316	381,143
Accumulated other comprehensive income	(988)	16,071
Accumulated deficit	(188,818)	(142,671)
TOTAL STOCKHOLDERS' EQUITY	198,538	254,570
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$414,343	$454,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue, net	$56,693	$53,267	$161,233	$157,157
Cost of goods sold	46,944	45,143	133,832	127,537
Gross profit	9,749	8,124	27,401	29,620
Operating expenses
Research and development	9,206	10,149	27,021	31,990
Sales and marketing	2,385	2,783	7,107	8,576
General and administrative	11,654	10,645	33,908	32,195
Total operating expenses	23,245	23,577	68,036	72,761
Loss from operations	(13,496)	(15,453)	(40,635)	(43,141)
Other income (expense)
Interest income	31	17	90	49
Interest expense	(1,621)	(1,359)	(4,431)	(4,158)
Other income (expense), net	(541)	998	(1,171)	7,628
Total other income (expense), net	(2,131)	(344)	(5,512)	3,519
Loss before income taxes	(15,627)	(15,797)	(46,147)	(39,622)
Net loss	$(15,627)	$(15,797)	$(46,147)	$(39,622)
Net loss per share
Basic	$(0.56)	$(0.58)	$(1.67)	$(1.48)
Diluted	$(0.56)	$(0.58)	$(1.67)	$(1.48)

Weighted average shares used to compute net loss per share:
Basic	27,839,245	27,097,372	27,639,671	26,791,415
Diluted	27,839,245	27,097,372	27,639,671	26,791,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(15,627)	$(15,797)	$(46,147)	$(39,622)
Gain (Loss) on foreign currency translation adjustment	(8,214)	(421)	(17,059)	2,175
Comprehensive loss	$(23,841)	$(16,218)	$(63,206)	$(37,447)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months ended September 30, 2022 and 2021

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2022	—	$—	27,658	$28	$385,531	$7,226	$(173,191)	$219,594
Issuance of restricted stock, net of shares withheld for employee tax	—	—	306	—	(111)	—	—	(111)
Share-based compensation	—	—	—	—	2,627	—	—	2,627
Public offering of common stock, net	—	—	94	—	269	—	—	269
Foreign currency translation adjustment	—	—	—	—	—	(8,214)	—	(8,214)
Net loss	—	—	—	—	—	—	(15,627)	(15,627)
September 30, 2022	—	$—	28,058	$28	$388,316	$(988)	$(188,818)	$198,538

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2021	—	$—	26,919	$27	$375,312	$14,286	$(112,334)	$277,291
Issuance of restricted stock, net of shares withheld for employee tax	—	—	249	—	(236)	—	—	(236)
Share-based compensation	—	—	—	—	3,130	—	—	3,130
Public offering of common stock, net	—	—	7	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	—	(421)	—	(421)
Net loss	—	—	—	—	—	—	(15,797)	(15,797)
September 30, 2021	—	$—	27,175	$27	$378,207	$13,865	$(128,131)	$263,968

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2022	—	$—	27,323	$27	$381,143	$16,071	$(142,671)	$254,570
Issuance of restricted stock, net of shares withheld for employee tax	—	—	641	1	(339)	—	—	(338)
Share-based compensation	—	—	—	—	7,243	—	—	7,243
Public offering of common stock, net	—	—	94	—	269	—	—	269
Foreign currency translation adjustment	—	—	—	—	—	(17,059)	—	(17,059)
Net loss	—	—	—	—	—	—	(46,147)	(46,147)
September 30, 2022	—	$—	28,058	$28	$388,316	$(988)	$(188,818)	$198,538

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2021	—	$—	25,110	$25	$354,685	$11,690	$(88,509)	$277,891
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	8	—	—	8
Issuance of restricted stock, net of shares withheld for employee tax	—	—	510	—	(637)	—	—	(637)
Share-based compensation	—	—	—	—	8,922	—	—	8,922
Public offering of common stock, net	—	—	1,553	2	15,229		—	15,231
Foreign currency translation adjustment	—	—	—	—	—	2,175	—	2,175
Net loss	—	—	—	—	—	—	(39,622)	(39,622)
September 30, 2021	—	$—	27,175	$27	$378,207	$13,865	$(128,131)	$263,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net loss	$(46,147)	$(39,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses on accounts receivable	(8)	-
Lower of cost or market reserve adjustment to inventory	3,852	3,335
Depreciation and amortization	17,698	19,188
Amortization of debt issuance costs	641	650
Loss on disposal of assets	(34)	3
Share-based compensation	7,243	8,922
Interest for extinguishment of debt	-	(70)
Extinguishment of debt	-	(6,229)
Unrealized foreign exchange gain	2,443	1,021
Changes in operating assets and liabilities:
Accounts receivable, trade	2,258	(900)
Notes receivable	8,089	(8,102)
Prepaid income tax	1	-
Inventories	(12,734)	13,551
Other current assets	(2,251)	448
Operating right of use asset	665	609
Accounts payable	10,781	(1,149)
Accrued liabilities	(2,312)	(2,372)
Lease liability	(724)	(666)
Net cash used in operating activities	(10,539)	(11,383)
Investing activities:
Purchase of property, plant and equipment	(2,450)	(5,555)
Proceeds from disposal of equipment	118	111
Deposits for equipment	(488)	(2,141)
Purchase of intangible assets	(390)	(324)
Net cash used in investing activities	(3,210)	(7,909)
Financing activities:
Principal payments of long-term debt and notes payable	(7,336)	(3,276)
Proceeds from line of credit borrowings	103,505	103,925
Repayments of line of credit borrowings	(97,298)	(86,922)
Proceeds from bank acceptance payable	33,891	16,702
Repayments of bank acceptance payable	(27,062)	(26,150)
Principal payments of financing lease	(14)	(13)
Exercise of stock options	-	8
Payments of tax withholding on behalf of employees related to share-based compensation	(337)	(696)
Proceeds from common stock offering, net	238	15,397
Net cash provided by financing activities	5,587	18,975
Effect of exchange rate changes on cash	1,601	(900)
Net decrease in cash, cash equivalents and restricted cash	(6,561)	(1,217)
Cash, cash equivalents and restricted cash at beginning of period	41,136	50,114
Cash, cash equivalents and restricted cash at end of period	$34,575	$48,897
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$4,861	$4,691
Income taxes	-	1
Non-cash investing and financing activities:
Extinguishment of Debt and interest	-	(6,299)
Net change in accounts payable related to property and equipment additions	(192)	(4,147)
Net change in deposits and prepaid for equipment related to property and equipment additions	52	83

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and September 30, 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates in the consolidated financial statements and accompanying notes. Significant estimates and assumptions that impact these financial statements and the accompanying notes relate to, among other things, revenue recognition, allowance for credit losses, inventory reserve, impairment of long-lived assets, service and product warranty costs, share-based compensation expense, estimated useful lives of property and equipment, and taxes.

Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd

On September 15, 2022, the Company entered into a definitive purchase agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd ("Purchaser"), which is a company incorporated in the People's Republic of China ("PRC"), to divest the Company's manufacturing facilities in PRC and certain assets related to its transceiver business and multi-channel optical sub-assembly products. The closing of the transactions subject to the satisfaction of certain closing conditions, including the approval from the Committee on Foreign Investment in the United States ("CFIUS").

The purchase price will be an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. Prior to the closing of the transaction the Company anticipates investing an amount equal to between 4% and 10% of the estimated proceeds from the transaction in exchange for a 10% equity interest in the Purchaser.

Our management has performed an evaluation as required by ASC-360-10-45-9 to determine whether to classify certain our assets and liabilities as held for sale as of September 30, 2022. ASC 360 requires that a company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. The proposed sale is subject to CFIUS' approval and the probability is less likely to be deemed "probable" as of September 30, 2022. Additionally, there is no financial disincentive for the buyer not to request additional changes. As a result, our management concludes that none of our assets or liabilities are required to be classified as held for sale.

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2022, as compared to the significant accounting policies described in its 2021 Annual Report, except as described below.

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

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended September 30,
		% of		% of
	2022	Revenue	2021	Revenue
CATV	$31,260	55.2%	$23,101	43.4%
Data Center	17,697	31.2%	23,929	44.9%
Telecom	6,821	12.0%	5,148	9.7%
FTTH	-	0%	62	0.1%
Other	915	1.6%	1,027	1.9%
Total Revenue	$56,693	100.0%	$53,267	100.0%

	Nine months ended September 30,
		% of		% of
	2022	Revenue	2021	Revenue
CATV	$79,953	49.6%	$69,339	44.1%
Data Center	60,608	37.5%	72,259	46.0%
Telecom	18,362	11.4%	12,959	8.2%
FTTH	124	0.1%	784	0.5%
Other	2,186	1.4%	1,816	1.2%
Total Revenue	$161,233	100.0%	$157,157	100.0%

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

The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease expense	$283	$311	$882	$922
Financing lease expense	8	8	24	24
Short Term lease expense	34	4	55	17
Total lease expense	$325	$323	$961	$963

Maturities of lease liabilities are as follows for the future one-year periods ending  September 30, 2022 (in thousands):

	Operating	Financing
2023	1,194	22
2024	1,118	49
2025	1,101	0
2026	1,064	0
2027	1,038	0
2028 and thereafter	1,757	0
Total lease payments	7,272	71
Less imputed interest	(704)	(4)
Present value	6,568	67

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Nine months ended September 30,
	2022	2021
Weighted Average Remaining Lease Term (Years) - operating leases	6.41	7.38
Weighted Average Remaining Lease Term (Years) - financing leases	1.08	2.33
Weighted Average Discount Rate - operating leases	3.22%	3.23%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	903	980
Operating cash flows from financing lease	3	4
Financing cash flows from financing lease	14	13
Right-of-use assets obtained in exchange for new operating lease liabilities	-	121

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$26,268	$34,656
Restricted cash	8,307	6,480
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$34,575	$41,136

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances required for certain credit facilities. As of September 30, 2022 and December 31, 2021, there was $6.4 million and $3.0 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $0.8 million and $2.4 million certificate of deposit associated with credit facilities with a bank in China as of September 30, 2022 and December 31, 2021, respectively. There was $11.2 million and $1.0 million guarantee deposits for customs duties as of  September 30, 2022 and December 31, 2021, respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(15,627)	$(15,797)	$(46,147)	$(39,622)
Denominator:
Weighted average shares used to compute net loss per share
Basic	27,839	27,097	27,640	26,791
Diluted	27,839	27,097	27,640	26,791
Net loss per share
Basic	$(0.56)	$(0.58)	$(1.67)	$(1.48)
Diluted	$(0.56)	$(0.58)	$(1.67)	$(1.48)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Employee stock options	—	1	—	3
Restricted stock units	322	2	—	6
Shares for convertible senior notes	4,587	4,587	4,587	4,587
Total antidilutive shares	4,909	4,590	4,587	4,596

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$34,372	$29,469
Work in process and sub-assemblies	48,961	41,528
Finished goods	10,928	21,519
Total inventories	$94,261	$92,516

The lower of cost or market adjustment expensed for inventory for the three months ended September 30, 2022 and 2021 was $1.4 million and $1.1 million, respectively. The lower of cost or market adjustment expensed for inventory for the nine months ended September 30, 2022 and 2021 was $3.9 million and $3.3 million, respectively.

For the three months ended September 30, 2022 and 2021, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $1.1 million and $4.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $3.8 million and $15 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2022	December 31, 2021
Land improvements	$806	$806
Buildings and improvements	85,078	89,698
Machinery and equipment	246,605	266,386
Furniture and fixtures	5,303	5,658
Computer equipment and software	11,430	12,727
Transportation equipment	661	726
	349,883	376,001
Less accumulated depreciation and amortization	(169,898)	(167,772)
	179,985	208,229
Construction in progress	30,500	33,705
Land	1,101	1,101
Total property, plant and equipment, net	$211,586	$243,035

For the three months ended September 30, 2022 and 2021, the depreciation expense of property, plant and equipment was $5.5 million and $6.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the depreciation expense of property, plant and equipment was $17.2 million and $18.7 million, respectively. For the three months ended September 30, 2022 and 2021, the capitalized interest was $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2022 and 2021, the capitalized interest was $0.2 million and $0.6 million, respectively.

As of September 30, 2022, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2022
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,865	$(5,155)	$3,710
Trademarks	50	(20)	30
Total intangible assets	$8,915	$(5,175)	$3,740

	December 31, 2021
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,597	$(4,779)	$3,818
Trademarks	35	(17)	18
Total intangible assets	$8,632	$(4,796)	$3,836

For the three months ended September 30, 2022 and 2021, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, included in general and administrative expenses on the statement of operations, the amortization expense for intangible assets, was each $0.5 million. The remaining weighted average amortization period for intangible assets is approximately 6 years.

At September 30, 2022, future amortization expense for intangible assets for future one year periods is estimated to be (in thousands):

2023	616
2024	616
2025	616
2026	616
2027	616
2028	616
thereafter	44
3,740

Note 10.  Fair Value of Financial Instruments

The following table represents a summary of the Company’s financial instruments measured at fair value on a recurring basis for the periods indicated (in thousands):

	As of September 30, 2022				As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$26,268	$—	$—	$26,268	$34,656	$—	$—	$34,656
Restricted cash	8,307	—	—	8,307	6,480	—	—	6,480
Note receivable	—	9	—	9	—	8,148	—	8,148
Total assets	$34,575	$9	$—	$34,584	$41,136	$8,148	$—	$49,284
Liabilities:
Bank acceptance payable	$—	$13,760	$—	$13,760	$—	$8,198	$—	$8,198
Convertible senior notes	—	56,524	—	56,524	—	67,588	—	67,588
Total liabilities	$—	$70,284	$—	$70,284	$—	$75,786	$—	$75,786

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

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2022	December 31, 2021
Revolving line of credit with a U.S. bank up to $20,000 with interest at 4.063% , maturing April 15, 2023	$17,831	$14,373
Notes payable to a finance company due in monthly installments with 3.1% interest, matured January 21, 2022	-	170
Revolving line of credit with a China bank up to $20,185 with interest from 2.95% to 4.57%, maturing June 28, 2023	17,166	19,595
Credit facility with a China bank up to $23,722 with interest of 3.44%~5.43%, maturing March 14, 2023	16,361	13,044
Credit facility with a China bank up to $7,167 with interest of 5.7%, matured June 27, 2022	-	7,529
Sub-total	51,358	54,711
Less debt issuance costs, net	(1)	(22)
Grand total	51,357	54,689
Less current portion	(51,357)	(49,689)
Non-current portion	$-	$5,000

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$13,760	$8,198

The current portion of long-term debt is the amount payable within one year of the balance sheet date of September 30, 2022.

Maturities of long-term debt are as follows for the future one-year periods ending September 30, (in thousands):

Within one year	$51,357
Beyond one year	-
Total outstanding	$51,357

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

On  December 29, 2021, the Company executed a Sixth Amendment to the Loan Agreement (the "Sixth Amendment") and a Fifth Amendment to Security Agreement, a Note Modification Agreement, and an Addendum to Promissory Note (together the "Sixth Amended Credit Facility") with Truist Bank. The Sixth Amended Credit Facility extends the $20 million line of credit, originally entered into on  September 28, 2017, until  April 15, 2023. Borrowings will bear interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 1.56%, with a SOFR floor of 0.75%. As of September 30, 2022, the Company had $17.8 million of outstanding borrowings and was in compliance with all covenants under the Sixth Amended Credit Facility.

On September 15, 2020, Prime World entered into an Amendment to the Finance Lease Agreements dated November 29, 2018 and January 21, 2019 (the “Amendment”) with Chailease Finance Co., Ltd. (“Chailease”). The Amendment amends the Finance Lease Agreements, dated November 29, 2018 and January 21, 2019 (hereafter collectively referred to as the “Original Finance Agreements”). Pursuant to the Amendment, Prime World agrees to pay Chailease NT$22,311,381, or approximately $0.8 million for certain leased equipment listed in the Amendment (the “Leased Equipment”). This payment includes all outstanding lease payments, costs and expenses; simultaneously, Chailease agrees to transfer title of such Leased Equipment back to Prime World. Regarding all other equipment contemplated in the Original Finance Agreements but not listed in the Amendment, pursuant to the terms and conditions made under the Original Finance Agreements, Prime World is obligated to pay Chailease monthly lease payments which total NT$159,027,448, or approximately $5.5 million (the “Lease Payments”). The Lease Payments began on September 21, 2020 with the last Lease Payment due on January 21, 2022, title of all other equipment contemplated under the Original Finance Agreements but not listed in the Amendment transferred to Prime World upon completion of the Lease Payments and expiration of the Original Finance Agreements. As of September 30, 2022, the Company has fully repaid the Original Finance Agreements and Amendment.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019 and $2 million credit facility entered into on May 8, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of September 30, 2022, $17.1 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $4.9 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. On January 6, 2021, the ¥100M Credit Facility with CZB was extended for three (3) years until January 5, 2024. The Company replaced this loan agreement on June 7, 2022.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (" ¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. As of September 30, 2022, $16.4 million was outstanding under the ¥200M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $8.9 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with CZB. Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the ¥50M Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of September 30, 2022, the Company has fully repaid the ¥50M Credit Facility.

As of September 30, 2022 and December 31, 2021, the Company had $12.5 million and $7.4 million of unused borrowing capacity, respectively.

As of September 30, 2022 and December 31, 2021, there was $7.2 million and $5.4 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	September 30,	December 31,
	2022	2021
Principal	$80,500	$80,500
Unamortized debt issuance costs	(1,202)	(1,820)
Net carrying amount	$79,298	$78,680

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,006	$1,006	$3,019	$3,018
Amortization of debt issuance costs	208	208	618	618
Total interest cost	$1,214	$1,214	$3,637	$3,636
Effective interest rate	5.1%	5.1%	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll	$5,263	$6,516
Accrued employee benefits	2,535	3,471
Accrued state and local taxes	1,358	1,897
Accrued interest	432	1,475
Accrued shipping and tariff expenses	-	33
Advanced payments	517	195
Accrued commission expenses	1,080	1,003
Accrued professional fees	652	346
Accrued product warranty	135	263
Accrued other	472	388
Total accrued liabilities	$12,444	$15,587

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Foreign exchange transaction gain (loss)	$(598)	$(1)	$(1,409)	$217
Government subsidy income	49	826	150	980
Other non-operating gain	9	171	54	205
Loan forgiveness	-	-	-	6,229
Gain (loss) on disposal of assets	(1)	2	34	(3)
Total other income (expenses) , net	$(541)	$998	$(1,171)	$7,628

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2006 Share Incentive Plan
●	the 2013 Equity Incentive Plan (“2013 Plan”)
●	the 2021 Equity Incentive Plan (“2021 Plan”)

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2022	269	$10.32		$5.44	1.6879	$-
Forfeited	(5)	6.13		5.04		-
Outstanding, September 30, 2022	264	10.40		5.45	0.9655	-
Exercisable, September 30, 2022	264	10.40		5.45	0.9655	-
Vested and expected to vest	264	10.40		5.45	0.9655	-

As of September 30, 2022, there was no unrecognized stock option expense.

Performance Based Incentive Plan

The Company approved to grant restricted performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program starting from June 2021. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of the performance of our stock price and the Total Shareholder Return (“TSR”) for the performance period compared with the TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria. We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period. The Company recognized PSU expenses for the three months ended September 30, 2022 and 2021 was $0.2 million and $0.4 million, respectively. The PSU expenses for the nine months ended on September 30, 2022 and 2021 was $1.2 million and $0.4 million, respectively.

Restricted Stock Units/Awards

The following is a summary of RSU/RSA activity, inclusive of performance based incentive plan (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2022	2,170		$11.15	$11,156
Granted	1,874		2	3,399
Released	(760)		9.5	2,131
Cancelled/Forfeited	(120)		10.85	325
Outstanding, September 30, 2022	3,164		6.14	8,607
Vested and expected to vest	3,164		6.14	8,607

As of September 30, 2022, there was $16.1 million of unrecognized compensation expense related to these RSUs and RSAs. This expense is expected to be recognized over 2.1 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Share-based compensation - by expense type
Cost of goods sold	$121	$222	$371	$689
Research and development	343	489	1,019	1,682
Sales and marketing	231	272	643	820
General and administrative	1,932	2,146	5,210	5,731
Total share-based compensation expense	$2,627	$3,129	$7,243	$8,922

Note 16.  Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 0%. For the three months ended September 30, 2022 and 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company's effective tax rate for the nine months ended September 30, 2022 and 2021 was 0%. For the nine months ended September 30, 2022 and 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan and China DTA.

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at September 30, 2022 was appropriate.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
United States	$2,027	$4,547	$5,732	$11,451
Taiwan	46,716	19,562	111,700	75,282
China	7,950	29,158	43,801	70,424
	$56,693	$53,267	161,233	$157,157

	As of the period ended
	September 30,	December 31,
	2022	2021
Long-lived assets:
United States	$81,834	$87,709
Taiwan	50,847	63,644
China	93,447	108,509
	$226,128	$259,862

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

Other Contingencies

On  August 9, 2021, the Company has received a Taxes Notification of Audit Result (“Notice”) from the Texas Comptroller’s Office (the “Comptroller”), for fiscal years between 2016 and 2019, informing the Company that the Comptroller believes the Company did not qualify for certain sales and use tax exemptions on various Research and Development purchases and accordingly the Company is liable for Sale and Use Tax in the amount of approximately $1.0 million including interest charges. The Company paid $0.4 million for the tax notice on May 2021, but challenged the remaining tax assessments and vigorously defended its position. The Comptroller’s office exhausted its redetermination period and therefore moved AOI’s case to hearing process. AOI has not received its amended determination or hearing notice. The management estimated that the additional tax assessment will be in the range of $0.2 million to $0.4 million including interest charges.

Note 19.  Subsequent Events

The Company repaid its revolving bank line of credit with Truist Bank in the amount of $16.3 million on October 6, 2022.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd

On September 15, 2022, we entered into a definitive agreement and announced the planned divesture to sell the manufacturing facilities in People’s Republic of China ("PRC") and certain assets related to our transceiver business and multi-channel optical sub-assembly products to Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. ("Purchaser"), which is a company incorporated in the PRC. The transaction is expected to close within 2023 subject to the satisfaction of certain closing conditions, including the CFIUS approval. Additional information regarding this transaction is provided in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2022.

The purchase price for this transaction will be an amount equal to the $150 million USD equivalent of Renminbi less a holdback amount. Prior to the closing of this transaction, the Company anticipates investing an amount equal to between 4% and 10% of the estimated proceeds from the transaction in exchange for a 10% equity interest in the Purchaser. The proceeds from the transaction will enable the Company to make strategic investments in higher margin and higher growth opportunities. By exiting the transceiver market, the Company will focus its resources on its CATV business and manufacturing lasers and laser components for the datacenter, CATV, telecom and FTTH markets.

Our management has performed an evaluation as required by ASC-360-10-45-9 to determine whether to classify certain our assets and liabilities as held for sale as of September 30, 2022. ASC 360 requires that a company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. The proposed sale is subject to CFIUS' approval and the probability is less likely to be deemed "probable" as of September 30, 2022. Additionally, there is no financial disincentive for the buyer not to request additional changes. As a result, our management concludes that none of our assets or liabilities are required to be classified as held for sale.

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

The spread of COVID-19 has impacted our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Currently, the suppliers who were responsible for most of our supply-chain constraints in 2021 have begun returning to normal operations and have expressed optimism that their deliveries in 2022 will return to normal.  However, late in the first quarter of 2022, certain areas of China began to experience severe restrictions due to COVID-19 outbreaks. Also, certain of our suppliers for semiconductor components have recently notified us of lengthy delays in shipments of certain integrated circuits used in some of our products. Currently, it is not possible to estimate the impact (if any) of these restrictions because it is not clear how long the restrictions will be in place or the extent to which the restrictions will curtail production by our suppliers in the affected areas. In order to minimize the impact of these and any similar disruptions, we have added additional suppliers for many key components, where it is practical to do so.  Also, where it is possible, we have in many cases begun to utilize alternative components in place of the originally-specified components when the original components have experienced supply disruption. We believe that these additional suppliers and alternative parts will be able to augment our supply of needed components, although in some cases these alternative materials are more expensive than the original ones so a switch to these alternate materials has had a negative impact on gross margins and profitability. Due to a mix of old and new parts used in production, it is difficult to estimate the amount of margin reduction associated with these alternatives. As a result of the changing supply environment, it is also difficult to estimate the future impact, if any, of these additional supply-chain related costs.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2022		2021		2022		2021
Revenue, net	$56,693	100.0%	$53,267	100.0%	$161,233	100.0%	$157,157	100.0%
Cost of goods sold	46,944	82.8%	45,143	84.7%	133,832	83.0%	127,537	81.2%
Gross profit	9,749	17.2%	8,124	15.3%	27,401	17.0%	29,620	18.8%
Operating expenses
Research and development	9,206	16.2%	10,149	19.1%	27,021	16.8%	31,990	20.4%
Sales and marketing	2,385	4.2%	2,783	5.2%	7,107	4.4%	8,576	5.5%
General and administrative	11,654	20.6%	10,645	20.0%	33,908	21.0%	32,195	20.5%
Total operating expenses	23,245	41.0%	23,577	44.3%	68,036	42.2%	72,761	46.4%
Loss from operations	(13,496)	(23.8)%	(15,453)	(29.0)%	(40,635)	(25.2)%	(43,141)	(27.5)%
Other income (expense)
Interest income	31	0.1%	17	0.0%	90	0.1%	49	0.0%
Interest expense	(1,621)	(2.9)%	(1,359)	(2.6)%	(4,431)	(2.7)%	(4,158)	(2.6)%
Other income, net	(541)	(1.0)%	998	1.9%	(1,171)	(0.7)%	7,628	4.9%
Total other income (expense), net	(2,131)	(3.8)%	(344)	(0.7)%	(5,512)	(3.3)%	3,519	2.3%
Loss before income taxes	(15,627)	(27.6)%	(15,797)	(29.7)%	(46,147)	(28.6)%	(39,622)	(25.2)%
Net loss	$(15,627)	(27.6)%	$(15,797)	(29.7)%	$(46,147)	(28.6)%	$(39,622)	(25.2)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the CATV, internet data center, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three months ended September 30,				Change
		% of		% of
	2022	Revenue	2021	Revenue	Amount	%
CATV	$31,260	55.1%	$23,101	43.5%	$8,159	35.3%
Data Center	17,697	31.3%	23,929	44.9%	(6,232)	(26.0)%
Telecom	6,821	12.0%	5,148	9.7%	1,673	32.5%
FTTH	-	0.0%	62	0.0%	(62)	(100.0)%
Other	915	1.6%	1,027	1.9%	(112)	(10.9)%
Total Revenue	$56,693	100.0%	$53,267	100.0%	$3,426	6.4%

	Nine months ended September 30,				Change
		% of		% of
	2022	Revenue	2021	Revenue	Amount	%
CATV	$79,953	49.6%	$69,339	44.1%	$10,614	15.3%
Data Center	60,608	37.5%	72,259	46.0%	(11,651)	(16.1)%
Telecom	18,362	11.4%	12,959	8.2%	5,403	41.7%
FTTH	124	0.1%	784	0.5%	(660)	(84.2)%
Other	2,186	1.4%	1,816	1.2%	370	20.4%
Total Revenue	$161,233	100%	$157,157	100%	$4,076	2.6%

The increase in revenue during the three and nine months ended September 30, 2022 was driven primarily by strong demand in CATV product sales arising from products with architecture improvements to enable delivery of additional bandwidth to consumers. The increase in bandwidth demand was particularly acute in the upstream direction, and sales of products associated with increased return-path bandwidth were notably strong in the quarter. The increase was offset by the decrease of data center sales. Based on customer forecasts and order backlog we believe that this elevated CATV demand will likely continue into 2023.

We have begun to see increased orders for our 400G data center products from several large customers. Based on forecasts from our customers, we expect increased demand for these products through the end of 2022.

For the three months ended September 30, 2022 and 2021, our top ten customers represented 85.8% and 86.0% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended September 30,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$46,944	82.8%	$45,143	84.7%	$1,801	4.0%
Gross margin	9,749	17.2%	8,124	15.3%	1,625	20.0%

	Nine months ended September 30,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$133,832	83.0%	$127,537	81.2%	$6,295	4.9%
Gross margin	27,401	17.0%	29,620	18.8%	(2,219)	(7.5)%

Cost of goods sold increased by $1.8 million, or 4% and $6.3 million, or 4.9%, respectively, for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, primarily due to the 6.4% and 2.6% sales increase, respectively, and higher cost of certain raw materials due to global supply chain disruption.

Gross margin increased $1.6 million, or 20.0% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily as a result of changes in the mix of our CATV and data center products. Gross margin decreased $2.2 million, or 7.5% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, mainly due to the lower gross margin from the first two quarters of 2022 due to product mix and unfavorable cost variance from higher costs of certain raw materials.

Operating expenses

	Three months ended September 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$9,206	16.2%	$10,149	19.1%	$(943)	(9.3)%
Sales and marketing	2,385	4.2%	2,783	5.2%	(398)	(14.3)%
General and administrative	11,654	20.6%	10,645	20.0%	1,009	9.5%
Total operating expenses	$23,245	41.0%	$23,577	44.3%	$(332)	(1.4)%

	Nine months ended September 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$27,021	16.8%	$31,990	20.4%	$(4,969)	(15.5)%
Sales and marketing	7,107	4.4%	8,576	5.5%	(1,469)	(17.1)%
General and administrative	33,908	21.0%	32,195	20.5%	1,713	5.3%
Total operating expenses	$68,036	42.2%	$72,761	46.4%	$(4,725)	(6.5)%

Research and development expense

Research and development expense decreased by $0.9 million, or 9.3% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Research and development expense decreased by $5.0 million, or 15.5%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products and other new product development, and depreciation expense resulting from R&D equipment investments. The decreases were primarily due to a decrease in personnel-related costs, share-based compensation expense, and less materials and supplies used in R&D activities.

Sales and marketing expense

Sales and marketing expense decreased by $0.4 million, or 14.3% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Sales and marketing expense decreased by $1.5 million, or 17.1%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decreases were primarily due to a decrease in personnel-related costs, duties and freight and partially offset by an increase in trade show expenses.

General and administrative expense

General and administrative expense increased by $1.0 million, or 9.5% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. General and administrative expense increase by $1.7 million, or 5.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These increases were primarily due to an increase in depreciation expense, taxes and fees. These increases were partially offset by a decrease in share based compensation, personnel-related costs and professional service fees.

Other income (expense), net

	Three months ended September 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$31	0.1%	$17	0.0%	$14	82.4%
Interest expense	(1,621)	(2.9)%	(1,359)	(2.6)%	(262)	19.3%
Other income (expense), net	(541)	(1.0)%	998	1.9%	(1,539)	(154.2)%
Total other income (expense), net	$(2,131)	(3.8)%	$(344)	(0.7)%	$(1,787)	519.5%

	Nine months ended September 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$90	0.1%	$49	0.0%	$41	83.7%
Interest expense	(4,431)	(2.7)%	(4,158)	(2.6)%	(273)	6.6%
Other income (expense), net	(1,171)	(0.7)%	7,628	4.9%	(8,799)	(115.4)%
Total other income (expense), net	$(5,512)	(3.3)%	$3,519	2.3%	$(9,031)	(256.6)%

Interest income increased slightly for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense increased by $0.3 million, or 19.3% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Interest expense increased by $0.3 million, or 6.6% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021This increase was due to higher average debt interest rate during the period.

Other income, net decreased by $1.5 million, or 154.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Other income, net decreased by $8.8 million, or 115.3%, for the nine months ended September 30, 2022  as compared to the nine months ended September 30, 2021. This decrease was mainly due to the other income received in the third quarter of 2021 from the forgiveness by the SBA of the Company's PPP Loan forgiveness application for the entire PPP Loan balance of $6.23 million and foreign currency loss arising from unfavorable exchange rate change.

Benefit (provision) for income taxes

	Three months ended September 30,
	2022	2021	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$-	$-	-

	Nine months ended September 30,
	2022	2021	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$-	$-	-

The Company’s effective tax rate for the three months and nine months ended September 30, 2022 and 2021 was 0%. For the three months and nine months ended September 30, 2022 and 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted.  Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States.  On August 16, 2022, the Inflation Reduction Act (“IRA”) was also signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax (“Corporate AMT”) for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. We are evaluating these laws and their potential impact on our current income tax expense and cash taxes. However, we currently do not believe this will have an impact on our cash taxes for the 2023 tax year.

Comprehensive Loss

	Three months ended September 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(15,627)	(27.6)%	$(15,797)	(29.7)%	$170	(1.1)%
Loss on foreign currency translation adjustment	(8,214)	(14.5)%	(421)	(0.8)%	(7,793)	1851.1%
Comprehensive loss	$(23,841)	(42.1)%	$(16,218)	(30.5)%	$(7,623)	47.0%

	Nine months ended September 30,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(46,147)	(28.6)%	$(39,622)	(25.2)%	$(6,525)	16.5%
Gain (Loss) on foreign currency translation adjustment	(17,059)	(10.6)%	2,175	1.4%	(19,234)	(884.3)%
Comprehensive loss	$(63,206)	(39.2)%	$(37,447)	(23.8)%	$(25,759)	68.8%

Comprehensive loss increased by $7.6 million, or 47%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to increase of $7.8 million loss of foreign currency translation adjustments for non-U.S. dollar functional currency operations. Comprehensive loss increased by $25.8 million, or 68.8%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to $6.5 million net loss increase and $19.2 million loss increase of foreign currency translation adjustments for non-U.S. dollar functional currency operations.

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

Liquidity and Capital Resources

As of September 30, 2022, we had $12.5 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2022, our cash, cash equivalents and restricted cash totaled $34.6 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

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

In March 2021, we commenced sales of common stock through the Second ATM Offering. The details of the shares of common stock sold through the Second ATM Offering are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	March 2021	$9.0809	107,174	$954	$19
Raymond James & Associates, Inc.	Sep 2022	$2.9045	94,491	$269	$5
Total			201,665	$1,223	$24

As of September 30, 2022, the total gross sales were $1.2 million and thus remaining amount of common stock we have available to sell under the ATM Offering is $33.8 million.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(10,539)	$(11,383)
Net cash used in investing activities	(3,210)	(7,909)
Net cash provided by financing activities	5,587	18,975
Effect of exchange rates on cash and cash equivalents	1,601	(900)
Net increase (decrease) in cash and cash equivalents	$(6,561)	$(1,217)

Operating activities

For the nine months ended September 30, 2022, net cash used in operating activities was $10.5 million. Net cash used in operating activities consisted of our net loss of $46.1 million after exclusion of non-cash items of $31.8 million. Cash decreased due to an increase in inventory and other receivable of $12.7 million and $2.3 million, respectively, a decrease in accrued liabilities of $2.3 million, offset with an increase in accounts payable of $10.8 million and a decrease in accounts receivable and trade receivables from our customers of $2.3 million and $8.1 million, respectively.

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

Investing activities

For the nine months ended September 30, 2022, net cash used in investing activities was $3.2 million, mainly from the purchase of additional plant, machinery and equipment.

For the Nine months ended September 30, 2021, net cash used in investing activities was $7.9 million, mainly from the purchase of additional plant, machinery and equipment.

Financing activities

For the nine months ended September 30, 2022, our financing activities provided $5.6 million in cash. This increase in cash was due to $6.2 million of net proceeds from lines of credit and $6.8 million net proceeds from bank acceptances, offset by repayment of loan of $7.3 million.

For the Nine months ended September 30, 2021, our financing activities provided $19.0 million in cash. This increase in cash was due to $15.4 million of net proceeds from our At The Market (ATM) Offerings, $17.0 million proceeds from line of credit, offset by repayment of loan and bank acceptance of $3.3 million and $9.4 million, respectively.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with Truist Bank. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of September 30, 2022, we were in compliance with these covenants.

As of September 30, 2022, we had $12.5 million of unused borrowing capacity.

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

Inflation

The annual inflation rate in the US and Taiwan accelerated more than 7% in 2021 and in the US increased to 8.38% in 2022. Cost inflation included increases in shipping costs, labor rates, and in costs of some raw materials. We currently believe these increases are related to the COVID-19 pandemic (see the section above on the COVID-19 pandemic for more details of these challenges), however we cannot be sure when or if prices will return to pre-pandemic levels. There is no guarantee that we can increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results.

Critical Accounting Policies and Estimates

In our Annual Report for the year ended December 31, 2021 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for credit losses, inventory reserves, impairment of long-lived assets, service and product warranties, share based compensation expense, estimated useful lives of property and equipment, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021 for a detailed discussion of the risk factors affecting our Company. As of September 30, 2022, there have been no material changes to those risk factors, except as described below.

The announcement and pendency of our proposed sale of our China manufacturing facilities could materially adversely affect our business, financial condition, and results of operations.

On September 15, 2022, AOI and Prime World International Holdings Ltd. (the "Seller"), which is a company incorporated in the British Virgin Islands and wholly owned subsidiary of AOI, entered into a definitive agreement (the "Purchase Agreement") with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the "Purchaser"), which is a company incorporated in the PRC, under which AOI would divest its manufacturing facilities located in the PRC and certain assets related to its transceiver business and multichannel optical sub-assembly products for the internet data center, FTTH and telecom markets. The purchase price payable by the Purchaser to the Seller will be an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. Prior to the closing of this transaction, AOI anticipates investing an amount equal to between 4% and 10% of the estimated proceeds from the transaction in exchange for a 10% equity interest in the Purchaser. This transaction is expected to close in 2023, subject to customary closing conditions and regulatory approval.

The announcement and pendency of our proposed divestiture could disrupt our business and create uncertainty about our future, which could have a material and negative impact on our business, financial condition, and results of operations, regardless of whether the divestiture is completed. These risks to our business, all of which could be exacerbated by any delay in the closing of the divestiture, include:

• restrictions in the Purchase Agreement on the conduct of our business prior to the closing of the divestiture, which prevent us from taking specified actions without the prior consent of Purchaser, which actions we might otherwise take in the absence of the Purchase Agreement;

• the attention of our management may be directed towards the closing of the divestiture and may be diverted from our day-to-day business operations, and matters related to the divestiture may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us;

• our customers, suppliers and other third parties may decide not to renew or seek to terminate, change or renegotiate their relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise;

• our employees may experience uncertainty regarding their future roles, which might adversely affect our ability to retain, recruit and motivate key personnel; and

• potential litigation relating to the divestiture and the related costs.

Any of these matters could adversely affect our stock price, business, financial condition, results of operations, or business prospects. In addition, divestiture of our manufacturing facilities in the PRC also contain inherent risks that may impact our ability to fully realize the benefits of such divestiture, including possible delays in closing and potential post-closing claims for indemnification. The divestiture may also have a dilutive impact on our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets. If any of these risks materialize, the benefits of such divestiture may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

The parties may be unable to satisfy the conditions to the closing of our divestiture and the transaction may not be consummated, and the failure of the divestiture to be completed may adversely affect our business and our common stock price.

Consummation of our divestiture of our China manufacturing facilities is subject to various closing conditions, including, among other things, approval from the Committee on Foreign Investment in the United States (CFIUS) and other regulatory approvals. CFIUS has been increasingly relied upon in recent years as a tool to prevent foreign investment that poses a national security risk, often focused on either Chinese or Russian buyers. Although we do not believe the proposed divestiture presents a national security risk, CFIUS has been directed to focus on transactions that could give foreign parties access to U.S. technologies, data, or critical supply chains. Closing conditions related to regulatory approval and other conditions to the consummation of the proposed divestiture may fail to be satisfied. In addition, satisfying the conditions to the divestiture may take longer than we and the Purchaser currently expect. The satisfaction of all of the required conditions could delay the completion of the divestiture for a significant period of time or prevent it from occurring. Thus, there can be no assurance that the conditions to the divestiture will be satisfied or waived or that the divestiture will be consummated.

In addition, the Purchase Agreement may be terminated under specified circumstances. Failure to complete the divestiture could adversely affect our business and the market price of our common stock in a number of ways, including:

• our current stock price may reflect a market assumption that the proposed acquisition will occur, meaning that a failure to complete the proposed transaction could result in a decline in the price of our common stock;

• we may be subject to legal proceedings related to the divestiture;

• the failure of the divestiture to be consummated may result in negative publicity and a negative impression of us in the investment community;

• any disruptions to our business resulting from the announcement and pendency of the divestiture, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the divestiture is not consummated;

• we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures;

• we may be required to pay a termination fee of approximately $3 million if the Purchase Agreement is terminated under certain circumstances;

• we expect to incur substantial transaction costs in connection with the proposed transaction, whether or not it is completed; and

• we may not be entitled to receive a termination payment from Purchaser in all circumstances where the Purchase Agreement is terminated due to Purchaser’s breach of its obligations under the Purchase Agreement or where we fail to obtain CFIUS approval.

Item 6.   Exhibits

See Exhibit Index.

EXHIBIT INDEX

Number	Description
2.1*	Agreement for the Sale and Purchase of a New Company to Be Established in Hong Kong Special Administrative Region of The People’s Republic of China, dated as of September 15, 2022, by and between Prime World International Holdings Ltd., Applied Optoelectronics, Inc. and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2022).

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

10.1*	Form of the Trademark License Agreement, by and among Applied Optoelectronics, Inc. Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2022)..

10.2*	Form of Technology Cross-License Agreement, by and among Applied Optoelectronics, Inc. Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2022).

10.3*	Form of Product Supply Agreement, by and between Applied Optoelectronics, Inc. and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2022).

10.4*	Form of Contract Manufacturing Agreement, by and among Applied Optoelectronics, Inc. Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2022).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: November 3, 2022	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)