Form 10-K
period 2022-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2023-02-27
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the Registrant was $38,951,697 based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 30, 2022 of $1.55 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2023, the Registrant had 28,973,196 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2022.

Applied Optoelectronics, Inc.

Forward-Looking Information

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management, including statements appearing under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,” “strategy,” “future,” “likely,” or “would” or by other similar expressions that convey uncertainty of future events or outcomes.  These forward-looking statements involve risks and uncertainties, as well as assumptions and current expectations, which could cause the Company’s actual results to differ materially from those anticipated in such forward-looking statements. These risks and uncertainties include but are not limited to: statements about reduction in the size or quantity of customer orders; change in demand for the Company’s products due to industry conditions; our ability to maintain sufficient liquidity; changes in manufacturing operations; volatility in manufacturing costs; delays in shipments of products; disruptions in the supply chain; change in the rate of design wins or the rate of customer acceptance of new products; the Company’s reliance on a small number of customers for a substantial portion of its revenues; pricing pressure; a decline in demand for our customers’ products or their rate of deployment of their products; general conditions in the cable television or CATV, internet data center, telecommunications or telecom and fiber-to-the-home or FTTH; changes in the world economy (particularly in the United States and China); the negative effects of seasonality; the anticipated impact to our business operations, customer demand and supply chain due to the recent global pandemic of a novel strain of the coronavirus (COVID-19); expectations regarding the acquisition or divestiture of assets and business; realization of deferred tax assets; and other risks and uncertainties described more fully under the heading “Risk Factors” in this Form 10-K and those discussed in the Company’s other documents filed with or furnished to the Securities and Exchange Commission. You should not rely on forward-looking statements as predictions of future events. All forward-looking statements in this Form 10-K are based upon information available to us as of the date hereof, and qualified in their entirety by this cautionary statement. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in the Company’s expectations.

  PART I

Item 1. Business

Overview

Applied Optoelectronics, Inc. (the “Company” or "AOI") is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: cable television, ("CATV"), internet data center, telecommunications, ("telecom"), and fiber-to-the-home ("FTTH"). We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

The CATV market is our largest and the most established market, for which we supply a broad array of products, including lasers, transmitters and transceivers, and turn-key equipment. Sales of headend, node and distribution equipment have contributed significantly to our revenue in recent years as a result of our ability to meet the needs of CATV equipment vendors who have continued to outsource both the design and manufacturing of this equipment.  As the complexity of CATV networks has increased over the years, equipment vendors, many of whom are our customers, have been under pressure to supply a wider variety of increasingly complex equipment to CATV multiple system operators ("MSOs").  In order to meet these demands, many equipment vendors have looked to engage with suppliers like AOI who have the capability to design and manufacture various network equipment or subassemblies, rather than always developing these devices themselves.  This outsourcing trend has been a significant contributor to the revenue we derive from the CATV market.  We believe that our extensive high-speed optical, mixed-signal semiconductor and mechanical engineering capabilities position us well to continue to benefit from these industry dynamics.

The internet data center market is our second largest market. Our customers in this market are generally large internet-based (“Web 2.0”) data center operators, to whom we supply optical transceivers that plug into switches and servers within the data center and allow these network devices to send and receive data over fiber-optic cables. The majority of the data center optical transceivers that we sell utilize our own lasers and subassemblies (we refer to the transceivers subassemblies as “light engines”), and we believe that our in-house technology and manufacturing capability for these lasers and subassemblies gives us an advantage over many of our competitors who often lack either development or manufacturing capabilities for these advanced optical modules.

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

In 2022, 2021 and 2020, our revenue was $222.8 million, $211.6 million, and $234.6 million and our gross margin was 15.1%, 17.8%, and 21.5%, respectively. In the years ended December 31, 2022, 2021 and 2020, we had net loss of $66.4 million, $54.2 million, and $58.5 million, respectively. At December 31, 2022 and 2021, our accumulated deficit were $209.1 million and $142.7 million, respectively. In 2022, we earned 53.0% of our total revenue from the CATV market and 34.6% of our total revenue from the internet data center market.

In 2022, our key customers in the CATV market included ATX Networks Corp., Cisco Systems, Inc., and CommScope. In 2022, 2021 and 2020, ATX accounted for 47.3%, 25.6% and 3.7% of our revenue, Cisco accounted for 1.9%, 11.9%, and 7.5% of our revenue, and CommScope accounted for 1.7%, 3.3%, and 2.1% of our revenue, respectively. In 2022, our key customers in the data center market included Microsoft Corp, a U.S. based large datacenter operator, and a U.S. based NEM. In 2022, 2021, and 2020, Microsoft accounted for 18.4%, 14.1%, and 38.3% of our revenue, the U.S. based large datacenter operator accounted for 5.9%, 8.3%, and 8.0% of our revenue, the U.S. based NEM accounted for 3.6%, 7.2%, and 7.9% of our revenue, respectively.

Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd

On September 15, 2022, we entered into a definitive purchase agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd ("Purchaser"), which is a company incorporated in the People's Republic of China ("PRC"), to divest the Company's manufacturing facilities in the PRC and certain assets related to our transceiver business and multi-channel optical sub-assembly products (collectively, the "Divestiture"). The closing of the transaction is subject to the satisfaction of certain closing conditions, including the approval from the Committee on Foreign Investment in the United States ("CFIUS").

The purchase price will be an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. Prior to the closing of the transaction the Company anticipates investing an amount equal to between 4% and 10% of the estimated proceeds from the transaction in exchange for a 10% equity interest in the Purchaser.

Our management has performed an evaluation as required by ASC-360-10-45-9 to determine whether to classify certain of our assets and liabilities as held for sale as of December 31, 2022. ASC 360 requires that a company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. Although we have announced the execution of a definitive purchase agreement regarding the Divestiture, completion of this transaction is not certain for reasons that include the fact that the proposed sale is subject to regulatory approval in the US and China, the timing and likelihoodof which is uncertain and beyond our control, and the fact that we cannot be certain that the buyer will not request modification of terms within the definitive purchase agreement. As a result, we have concluded that at the present time the business is not "available for immediate sale" under the meaning defined in ASC 360 and therefore none of our assets or liabilities should be classified as held for sale.

Industry Background

During 2022, our four target markets, CATV, internet data center, telecom and FTTH, experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

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

‑

Trends in the Internet Data Center Market.To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and deploying infrastructure capable of higher data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds of up to 1 gigabit per second ("Gbps"), to optical fiber as a transport medium, typically providing speeds from 10 Gbps to 400 Gbps. In recent years, a number of leading internet companies have adopted more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and consequently, these companies are more willing to work with non-traditional equipment vendors, which we believe creates an opportunity for optical device vendors. Moreover, transmission speeds have continued to increase among the companies who have previously transitioned from copper-based to fiber-based infrastructure, resulting in opportunities for optical device vendors to supply new optical transceivers capable of operating at these higher data rates.

‑

Trends in the Telecom Market.The telecom market is composed of customers who deploy wireline optical networks, other than Passive Optical Networks, or PONs, for telecom access networks, including for backhaul of cellular telephone signals. As demand for mobile internet connectivity has increased in recent years, reliable and high-speed optical networks have become increasingly important. In particular, the use of wavelength division multiplexing ("WDM") to expand the capacity of mobile networks has led to increased demand for WDM components (including lasers and transceivers) by telecom equipment manufacturers. In coming years, we believe that the deployment of advanced 5G networks will result in increased demand for optical components, especially those used in connecting between antennas and base stations, as well as for backhaul as mentioned above.

‑

Trends in the FTTH Market. The FTTH market generally refers to the PONs that telecom service providers deploy. The most commonly deployed PON technology is Gigabit PON, or GPON, which delivers up to 2.5 Gbps of data, but due to the splitting of the bandwidth among multiple users, the actual bandwidth delivered to an individual subscriber is far less than 2.5 Gbps. One approach that does support true 1 Gbps service to the home is wavelength division multiplexing PON, or WDM-PON, a technology that enables the transmission of multiple wavelengths of data over a single fiber-optic strand. We also see opportunities for 10 Gbps Ethernet Passive Optical Network ("EPON") and higher data rate PON networks in the future.  Also, we have seen trends towards cable television MSOs beginning to deploy PON networks.  We see opportunities with these customers particularly given our knowledge and experience in CATV as discussed above.

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

Our Strategy

We seek to be the leading global provider of optical components, modules and equipment for each of our four target markets: CATV, internet data centers, telecom and FTTH. Our strategy includes the following key elements:

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

As of December 31, 2022 , we had a total of 217 employees working in the R&D department, including seven with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Patents

As of December 31, 2022, we owned a total of 165 U.S. issued patents and 130 patents issued in China and Taiwan, plus a number of pending U.S. and foreign/international patent applications. Our issued U.S. and foreign patents will expire between 2023 and 2042. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2023, and we continue to obtain new patents through our ongoing research and development.

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

Manufacturing and Operations

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations, and we have an additional research and development facility in Duluth, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD processes), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, telecom, FTTH and other markets. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the CATV transmitters (at the headend), internet data center market, and CATV outdoor equipment (at the node). Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2015 and ISO 14001:2015.

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

Customers

Our customers are primarily CATV, internet data center operators, telecom equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2022, 2021 and 2020, we obtained 99.6%, 98.01%, and 97.6% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In the last four years, we have taken several actions to increase the diversity of our customer base. These actions include hiring sales staff to improve our ability to serve new customers and the introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base.

In 2022, our three large CATV original equipment manufacturers, or OEMs, consisted of ATX, Cisco and CommScope. The three customers who contributed most to our data center revenue were Microsoft, a U.S. based large datacenter operator and a U.S. based NEM. In 2022, revenue from the CATV market, internet data center market, telecom market, FTTH market and other markets provided 53.0%, 34.6%, 11.1%, 0.1% and 1.2% of our revenue, respectively, compared to 44.6%, 46.1%, 7.7%, 0.5% and 1.1%, respectively, in 2021.

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

Human Capital

Employees

As of December 31, 2022, we employed 2,213 full-time employees, of which 35 held Ph.D. degrees in a science or engineering field. Of our employees, 301 are located in the U.S., 449 are located in Taiwan and 1463 are located in China.

As of December 31, 2022, none of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage as a result of an employment related strike or any employee related dispute and believe that we have satisfactory relations with our employees.

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

Climate Change and Sustainability

We are spreading initiatives that aim to drive sustainability and reduce our environmental impact. In addition, we continue to focus on the efficiency of our technology, including but not limited to using light sensors and dimming technology that control brightness and exploring alternative energy sources.

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

Risks Related to Our Divestiture in the PRC

The announcement and pendency of our proposed sale of our China manufacturing facilities could materially adversely affect our business, financial condition, and results of operations.

On September 15, 2022, AOI and Prime World International Holdings Ltd. (the "Seller"), which is a company incorporated in the British Virgin Islands and wholly owned subsidiary of AOI, entered into a definitive agreement (the "Purchase Agreement") with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the "Purchaser"), which is a company incorporated in the PRC, under which AOI would divest its manufacturing facilities located in the PRC and certain assets related to its transceiver business and multichannel optical sub-assembly products for the internet data center, FTTH and telecom markets (collectively, "the Divestiture"). The purchase price payable by the Purchaser to the Seller will be an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. Prior to the closing of this transaction, AOI anticipates investing an amount equal to between 4% and 10% of the estimated proceeds from the transaction in exchange for a 10% equity interest in the Purchaser. Both transactions are expected to close in 2023, subject to customary closing conditions and regulatory approval.

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

‑

restrictions in the Purchase Agreement on the conduct of our business prior to the closing of the divestiture, which prevent us from taking specified actions without the prior consent of Purchaser, which actions we might otherwise take in the absence of the Purchase Agreement;

‑

the attention of our management may be directed towards the closing of the divestiture and may be diverted from our day-to-day business operations, and matters related to the divestiture may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us;

‑

our customers, suppliers other parties may decide not to renew or seek to terminate, change or renegotiate their relationship with us, whether pursuant to the terms of their existing agreements with us or otherwise;

‑	our employees may experience uncertainty regarding their future roles, which might adversely affect our ability to retain, recruit and motivate key personnel; and
‑	potential litigation relating to the divestiture and the related costs.

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

-

our current stock price may reflect a market assumption that the proposed acquisition will occur, meaning that a failure to complete the proposed transaction could result in a decline in the price of our common stock;

-	we may be subject to legal proceedings related to the divestiture;
-	the failure of the divestiture to be consummated may result in negative publicity and a negative impression of us in the investment community;
-

any disruptions to our business resulting from the announcement and pendency of the divestiture, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the divestiture is not consummated;

-	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures;
-	we may be required to pay a termination fee of approximately $3 million if the Purchase Agreement is terminated under certain circumstances;
-	we expect to incur substantial transaction costs in connection with the proposed transaction, whether or not it is completed; and
-

we may not be entitled to receive a termination payment from Purchaser in all circumstances where the Purchase Agreement is terminated due to Purchaser's breach of its obligations under the Purchase Agreement or where we fail to obtain CFIUS approval.

Risks Related to Operating Our Business

We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. For each year ended 2022, 2021 and 2020, our top ten customers represented 87.2%, 84.7%, and 84.3% of our revenue, respectively. In 2022, ATX represented 47.3% of our revenue, Microsoft represented 18.4% of our revenue, and a US based large datacenter operator represented 5.9% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that 1,851 of our employees as of December 31, 2022 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

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

Our quarterly revenue and operating results have varied in the past and will likely continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

‑	the timing, size and mix of sales of our products;

‑	fluctuations in demand for our products, including the increase, decrease, rescheduling or cancellation of significant customer orders;

‑	our ability to design, manufacture and deliver products which meet customer requirements in a timely and cost-effective manner;

‑	the gain or loss of key customers;

‑	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

‑	seasonality of certain of our products and manufacturing capabilities;

‑	quality control or yield problems in our manufacturing operations;

‑	supply disruption for certain raw materials and components used in our products;

‑	capacity constraints of our outside contract manufacturers for a portion of the manufacturing process for some of our products;

‑	length and variability of the sales cycles of our products;

‑	unanticipated increases in costs or expenses, including rising inflation or other changes in macroeconomic conditions;

‑	the loss of key employees;

‑	different capital expenditure and budget cycles for our customers, affecting the timing of their spending for our products;

‑	political stability in the areas of the world in which we operate;

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent COVID-19 or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could result in business disruptions. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The spread of COVID-19 has impacted our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. The suppliers who are responsible for most of our supply-chain constraints have begun the process of returning to normal operations. In order to minimize the impact of these and any similar disruptions, we have added additional suppliers for many key components, where it is practical to do so. We believe that these additional suppliers will be able to augment our supply of needed components, although in some cases these new suppliers' materials are more expensive than the pre-existing suppliers so a switch to these alternate suppliers could have a negative impact on gross margins and profitability. However, this is uncertain and we also cannot predict if other suppliers could encounter similar difficulties. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in supply of needed components, which would likely have a negative impact on our business, results of operations, and our financial condition.

Our ability to use our net operating losses and certain other tax attributes may be limited.

As of December 31, 2022, we had U.S. accumulated net operating loss carryforwards, or NOLs, of approximately $111.5 million, federal and state research and development credits (“R&D credits”) of $10.5 million, business interest expense carryforwards of $18.7 million and foreign tax credits of $4.6 million for U.S. federal income tax purposes. Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past and in the year ended December 31, 2022 would not have prevented us from using all NOLs and tax credits accumulated before such ownership changes, assuming we were otherwise able to do so, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. Further, under the Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may offset no more than 80% of taxable income annually. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act.  Also, any foreign NOLs (for example NOLs in our China and Taiwan jurisdictions) are subject to different NOL expirations, generally shorter than in the US.

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

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. Specifically, the BIS regulates the export of most commercial items and "dual-use" goods that may have both commercial and military applications. Our products are primarily classified under Export Control Classification Numbers (ECCN) 5A991 EAR99. Export Control Classification requirements are depend upon an item’s technical characteristics and dictate the licensing requirements and permissible destination, end-use, end-users, and activities of the end-user. Should the regulations applicable to our products change, or the restrictions applicable to countries to which we ship our products change, then the export of our products to such countries could be restricted. As a result, our ability to export or sell our products to certain countries could be restricted, which could adversely affect our business, financial condition and results of operations.

Furthermore, new policy priorities may lead to additional or new import risks affecting the flow of our products into the U.S. Changes in our products or any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in delayed or decreased sales of our products to existing or potential customers. In such cases, our business and the results of operations could be adversely affected.

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

As of December 31, 2022 , we had approximately $148.9 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, our existing Credit Facility with CIT Northbridge Credit, LLC, contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

Our loan agreements contain restrictive covenants that may adversely affect our ability to conduct our business.

We have lending arrangements with several financial institutions, including loan agreements with CIT Northbridge Credit, LLC in the U.S., and credit facilities with Shanghai Pudong Development Bank Co., Ltd and China Zheshang Bank Co., Ltd. in China. Our loan agreements governing our long-term debt obligations in the U.S. and Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants require us to maintain certain financial ratios and restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the Indenture governing the Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens.

These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our loan agreements with CIT Northbridge Credit, LLC are secured by our accounts receivable, inventory, instruments, intellectual property, and all business assets except real estate and foreign assets. Our credit facilities with Shanghai Pudong Development Bank Co., Ltd. and China Zheshang Bank Co., Ltd. are secured by real estate. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

We may not be able to obtain additional capital when desired, on favorable terms or at all.

We operate in a market that makes our prospects difficult to evaluate and, to remain competitive, we will be required to make continued investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. If we do not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, we may need additional financing to implement our business strategy, which includes:

‑	expansion of research and development;

‑	expansion of manufacturing capabilities;

-	payment of any outstanding indebtedness;

‑	hiring of additional technical, sales and other personnel; and

‑	acquisitions of complementary businesses.

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

The U.S. government has made statements and taken certain actions that have led and may lead to further changes to U.S. and international trade policies, including imposing additional tariffs on certain products manufactured in China. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative, administrative, or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on foreign imports of certain materials. Five rounds of U.S. tariffs on imports from China (respectively the “U.S. Tariffs on China Imports”) went into effect on July 2018, August 2018, September 2018, September 2019, and February 2020. A limited number of our products that are of Chinese origin are currently subject to U.S. Tariffs on China Imports.

Despite rapid changes to U.S. import laws and applicable duties, the U.S. Tariffs on China Imports remain in place, and the Company faces a variety of import-related risk. Because of the political nature of many actions, it is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. A significant portion of our manufacturing operations are based in Ningbo, China; therefore, there could be material adverse effects on our business, financial condition, and/or cash flow if any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take further retaliatory trade actions.

Furthermore, the implementation of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could negatively affect our business. Bilateral tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users.

The Company's ability to export U.S.-made products is primarily subject to the regulatory supervision of the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce. Because the Company's focus on telecommunications products is a priority trade issue for BIS, the Company actively monitors licensing and export policy for our products.

Significant changes to existing international trade agreements could also lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners.  For example, the Chinese government could require the use of local suppliers, compel companies that do business in China to partner with local companies, and otherwise provide additional government incentives or subsidies to government-backed local customers to buy from local suppliers. Changes in and responses to U.S. trade policy could reduce the competitiveness of our products and thus cause our sales and revenues to drop, which could materially and adversely impact our business and operations.

We face a variety of risks associated with our international sales and operations.

We currently derive and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2022, 2021 and 2020, 18.53%, 22.7%, and 25.4% of our revenue, respectively, was derived from sales outside of North America. In addition, a significant portion of our manufacturing operations are based in Ningbo, China, and Taipei, Taiwan.

Trade-related government actions by the U.S., China or other countries that impose barriers or restrictions that would impact our ability to sell or ship products to customers or potential customers may have a negative impact on our financial condition and operations. We cannot predict the actions government entities may take in this context and we may be unable to quickly or effectively react to government actions that restrict our ability to sell to certain customers or those in certain jurisdictions. Government actions that affect our customers' ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.

Our international revenue and operations are subject to several material risks, including:

-	difficulties in staffing, managing and supporting operations in more than one country;

‑	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

‑	fewer legal protections for intellectual property in foreign jurisdictions;

‑

foreign and U.S. taxation issues and international trade barriers, including the adoption or expansion of governmental trade tariffs, export controls, and fluctuating changes to end-use and end-user rules;

‑	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

‑	fluctuations in foreign economies including the impact of recessionary environments and inflation in the United States and other economies where we do business;

‑	fluctuations in the value of foreign currencies and interest rates, including the impact of recessionary environments and inflation in the United States and other economies where we do business;

‑	trade and travel restrictions;

‑	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

‑

difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations, and trade standards, including the Foreign Corrupt Practices Act and various modifications by the BIS to export policy; and

‑	different and changing legal and regulatory requirements in the jurisdictions we currently operate or may operate in the future.

Negative developments in any of these factors in China or Taiwan or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business. Although we maintain compliance programs throughout the Company, violations of U.S. and foreign laws and regulations may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business.

Our business operations conducted in China and Taiwan are important to our success. A substantial portion of our property, plants and equipment is located in China and Taiwan. We expect to make further investments in Asia in the future, pending completion of the Divestiture described above. Therefore, our business, financial condition, results of operations and prospects are subject to economic, political, legal, and social events and developments in Asia. Factors affecting military, political or economic conditions between China and Taiwan could have a material adverse effect on our financial condition and results of operations, as well as the market price and the liquidity of our common shares.

Risks Related to Our Operations in China

Pending the completion of the Divestiture described above, our business operations conducted in China are critical to our success. A total of $51.3 million, $97.7 million, and $85.2 million or 23.0%, 46.2%, and 36.3%, of our revenue in the years ended December 31, 2022, 2021 and 2020 was attributable to our product manufactured at our plant in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 42.2% 42.2%, and 40.6% as of December 31, 2022, 2021 and 2020, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

(2)

In our China facility, we manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the CATV transmitters (at the headend), CATV outdoor equipment (at the node) and internet data center market. Our China subsidiary acquired the land use rights to the real property on which our current facility is located from the Chinese government. Such land use rights expire on October 7, 2054. Our China subsidiary owns the facility located on such real property. Our China subsidiary also obtained from the Chinese government the land use rights to a second real property located within a close proximity to our current facility. The land use rights for the second real property expire on December 28, 2067.

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

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of February 21, 2023 there were 36 holders of record of our common stock (not including beneficial holders of our common stock holding in street name).

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

Unregistered Sales of Equity Securities

Not applicable.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Form 10-K. This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors.” This section generally discusses the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended.

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

In 2022, 2021 and 2020, our revenue was $222.8 million, $211.6 million, and $234.6 million, and our gross margin was 15.1%, 17.8%, and 21.5%, respectively. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 11.0% between 2013 and 2022. In the years ended December 31, 2022, 2021 and 2020, we had net loss of $66.4 million, $54.2 million, and $58.5 million, respectively. At December 31, 2022 and 2021, our accumulated deficit was $209.1 million and $142.7 million, respectively. In 2022, we earned 53.0% of our total revenue from the CATV market and 34.6% of our total revenue from the internet data center market.

We sell our products to leading OEMs in the CATV, telecom, and FTTH markets as well as internet data center operators. In 2022, revenue from the CATV market, internet data center market, telecom market and FTTH markets provided 53.0%, 34.6%, 11.1%, and 0.1% of our revenue, respectively, compared to 44.6%, 46.1%, 7.7%, and 0.5% of our 2021 revenue, respectively. In 2022, our key customers in the CATV market included, ATX, Cisco, and CommScope. In 2022, 2021, and 2020, ATX accounted for 47.3%, 25.6%, and 3.7% of our revenue, Cisco accounted for 1.9%, 11.9% and 7.5% of our revenue and CommScope accounted for 1.7%, 3.3% and 2.1% of our revenue, respectively. Data center market included, Microsoft, a U.S. based large datacenter operator and a U.S. based NEM company. In 2022, 2021, and 2020, Microsoft accounted for 18.4%, 14.11%, and 38.3% of our revenue, the U.S. based large datacenter operator accounted for 5.9%, 8.3%, and 8.0% of our revenue, and the U.S. based NEM company accounted for 3.6%, 7.2% and 7.9% of our revenue, respectively.

In 2022, our revenue increase of 5.3% over the prior-year was driven primarily by strong demand in CATV product sales arising from products with architecture improvements to enable delivery of additional bandwidth to consumers. The increase in bandwidth demand was particularly acute in the upstream direction, and sales of products associated with increased return-path bandwidth were notably strong in the year. The increase was offset by the decrease of data center sales related to inventory normalization and demand decrease. Based on customer forecasts and order backlog we believe that this elevated CATV demand will likely continue into 2023.

We expect continued sales of our 40 Gbps and 100 Gbps products in 2023, and we expect that sales of 100 Gbps products will likely exceed sales of 40 Gbps products. However, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition. Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, global supply chain situation, raw material cost reduction or increase, manufacturing utilization rate and changes in manufacturing efficiency. Furthermore, we are continuing to monitor and assess the effects of the coronavirus outbreak on our commercial and manufacturing operations, including any impact on our revenue in 2023.

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

In 2022, 2021 and 2020, we had 12, 20, and 30 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd

On September 15, 2022, we entered into a definitive agreement and announced the planned divesture to sell the manufacturing facilities in the People’s Republic of China ("PRC") and certain assets related to our transceiver business and multi-channel optical sub-assembly products to Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. ("Purchaser"), which is a company incorporated in the PRC. The transaction is expected to close within 2023 subject to the satisfaction of certain closing conditions, including the CFIUS approval.

The purchase price for this transaction will be an amount equal to the $150 million USD equivalent of Renminbi less a holdback amount. Prior to the closing of this transaction, the Company anticipates investing an amount equal to between 4% and 10% of the estimated proceeds from the transaction in exchange for a 10% equity interest in the Purchaser. The proceeds from the transaction will enable the Company to make strategic investments in higher margin and higher growth opportunities. By exiting the transceiver market, the Company will focus its resources on its CATV business and manufacturing lasers and laser components for the CATV, datacenter, telecom and FTTH markets.

Our management has performed an evaluation as required by ASC-360-10-45-9 to determine whether to classify certain of our assets and liabilities as held for sale as of December 31, 2022. ASC 360 requires that a company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. Although we have announced the execution of a definitive purchase agreement regarding the Divestiture, completion of this transaction is not certain for reasons that include the fact that the proposed sale is subject to regulatory approval in the US and China, the timing and likelihoodof which is uncertain and beyond our control, and the fact that we cannot be certain that the buyer will not request modification of terms within the definitive purchase agreement. As a result, we have concluded that at the present time the business is not "available for immediate sale" under the meaning defined in ASC 360 and therefore none of our assets or liabilities should be classified as held for sale.

COVID-19 Pandemic

The COVID-19 pandemic has had, and continues to have, a significant impact around the world. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict as COVID-19 continues to spread around the world. In March 2020, we instituted travel restrictions and implemented sanitation and disinfection procedures to safeguard the health and safety of our employees which continue today. With increased vaccinations and the potential reduction of infections, we implemented procedures for a safe return to the office environment for all of our employees in 2021. China experienced the world's largest COVID-19 surge of the pandemic in December 2022 after the end of the zero-COVID policy. Yet there is minimum impact to the labor force in China due to less government's restrictions on quarantine and testing.

The spread of COVID-19 has impacted our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Our supply chain restrictions due to COVID-19 have improved during the latter part of 2022, and we continue to expect improvements in 2023.

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

Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated within the data center market, and starting from 2021, our revenue tends to be split between CATV market and data center market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. In the last couple years, we have taken several actions to increase the diversity of our customer base. These actions include hiring additional sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. We had two and three customers that accounted for more than 10% of our revenue in 2022 and 2021, respectively.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the CATV, internet data center, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2022, 2021 and 2020, as well as the corresponding percentage of our total revenue for each period (in thousands, except percentages):

	Years ended December 31,
Market	2022	2021	2020
CATV	$118,169	$94,266	$37,944
Data Center	77,094	97,461	173,437
Telecom	24,727	16,247	21,092
FTTH	129	957	110
Other	2,699	2,634	2,040
Total	$222,818	$211,565	$234,623

	Percentage of Revenue
CATV	53.0%	44.6%	16.2%
Data Center	34.6%	46.1%	73.9%
Telecom	11.1%	7.7%	9.0%
FTTH	0.1%	0.5%	0.0%
Other	1.2%	1.2%	0.9%
Total Revenue	100%	100%	100%

In 2022, 2021 and 2020, our top ten customers represented 87.2%, 84.7%, and 84.3% of our revenue, respectively.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2022, 23.0% of our total revenue was manufactured at our China-based subsidiary, with $10.5 million denominated in RMB and 73.7% of our total revenue was from products manufactured at our Taiwan-based facility, with no revenue denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2023.

Cost of goods sold and gross margin

Our cost of goods sold is impacted by variances arising from changes in yields and production volume, as well as increases or decreases in the cost of raw materials used in production. We typically experience lower yields and higher associated costs on new products, especially during the initial phase of the production. For our mature products, we can experience lower yields and higher production costs if customer requirements change or if we experience manufacturing difficulties or quality issues during our production process. Notwithstanding the foregoing, however, in general for our mature products our cost of goods sold for a particular product declines over time as a result of increasing efficiencies in the manufacturing processes, or supply cost declines, as well as yield improvements and testing enhancements.

We manufacture products in three of our four facilities located in the U.S., Taiwan and China. Generally, laser chips and optical components are manufactured in our Sugar Land facility, and optical components, subassemblies and optical equipment are manufactured in our Taiwan and China facility. Because of our vertical integration model, we generally utilize our own optical component products in our semi-finished and finished goods that we sell between and among our respective manufacturing operations. We base those internal sales upon established transfer pricing methodologies. However, we eliminate all of those internal sales, and cost of goods sold transactions, to arrive at total revenue and cost of goods sold on a consolidated basis.

We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated in U.S. or NT dollars or RMB, depending upon the manufacturing location.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 15.1% and 21.5%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we may sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

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

Sales and marketing.

Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expense, shipping and tariff expense, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their offering or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2022, 2021 and 2020. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2022, 2021 and 2020. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

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

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2022 and 2021 our effective tax rate was (0.0%). In 2020 our effective tax rate was (14.1%).

Our wholly owned subsidiary, Global Technology, Inc., has received preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global was recognized as a national high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three-year period. Global renewed its national high-tech enterprise certificate in 2011, 2014, 2017 and 2020, extending its three-year tax preferential status through December 2023.

For the years ended December 31, 2022 and 2021, we had $0.2 million and $0.2 million, respectively, of unrecognized tax benefits related to U.S. tax benefits recognized for which we do not meet the more likely than not threshold.

See additional information regarding income taxes in Note O, included in Part II, Item 8 of this Form 10-K.

Seasonality

We are uncertain whether the demand for our CATV, internet data center, telecom and FTTH products is seasonal, as our sales data does not indicate a significant trend with respect to these products. We began to manufacture a meaningful quantity of CATV and internet data center products in our Ningbo, China factory in 2017 and 2020, respectively. This factory experiences a lengthy shut-down associated with the Lunar New Year holiday which occurs in Q1 of each year. In addition to the factory shut-down, it is also common for employees in the factory to fail to return to work following resumption of operations. In the years 2022, 2021, and 2020, the percentage of employees in our China factory who resigned or were terminated during Q1, relative to the average number of employees during the quarter was 66.1%, 35.9%, and 43.8%, respectively.   We believe that the turnover in 2020 was higher than usual due to the COVID-19 pandemic which caused travel restrictions, additional health check requirements, and a lengthy shutdown of operations in Ningbo.  As a result of employee turnover, we must hire and train replacement employees. These replacement employees require a period of training and improvement, and this impacts the quantity of products we can produce in the quarter. The combined effect of the factory shut-down and employee turnover in the quarter may also contribute to negative seasonality in Q1.

Our gross margin varies quarter to quarter and varies primarily due to the product mix in a particular quarter, as well as from the level of manufacturing efficiencies, production yields (particularly in the laser chip fabrication process) and overall supply costs.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of our revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our financial results to be achieved in future periods.

	Years ended December 31,
	2022	2021	2020
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	84.9%	82.2%	78.5%
Gross profit	15.1%	17.8%	21.5%
Operating expenses
Research and development	16.3%	19.5%	18.5%
Sales and marketing	4.4%	5.2%	6.0%
General and administrative	20.9%	20.0%	17.9%
Total operating expenses	41.6%	44.7%	42.4%
Loss from operations	(26.5)%	(26.8)%	(20.8)%
Interest and other expense, net	(3.3)%	1.2%	(1.0)%
Loss before income taxes	(29.8)%	(25.6)%	(21.8)%
Income tax expense	(0.0)%	0.0%	(3.1)%
Net loss	(29.8)%	(25.6)%	(24.9)%

Comparison of Years Ended December 31, 2022 and 2021

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the CATV, internet data center, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Years ended December 31,				Change
		% of		% of
	2022	Revenue	2021	Revenue	Amount	%
CATV	$118,169	53.0%	$94,266	44.6%	$23,903	25.4%
Data Center	77,094	34.6%	97,461	46.1%	(20,367)	(20.9)%
Telecom	24,727	11.1%	16,247	7.7%	8,480	52.2%
FTTH	129	0.1%	957	0.5%	(828)	(86.5)%
Other	2,699	1.2%	2,634	1.2%	65	2.5%
Total Revenue	$222,818	100.0%	$211,565	100.0%	$11,253	5.3%

Revenue increased by $11.2 million or 5.3% from 2021 to 2022. The increase was driven primarily by strong demand in CATV product sales arising from products with architecture improvements to enable delivery of additional bandwidth to consumers. The increase in bandwidth demand was particularly acute in the upstream direction, and sales of products associated with increased return-path bandwidth were notably strong in the year. The increase was offset by the decrease of data center sales related to inventory normalization and demand decrease. Based on customer forecasts and order backlog we believe that this elevated CATV demand will likely continue into 2023.

In the years ended December 31, 2022 and 2021, our top ten customers represented 87.2% and 84.7% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Years ended December 31,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$189,191	84.91%	$173,850	82.17%	$15,341	8.8%
Gross margin	33,627	15.09%	37,715	17.83%	(4,088)	(10.8)%

Cost of goods sold increased by $15.3 million, or 8.8%, from 2021 to 2022, primarily due to a 5.3% increase in sales over the prior year. The decrease in gross margin for the year ended December 31, 2022 compared to the same period ended December 31, 2021 was primarily the result of changes in the mix of products in our CATV and datacenter segments. In addition, we also experienced higher costs of certain raw materials and global supply chain disruptions due to COVID-19 closures of ports and factories in Asia (see the section above on the COVID-19 pandemic for more details of these challenges).

Operating expenses

	Years ended December 31,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$36,244	16.3%	$41,220	19.5%	$(4,976)	(12.1)%
Sales and marketing	9,723	4.4%	10,899	5.2%	(1,176)	(10.8)%
General and administrative	46,658	20.9%	42,362	20.0%	4,296	10.1%
Total operating expenses	$92,625	41.6%	$94,481	44.7%	$(1,856)	(2.0)%

Research and development expense

Research and development expense decreased $5.0 million, or 12.1% from 2021 to 2022. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products, including remote-PHY products and 1.2 GHz-capable amplifier products,  and other new product development, and depreciation expense resulting from R&D equipment investments. The decreases were primarily due to less R&D work orders, renovation depreciation ended in October 2021 in China site and less indirect materials usage.

Sales and marketing expense

Sales and marketing expense decreased by $1.2 million, or 10.8%, from 2021 to 2022. These decreases were primarily due to the less sales from certain customers which include commission incentives, and partially offset by an increase in tradeshow expenses in 2022 due to the increase in number of tradeshows attended because of  less COVID-19 restrictions.

General and administrative expense

General and administrative expense increased by $4.3 million, or 10.1%, from 2021 to 2022. These increases were primarily due to the idle asset allocation from production to general and administrative section and additional bonus expense in 2022 for meeting the target.

Other income (expense), net

	Years ended December 31,
	2022		2021		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$126	0.1%	$70	0.0%	$56	80.0%
Interest expense	(6,319)	(2.8)%	(5,620)	(2.7)%	(699)	12.4%
Other income (expense), net	(1,205)	(0.5)%	8,156	3.9%	(9,361)	(114.8)%
Total other income (expense), net	$(7,398)	(3.3)%	$2,606	1.2%	$(10,004)	(383.9)%

Interest income increased by $0.1 million, or 80.0% from 2021 to 2022. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense increased by $0.7 million, or 12.4% from 2021 to 2022. The increase was primarily due to the debt balance increase and the interest rate fluctuation during the year.

Other income decreased by $9.4 million, or 114.8% from 2021 to 2022.This decrease was primarily due to the $6.23 million government's PPP Loan forgiveness stimulus obtained in year 2021. The remaining decrease was mainly due to the foreign exchange loss.

Benefit (provision) for income taxes

	Years ended December 31,
	2022	2021	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(1)	$(2)	1	(50.0)%

Our income tax provision consists of U.S. income tax, state taxes, and Taiwan and China income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

We recorded no federal tax expense for the years ended December 31, 2022 and December 31, 2021. The income tax expense in the years ended December 31, 2022 and December 31, 2021 was primarily related to the state tax provision and the recording of a valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2022, we had $13.3 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2022, our cash, cash equivalents, restricted cash and short-term investments totaled $35.6 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds.

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

In March 2021, we commenced sales of common stock through the Second ATM Offering. The details of the shares of common stock sold through the Second ATM Offering through December 31, 2022 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	March 2021	9.0622	65,748	$584	12
Raymond James & Associates, Inc.	June 2021	9.1115	34,686	310	6
Raymond James & Associates, Inc.	July 2021	9.1061	6,740	60	1
Raymond James & Associates, Inc.	September 2022	2.9045	94,491	269	5
Raymond James & Associates, Inc.	October 2022	2.8947	313,333	889	18
Raymond James & Associates, Inc.	November 2022	2.7830	29,426	80	2
Total			544,424	$2,192	44

As of December 31, 2022, the total gross sales were $2.2 million and thus remaining amount of common stock we have available to sell under the Second ATM Offering is $32.8 million.

On January 5, 2023, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which has not yet been declared effective, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $185 million. Pursuant to Rule 415(a)(6) under the Securities Act, the securities registered pursuant to this registration statement include unsold securities previously registered for sale pursuant to our previously filed registration statement on Form S-3, which became effective on January 9, 2020.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Years ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(14,022)	$(11,644)	$(44,009)
Net cash used in investing activities	(3,834)	(10,546)	(19,347)
Net cash provided by financing activities	10,753	14,087	47,441
Effect of exchange rates on cash and cash equivalents	1,553	(876)	(999)
Net decrease in cash	$(5,550)	$(8,979)	$(16,914)

Operating activities

In 2022, net cash used in operating activities was $14.0 million. Net cash used in operating activities consisted of our net loss of $66.4 million, after the exclusion of non-cash items of $40.5 million, an increase in accounts receivable from our customers of $12.7 million and an increase in other current assets of $2.4 million. These cash decreases were offset by a decrease of notes receivable of $7.8 million, decrease in inventory of $1.2 million, increase in accounts payable to our vendors of $13.0 million and increase in accrued liabilities of $5.3 million.

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

In 2022, net cash used in investing activities was $3.8 million. The net cash used consisted of spending on purchase and prepaid of additional property, plant and equipment of $3.7 million and purchase of intangible assets of $0.5 million.

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

In 2022, our financing activities provided $10.8 million in cash. This increase in cash was due to $12.2 million of net proceeds from line of credit borrowing, $5.1 million of net proceeds from bank acceptance payable and $1.2 million of net proceeds from our At-The-Market (ATM) Offering. These activities were offset by $7.3 million debt repayment and $0.5 million related to tax withholding associated with employee share-based compensation.

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

Loans and commitments

We have lending arrangements with several financial institutions. In the U.S., we entered a Loan Security and Guarantee Agreement with CIT Northbridge Credit, LLC in November 2022 and fully repaid the loan with Truist Bank. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of December 31, 2022, we were in compliance with these covenants.

In Taiwan, the Company has fully repaid the finance agreement with Chailease Finance Co, Ltd. for Prime World's Taiwan Branch. In China, we have a revolving line of credit with Shanghai Pudong Development Bank Co., Ltd and a credit facility with China Zheshang Bank Co., Ltd. for our China subsidiary, Global.

As of December 31, 2022 , we had $13.3 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location.  Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of December 31, 2022, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in service in the second half of 2023 after the construction is completed for the building interior. Property will be transferred from construction in progress to building and improvement at that time.

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

Contractual Obligations and Commitments

We have outstanding notes payable with varying maturities. As of December 31, 2022, our notes payable had an amount of $57.1 million, and the entire balance is within 12 months. Further information regarding our note payable is provided in Note K Notes Payable and Long-Term Debt in the Notes to Consolidated Financial Statements in this Form 10-K. We also have a fixed-rate convertible senior note. As of December 31, 2022, our convertible senior note had an aggregate principle amount of $80.5 million and future interest payments associated with our senior notes totaled $6.0 million. Further information regarding our convertible senior notes is provided in Note L – Convertible Senior Notes in the Notes to Consolidated Financial Statements in this Form 10-K. In addition, we have operating and financial lease for certain property and equipment with an expected term at the commencement date of more than 12 months. As of December 31, 2022, the future minimum payments required under these leases totaled $7.3 million, with $1.2 million payable within 12 months. Further information regarding our leases is provided in Note D – Leases to Consolidated Financial Statements in this Form 10-K.

Inflation

The annual inflation rate in the US and Taiwan accelerated more than 7% in 2021 and closed out at 6.5% and 2.71% in December 2022 for US and Taiwan, respectively. The cost of inflation was reflected in increases in shipping costs, labor rates, and in costs of some raw materials; we believe these increases are related to the COVID-19 pandemic (please refer to our discussion on COVID-19 in the MD&A section of this Form 10-K), however we cannot be sure when or if prices will return to pre-pandemic levels. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results. However, there is no guarantee that we may increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability.

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

Long-lived assets

We evaluate the carrying value of long-lived assets for potential impairment when we determine a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable we perform an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amount of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. We did not record any asset impairment charges in 2022, 2021 and 2020.

Valuation of inventories

Inventories are stated at the lower of cost (average-cost method) or net realizable value. Work in process and finished goods includes materials, labor and allocated overhead. We assess the valuation of our inventory on a periodic basis and provide an allowance for the value of estimated excess and obsolete inventory based on estimates of future demand. Inventory reserves are recorded to account for the excess and obsolete inventory combined with the lower of cost or net realizable value assessments. To develop the reserve, we developed certain percentages that determine the extent of inventory reserve adjustments based on the age of the inventory. Such percentages were determined through analysis of the inventory to determine each product's lifespan, a review historical write-offs or scrapped inventory, and an assessment by product engineers of the possibility of obsolescence for each product.

During the years ended December 31, 2022, 2021 and 2020, we recorded excess and obsolete inventory reserve charges of $4.9 million, $3.9 million, and $3.9 million, respectively. For the years December 2022, 2021 and 2020, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $10.4 million, $16.8 million, and $20.4 million, respectively.

We have an accounting policy to record a reserve for inventory encompassing the value of excess or obsolete items combined with the lower of cost or net reliable value. We considered the following factors in our determination of the appropriate reserve level: how often we buy material in bulk; the overall market value of raw material, semi-finished goods and finished goods across our varied product lines and within markets; changes in expected demand for our products; the change in valuations historically; the determined safety stock for key customers; and the likelihood of postponement in delivery schedules for materials already placed in finished goods inventory.

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

On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $69.7 million has been recorded related to deferred tax assets to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

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

We are exposed to market risk due to the possibility of changing interest rates associated with certain debt instruments. As of December 31, 2022, our debt bears a variable rate of interest that is based on SOFR or other interbank offered rates. The debt subject to variable rates is subject to fluctuation in the SOFR or other interbank offered rates. As of December 31, 2022, we had not hedged our interest rate risk.

With respect to our interest expense for the year ended December 31, 2022, an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.6 million in our interest expense for such period.

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

During the year ended December 31, 2022, we recognized approximately $1.5 million of exchange loss arising from foreign currency transactions and re-measurement of monetary assets and liabilities dominated in non-functional currency on the balance sheet date.

During the year ended December 31, 2022, 4.7% of our revenue was denominated in RMB and none of our revenue was denominated in NT dollars. In the year ended December 31, 2022, 25.8% of our operating expenses were denominated in RMB and 18.9% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income (loss), and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2022, our operating expenses would have had been higher by $0.4 million.

As of December 31, 2022, we held the U.S. dollar denominated liabilities net of assets of approximately $24.6 million in our China subsidiary and $26.7 million in our Taiwan branch. With respect to these U.S. dollar denominated net assets as of December 31, 2022, if exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2022, our other operating expenses would have been reduced by $0.4 million. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income (loss) as reported in U.S. dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Form 10-K, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2022.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	**	Agreement for the Sale and Purchase of a New Company to Be Established in Hong Kong Special Administrative Region of The People's Republic of China, dated as of September 15, 2022, by and between Prime World International Holdings Ltd., Applied Optoelectronics, Inc. and Yuhan Optoelectronics Technology (Shanghai) Co., Ltd.	8-K	001-36083	2.1	September 15, 2022

3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

4.2		Indenture, dated as of March 5, 2019 between Applied Optoelectronics, Inc. and Wells Fargo Bank, National Association, as trustee, paying agent, and conversion agent	8-K	001-36083	4.1	March 5, 2019

4.3		Form of Note representing the Company’s 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture)	8-K	001-36083	4.1	March 5, 2019

4.4		Description of Company’s Common Stock	10-K	001-36083	4.4	February 28, 2020

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.2.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.2.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1	333-190591	10.5.2	August 13, 2013

10.3	†	Amended and Restated 2013 Equity Incentive Plan	10-K	001-36083	10.6	March 9, 2017

10.3.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

10.3.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.3.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.3.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.4	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10.5	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016

10.6	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016

10.7	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016

10.8	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and David C. Kuo	10-K	001-36083	10.9	February 28, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9	Loan Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2017

10.9.1	Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.2	October 4, 2017

10.9.2	Addendum to the Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.3	October 4, 2017

10.9.3	BB&T Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	October 4, 2017

10.9.4	Trademark Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	October 4, 2017

10.9.5	Patent Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	October 4, 2017

10.10	Supply Agreement, effective November 8, 2017, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.1	February 24, 2018

10.11	Master Purchase Agreement, effective January 2, 2018, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.2	February 21, 2018

10.12	Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30	February 28, 2018

10.12.1	Translation of Investment and Construction Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30.1	February 28, 2018

10.13	Translation of Construction Agreement between Global Technology, Inc. and Zhejiang Xinyu Construction Group Co., Ltd. dated February 8, 2018	10-Q	001-36083	10.5	May 8, 2018

10.14	First Amendment to Loan Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	April 5, 2018

10.14.1	Addendum to the Promissory Note ($60 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	April 5, 2018

10.14.2	Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.3	April 5, 2018

10.14.3	Addendum to the Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	April 5, 2018

10.14.4	Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	April 5, 2018

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14.5	Addendum to the Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	April 5, 2018

10.14.6	Note Modification Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.7	April 5, 2018

10.14.7	Assignment of Lease and Rent, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.8	April 5, 2018

10.14.8	Texas Deed of Trust and Security Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.9	April 5, 2018

10.14.9	Environmental Certification and Indemnity Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.10	April 5, 2018

10.15	First Amendment to Lease, dated October 8, 2018, between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC.	8-K	001-36083	10.1	October 12, 2018

10.16	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note, dated November 29, 2018, between Prime World International Holdings, Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	December 6, 2018

10.17	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note, dated January 21, 2019, between Prime World International Holdings, Ltd. and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	January 25, 2019

10.18	Second Amendment to Loan Agreement, dated February 1, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	February 7, 2019

10.19	Purchase Agreement, dated as of February 28, 2019 by and among Applied Optoelectronics, Inc., Raymond James & Associates, Inc. and Cowen and Company, LLC	8-K	001-36083	10.1	March 5, 2019

10.19.1	Third Amendment to Loan Agreement, dated March 5, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	March 5, 2019

10.20	Translation of Approval Notice between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.1	April 17, 2019

10.20.1	Translation of Comprehensive Credit Facilities Master Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.2	April 17, 2019

10.20.2	Translation of Credit Terms / Financial Transaction Terms Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.3	April 17, 2019

10.20.3	Translation of Promissory Note between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.4	April 17, 2019

10.21	Translation of the Credit Granting Agreement, between Global Technology, Inc. and China Merchants Bank Co., Ltd., dated April 19, 2019	8-K	001-36083	10.1	April 25, 2019

10.22	Translation of the Working Capital Loan Contract, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated April 30, 2019	8-K	001-36083	10.1	May 6, 2019

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23	Translation of the Working Capital Loan Contract (RMB 30,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 7, 2019	8-K	001-36083	10.1	May 13, 2019

10.23.1	Translation of the Working Capital Loan Contract (USD 2,000,000),between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 8, 2019	8-K	001-36083	10.2	May 13, 2019

10.24	Translation of the Financing Credit Line Agreement, dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.1	May 31, 2019

10.24.1	Translation of the Maximum Mortgage Contract (Security Agreement), dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.2	May 31, 2019

10.25	Translation of the Maximum Loan Contract (¥100M), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.1	June 27, 2019

10.25.1		Translation of the Maximum Mortgage Contract (the “Real Estate Security Agreement”), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.2	June 27, 2019

10.25.2		Translation of the Maximum Loan Contract (¥50M), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.3	June 27, 2019

10.25.3		Translation of the Maximum Mortgage Contract (the “Machinery and Equipment Security Agreement”), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.4	June 27, 2019

10.26		Translation of the Approval Notice of Credit Line, dated July 8, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.11	August 8, 2019

10.26.1		Translation of the General Agreement for Financial Transaction, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.12	August 8, 2019

10.26.2		Translation of the Credit Facility Agreement, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.13	August 8, 2019

10.26.3		Translation of the Promissory Note, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.14	August 8, 2019

10.27	**	Fourth Amendment to Loan Agreement, dated September 30, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2019

10.27.1		Note Modification Agreement, dated September 30, 2019, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.2	October 4, 2019

10.27.2		Addendum To Promissory Note, dated September 30, 2019, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.3	October 4, 2019

10.28		Second Amendment to Lease, dated November 11, 2019, between Applied Optoelectronics, Inc. and ROIB2 Breckinridge, LLC.	8-K	001-36083	10.1	November 18, 2019

10.29		Paycheck Protection Program Loan Promissory Note, dated April 17, 2020, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.1	April 22, 2020

10.30		Translation of Amendment to the Finance Lease Agreements, dated September 15, 2020, between Prime World International Holdings Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	September 18, 2020

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.31		Translation of the Credit Facility Agreement, dated October 7, 2020, between Prime World International Holdings Ltd. and Taishin International Bank.	8-K	001-36083	10.1	October 13, 2020

10.31.1		Translation of the Notice of Credit Line Approval, dated August 24, 2020.	8-K	001-36083	10.2	October 13, 2020

10.32		Translation of the Credit Granting Agreement, between Global Technology Inc. and China Merchants Bank Co., Ltd., dated October 19, 2020.	8-K	001-36083	10.2	October 22, 2020

10.33		Translation of the Maximum Loan Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd, dated January 6, 2021.	8-K	001-36083	10.1	January 11, 2021

10.33.1		Translation of the Maximum Mortgage Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd, dated January 6, 2021.	8-K	001-36083	10.2	January 11, 2021

10.34		Fifth Amendment to Loan Agreement and Fourth Amendment to Security Agreement, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank	8-K	001-36083	10.1	April 9, 2021

10.34.1		Note Modification Agreement, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.2	April 9, 2021

10.34.1		Addendum to Promissory Note, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.3	April 9, 2021

10.35	†	2021 Stock Incentive Plan.	10-Q	001-36083	10.4	August 5, 2021

10.35.1	†	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	10Q	001-36083	10.4.1	August 5, 2021

10.35.2	†	Form of Performance Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	10Q	001-36083	10.4.2	August 5, 2021

10.36		Sixth Amendment to Loan Agreement and Fifth Amendment to Security Agreement, December 29, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.1	January 5, 2022

10.36.1		Note Modification Agreement, dated December 29, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.2	January 5, 2022

10.36.2		Addendum to Promissory Note, dated December 29, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.3	January 5, 2022

10.37		Translation of the Maximum Loan Contract between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated June 7, 2022.	8-K	001-36083	10.1	June 10, 2022

10.37.1		Translation of the Maximum Mortgage Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated June 7, 2022.	8-K	001-36083	10.2	June 10, 2022

10.38		Form of Trademark License Agreement, by and among Applied Optoelectronics, Inc., and Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.1	September 15, 2022

10.38.1		Form of Technology Cross-License Agreement, by and among Applied Optoelectronics, Inc., Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.2	September 15, 2022

10.38.2	**	Form of Product Supply Agreement, by and between Applied Optoelectronics, Inc. and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.3	September 15, 2022

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.38.3	**	Form of Contract Manufacturing Agreement, by and among Applied Optoelectronics, Inc., Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.4	September 15, 2022

10.39		Loan Security and Guarantee Agreement, dated November 16, 2022, between Applied Optoelectronics, Inc. and CIT Northbridge Credit, LLC.	8-K	001-36083	10.1	November 21, 2022

21.1		Subsidiaries of the registrant	S-1	333-190591	21.1	August 13, 2013

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see the signature page in this Annual Report on Form 10-K).

31.1	*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

	By:	/s/ Chih-Hsiang (Thompson) Lin
Chih-Hsiang (Thompson) Lin,
President and Chief Executive Officer and
Chairman of the Board of Directors
February 24, 2023

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

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin
CHIH-HSIANG (THOMPSON) LIN,
President, Chief Executive Officer and	February 24, 2023
Chairman of the Board of Directors
(principal executive officer)

/s/ STEFAN J. MURRY
STEFAN J. MURRY,
Chief Financial Officer	February 24, 2023
(principal financial officer and
principal accounting officer)

Signature	Date

/s/ WILLIAM H. YEH
WILLIAM H. YEH,	February 24, 2023
Director

/s/ RICHARD B. BLACK
RICHARD B. BLACK,	February 24, 2023
Director

/s/ CHE-WEI LIN
CHE-WEI LIN,	February 24, 2023
Director

/s/ CYNTHIA (CINDY) DELANEY
CYNTHIA (CINDY) DELANEY,	February 24, 2023
Director

/s/ ELIZABETH LOBOA
ELIZABETH LOBOA,	February 24, 2023
Director

/s/ MIN-CHU (MIKE) CHEN
MIN-CHU (MIKE) CHEN,	February 24, 2023
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Inventory Reserve

As described further in Note B to the financial statements, the Company assesses the valuation of its inventory on a periodic basis and provides an allowance based on several factors including products’ life span, historical changes in valuation and write-offs, and management’s estimates of future demand. One significant estimate and assumption that impacts the financial statements is inventory reserve. We identified the accounting for inventory reserve as a critical audit matter.

The principal considerations for our determination that accounting for inventory reserve is a critical audit matter are the judgments and estimates associated with management’s determination of inventory reserve adjustments, due to the nature of the inputs and assumptions used in the process and that the reserve is subject to estimation uncertainty and requires auditor subjectivity in evaluating reasonableness. Management developed certain percentages that determine the extent of inventory reserves based on the age of the inventory. Such percentages were determined through analysis of the inventory to determine each product's lifespan, a review of historical write-offs or scrapped inventory, and an assessment by product engineers of the possibility of obsolescence for each product.

Our audit procedures related to the accounting for inventory reserve included the following:

●	We assessed the qualifications and competence of management and evaluated the methodologies used to determine the inventory reserve;
●	We tested the design and operating effectiveness of key controls related to the accounting for the inventory reserve, including controls relating to management’s development of the reserve; and
●	We obtained the underlying inventory aging report and agreed the balances to the general ledger to test for completeness and performed the following:
●	recalculated the unit price and agreed such unit price to inventory details;
●	selected inventory items to re-age; and
●	recalculated the inventory reserve.

Impairment of Long-Lived Assets

As described further in Note B to the financial statements, the Company accounts for impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets. The Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. If assets are determined not to be recoverable, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The undiscounted future net cash flows, and any subsequent fair value determination, are based on assumptions and projections that require subjective judgments. We identified the long-lived assets impairment assessment and cash flow analysis as a critical audit matter.

The principal consideration for our determination that the long-lived assets impairment assessment represents a critical audit matter is the judgments and assumptions associated with management’s determination of the recoverability of the long-lived assets including any subsequent fair value assessments. Auditing the undiscounted future net cash flows involved a high degree of subjectivity, auditor judgment and audit effort in evaluating management’s significant assumptions primarily due to the complexity of the cash flow models used, as well as the sensitivity of the underlying significant assumptions. The Company used an undiscounted cash flow model to assess the recoverability of the long-lived assets, which included assumptions such as revenue growth rates, operating expenses, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, capital expenditures, asset grouping, forecast period and future sales values. These significant assumptions are forward looking and could be affected by future economic and market conditions.

Our audit procedures related to the accounting for impairment of long-lived assets included the following:

●	We assessed the qualifications and competence of management and evaluated the methodologies used to determine the fair value of long-lived assets;
●

We tested the design and operating effectiveness of key controls related to the accounting for possible impairment, including controls relating to management’s development of forecasts for revenue growth rates, operating expenses, EBITDA margins, capital expenditures, asset grouping, forecast period and future sales values;

●

We tested the assumptions, including the testing of underlying source information and the mathematical accuracy of the calculations, used within the undiscounted cash flow models to estimate the recoverability of long-lived assets, which included assumptions such as revenue growth rates, operating expenses, EBITDA margins, capital expenditures, asset grouping, forecast period and future sales values;

●	We tested the Company’s ability to forecast future cash flows by reviewing actual results compared to amounts previously forecasted; and
●	We tested the sensitivity of the undiscounted cash flows utilized in the recoverability test.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Houston, Texas

February 24, 2023

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except the par value)

	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$24,685	$34,656
Restricted cash	10,902	6,480
Accounts receivable - trade, net of allowance of $28 and $30, respectively	61,175	47,944
Notes receivable	339	8,148
Inventories	79,679	92,516
Prepaid income tax	—	1
Prepaid expenses and other current assets	6,384	4,334
Total current assets	183,164	194,079
Property, plant and equipment, net	210,184	243,035
Land use rights, net	5,238	5,856
Operating right of use asset	5,566	7,078
Financing right of use asset	26	57
Intangible assets, net	3,699	3,836
Other assets, net	386	518
TOTAL ASSETS	$408,263	$454,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$47,845	$34,402
Bank acceptance payable	12,337	8,198
Accrued liabilities	17,222	15,587
Deferred revenue	3,000	—
Current lease liability - operating	1,041	1,062
Current lease liability - financing	63	19
Current portion of notes payable and long-term debt	57,074	49,689
Total current liabilities	138,582	108,957
Convertible senior notes	79,506	78,680
Non-current lease liability - operating	5,505	7,189
Non-current lease liability - financing	—	63
Notes payable and long-term debt, less current portion	—	5,000
TOTAL LIABILITIES	223,593	199,889
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common Stock; 45,000 shares authorized at $0.001 par value; 28,622 and 27,323 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	29	27
Additional paid-in capital	391,526	381,143
Accumulated other comprehensive income	2,183	16,071
Accumulated deficit	(209,068)	(142,671)
TOTAL STOCKHOLDERS' EQUITY	184,670	254,570
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$408,263	$454,459

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Revenue, net	$222,818	$211,565	$234,623
Cost of goods sold	189,191	173,850	184,082
Gross profit	33,627	37,715	50,541
Operating expenses
Research and development	36,244	41,220	43,393
Sales and marketing	9,723	10,899	14,087
General and administrative	46,658	42,362	41,903
Total operating expenses	92,625	94,481	99,383
Loss from operations	(58,998)	(56,766)	(48,842)
Other income (expense)
Interest income	126	70	255
Interest expense	(6,319)	(5,620)	(5,635)
Other income (expense), net	(1,205)	8,156	2,998
Total other income (expense), net	(7,398)	2,606	(2,382)
Loss before income taxes	(66,396)	(54,160)	(51,224)
Income tax expense	(1)	(2)	(7,228)
Net loss	$(66,397)	$(54,162)	$(58,452)
Net loss per share
Basic	$(2.38)	$(2.01)	$(2.67)
Diluted	$(2.38)	$(2.01)	$(2.67)

Weighted average shares used to compute net loss per share:
Basic	27,846,387	26,912,141	21,866,630
Diluted	27,846,387	26,912,141	21,866,630

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2022	2021	2020
Net loss	$(66,397)	$(54,162)	$(58,452)
Gain/(Loss) on foreign currency translation adjustment	(13,888)	4,381	11,260
Comprehensive loss	$(80,285)	$(49,781)	$(47,192)

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2020, 2021 and 2022

(in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity
January 1, 2020	—	$—	20,140	$20	$303,401	$430	$(30,057)	$273,794
Public offering of common stock, net	—	—	4,470	4	39,306	—	—	39,310
Stock options exercised, net of shares withheld for employee tax	—	—	3	—	30	—	—	30
Issuance of restricted stock, net of shares withheld for employee tax	—	—	497	1	(1,098)	—	—	(1,097)
Share-based compensation	—	—	—	—	13,046	—	—	13,046
Foreign currency translation adjustment	—	—	—	—	—	11,260	—	11,260
Net loss	—	—			—		(58,452)	(58,452)
December 31, 2020	—	$—	25,110	$25	$354,685	$11,690	$(88,509)	$277,891
Public offering of common stock, net	—	—	1,552	1	15,288	—	—	15,289
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	8	—	—	8
Issuance of restricted stock, net of shares withheld for employee tax	—	—	659	1	(959)	—	—	(958)
Share-based compensation	—	—	—	—	12,121	—	—	12,121
Foreign currency translation adjustment	—	—	—	—	—	4,381	—	4,381
Net loss	—	—					(54,162)	(54,162)
December 31, 2021	—	$—	27,323	$27	$381,143	$16,071	$(142,671)	$254,570
Public offering of common stock, net	—	—	437	1	1,237	—	—	1,238
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of shares withheld for employee tax	—	—	862	1	(454)	—	—	(453)
Share-based compensation	—	—	—	—	9,600	—	—	9,600
Foreign currency translation adjustment	—	—	—	—	—	(13,888)	—	(13,888)
Net loss	—	—	—	—	—	—	(66,397)	(66,397)
December 31, 2022	—	$—	28,622	$29	$391,526	$2,183	$(209,068)	$184,670

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(66,397)	$(54,162)	$(58,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of bad debt	(3)	(32)	32
Inventory reserve adjustment	4,900	3,889	3,930
Depreciation and amortization	23,202	25,371	24,733
Amortization of debt issuance costs	902	865	900
Deferred income taxes, net	—	—	7,348
Loss (gain) on disposal of assets	(47)	1	15
Share-based compensation	9,600	12,121	13,046
Interest for extinguishment of debt	—	(70)	—
Extinguishment of debt	—	(6,229)	—
Unrealized foreign exchange (gain) loss	1,916	645	(1,152)
Changes in operating assets and liabilities:
Accounts receivable, trade	(12,749)	(7,020)	(8,421)
Notes receivable	7,764	(7,585)	(389)
Prepaid income tax	1	1	188
Inventories	1,150	15,786	(23,674)
Other current assets	(2,406)	867	1,220
Operating right of use asset	888	848	407
Accounts payable	12,966	7,069	(3,347)
Accrued income taxes	—	1	1
Accrued liabilities	5,260	(3,092)	44
Lease liability	(969)	(918)	(438)
Net cash used in operating activities	(14,022)	(11,644)	(44,009)
Investing activities:
Purchase of property, plant and equipment	(3,210)	(7,981)	(15,795)
Proceeds from disposal of equipment	403	114	216
Deposits and prepaid for equipment	(529)	(2,222)	(3,279)
Purchase of intangible assets	(498)	(457)	(489)
Net cash used in investing activities	(3,834)	(10,546)	(19,347)
Financing activities:
Proceeds from issuance of notes payable and long-term debt, net of debt issuance costs	—	—	6,229
Principal payments of long-term debt and notes payable	(7,336)	(4,144)	(5,233)
Proceeds from line of credit borrowings, net of debt issuance costs	143,261	122,935	95,730
Repayments of line of credit borrowings, net of debt issuance costs	(131,030)	(111,287)	(96,006)
Proceeds from bank acceptance payable	45,666	24,622	39,958
Repayments of bank acceptance payable	(40,573)	(32,465)	(31,338)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	—	—	(18)
Principal payments of financing lease	(19)	(18)	(17)
Exercise of stock options	—	8	13
Payments of tax withholding on behalf of employees related to share-based compensation	(453)	(961)	(1,080)
Proceeds from common stock offering, net	1,238	15,397	39,203
Net cash provided by financing activities	10,753	14,087	47,441
Effect of exchange rate changes on cash	1,553	(876)	(999)
Net decrease in cash, cash equivalents and restricted cash	(5,550)	(8,979)	(16,914)
Cash, cash equivalents and restricted cash at beginning of period	41,136	50,115	67,029
Cash, cash equivalents and restricted cash at end of period	$35,587	$41,136	$50,115
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$5,142	$4,899	$4,971
Income taxes	—	1	(364)
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$(164)	$(4,027)	$(2,326)
Net change in deposits and prepaid for equipment related to property and equipment additions	67	84	(64)

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

On  September 15, 2022, we entered into a definitive purchase agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd ("Purchaser"), which is a company incorporated in the People's Republic of China ("PRC"), to divest the Company's manufacturing facilities in the PRC and certain assets related to our transceiver business and multi-channel optical sub-assembly products (collectively, the "Divestiture"). The closing of the transaction is subject to the satisfaction of certain closing conditions, including the approval from the Committee on Foreign Investment in the United States ("CFIUS").

The purchase price will be an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. Prior to the closing of the transaction the Company anticipates investing an amount equal to between 4% and 10% of the estimated proceeds from the transaction in exchange for a 10% equity interest in the Purchaser. The transaction is expected to close in 2023, subject to customary closing conditions and regulatory approval.

Our management has performed an evaluation as required by ASC-360-10-45-9 to determine whether to classify certain of our assets and liabilities as held for sale as of December 31, 2022. ASC 360 requires that a company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. Although we have announced the execution of a definitive purchase agreement regarding the Divestiture, completion of this transaction is not certain for reasons that include the fact that the proposed sale is subject to regulatory approval in the US and China, the timing and likelihood of which is uncertain and beyond our control, and the fact that we cannot be certain that the buyer will not request modification of terms within the definitive purchase agreement. As a result, we have concluded that at the present time the business is not "available for immediate sale" under the meaning defined in ASC 360 and therefore none of our assets or liabilities should be classified as held for sale.

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

The functional currency for the Company’s foreign operations is the local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date and sales and expenses are translated at monthly average rates. The resulting gains or losses from translation are included in a separate component of other comprehensive income. There is no tax effect on the foreign currency translation because management has concluded that no deferred tax asset (DTA) should be recorded because at the present time management cannot conclude that the temporary book-tax basis difference that would create this DTA will reverse in the foreseeable future due to the uncertainties in the timing of the Divestiture described above in Note A. Transaction gains and losses resulting from re-measuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary’s functional currency are included in net foreign exchange gain and loss and are included in net income except for those intercompany balances that are long-term investments in nature. The translation gain or losses from the long-term investment nature of intercompany balances are treated as translation adjustments and included in comprehensive income.

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

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $17.5 million and $17.3 million at December 31, 2022 and 2021, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2022, approximately $18.3 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

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

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2022, 2021 and 2020, its top five customers represented 78.2%, 67%, and 73.3% of its revenue, respectively. In 2022, ATX and Microsoft represented 47.3% and 18.4% of its revenue, respectively. In 2021, ATX, Microsoft and Cisco represented 25.6%, 14.1% and 11.9% of its revenue, respectively.

The five largest receivable balances for customers represented an aggregate of 86.9% and 70.6% of total accounts receivable at December 31, 2022 and 2021, respectively. As of December 31, 2022, ATX represented 64.9% of total accounts receivable. As of December 31, 2021, ATX and Microsoft represented 41.7%, and 13.3% of total accounts receivable, respectively. No other customer represented greater than ten percent of revenue in 2022, 2021 or 2020 had greater than ten percent of total accounts receivable at December 31, 2022 or 2021.

9.	Inventories

Inventories are stated at the lower of cost (average-cost method) or net realizable value. Work in process and finished goods includes materials, labor and allocated overhead. The Company assesses the valuation of its inventory on a periodic basis and provides write-offs for the value of estimated excess and obsolete inventory based on estimates of future demand. Inventory reserves are recorded to account for the excess and obsolete inventory combined with the lower of cost or net realizable value assessments. To develop the reserve, the Company developed certain percentages that determine the extent of inventory reserve adjustments based on the age of the inventory. Such percentages were determined through analysis of the inventory to determine each product's lifespan, a review historical write-offs or scrapped inventory, and an assessment by product engineers of the possibility of obsolescence for each product.

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

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2022, the Company had 304 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life between 10 and 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

12.	Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets. In accordance with ASC 360, the Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. The Company did not record any asset impairment charges in 2022, 2021 or 2020.

13.	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, (“ASC 220”) establishes rules for reporting and display of comprehensive income (loss) and its components. ASC 220 requires that unrealized gains and losses on the Company’s foreign currency translation adjustments be included in comprehensive income (loss).

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

The Company derives revenue from the manufacture and sale of fiber optic networking products. Revenue recognition follows the criteria of ASC 606, Revenue from Contracts with Customers. Specifically, the Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally this occurs with the transfer of control of products or services at point of time or over times. When the company receives payments and its obligations to customers are not satisfied, the company will recognize the payment as Deferred Revenue from customers.

16.	Product Warranty

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs may exceed the accrual, in which case the cost of sales will increase in the future. As of December 31, 2022 and 2021, the amount of accrued warranty was $0.1 million and $0.3 million, respectively. Changes in products warranty were as follows (in thousands):

	Year ended December 31,
	2022	2021
Beginning Balance, January 1	$263	$703
Warranty costs incurred	(85)	(826)
Provision for warranty	(38)	386
Ending Balance, December 31	$140	$263

17.	Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $0.8 million, $0.1 million, and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

21.	Global Intangible Low-taxed Income Provisions ("GILTI")

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 (“the 2017 Act”) is the global intangible low-taxed income provisions ("GILTI"). In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 31, 2022, December 31, 2021, and December 31, 2020, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

22.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2022

There was no accounting pronouncement adopted in 2022.

Recent Accounting Pronouncements Adopted in 2021

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective beginning on March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company adopted this ASU on January 1, 2021, with no impact on its consolidated financial statements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging - Contracts in Entities Own Equity” (Subtopic 815-40). This ASU simplifies accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that requires separating embedded conversion features from convertible instruments. The Company adopted this ASU on January 1, 2021, with no impact on its consolidated financial statements.

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

4. Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless a portion of the variable consideration related to the contract is allocated entirely to a performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. The company recognizes revenues over times for services obligations. Based on ASC 606-10-32-34 methods, expected cost plus a margin approach is adopted to allocate the transaction price.

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

Revenue is also classified by major product category and is presented below (in thousands):

	Years ended December 31,
		% of		% of		% of
	2022	Revenue	2021	Revenue	2020	Revenue
CATV	$118,169	53.0%	$94,266	44.6%	$37,944	16.2%
Data Center	77,094	34.6%	97,461	46.1%	173,437	73.9%
Telecom	24,727	11.1%	16,247	7.7%	21,092	9.0%
FTTH	129	0.1%	957	0.5%	110	0.0%
Other	2,699	1.2%	2,634	1.2%	2,040	0.9%
Total Revenue	$222,818	100.0%	$211,565	100.0%	$234,623	100.0%

NOTE D— Leases

The Company leases space under non-cancellable operating leases for manufacturing facilities, research and development offices and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle under operating leases. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of the ROU asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancellable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities.

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

Lease expense is included under general and administrative expenses and was $1.2 million, $1.3 million, and $1.4 million, respectively, for the years ended December 31, 2022, 2021 and 2020, respectively. The Components of lease expense were as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2022	2021
Operating lease expense	$1,161	$1,230
Financing lease expense	32	32
Short Term lease expense	27	19
Total lease expense	$1,220	$1,281

Maturities of lease liabilities are as follows for the future one-year periods ending December 31, (in thousands):

	Operating	Financing	Total
2023	$1,237	$65	1,302
2024	1,127	—	1,127
2025	1,207	—	1,207
2026	1,078	—	1,078
2027	1,084	—	1,084
2028 and thereafter	1,551	—	1,551
Total lease payments	$7,284	$65	7,349
Less imputed interest	(738)	(2)	(740)
Present value	$6,546	$63	6,609

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	December 31,	December 31,
	2022	2021
Weighted Average Remaining Lease Term (Years) - operating leases	6.16	7.15
Weighted Average Remaining Lease Term (Years) - financing leases	0.83	1.83
Weighted Average Discount Rate - operating leases	3.21%	3.22%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,234	1,287
Operating cash flows from financing lease	4	5
Financing cash flows from financing lease	19	18
Right-of-use assets obtained in exchange for new operating lease liabilities	-	124

NOTE E—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$24,685	$34,656
Restricted cash	10,902	6,480
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$35,587	$41,136

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances associated with certain credit facilities. As of December 31, 2022 and 2021, there was $8.7 million and $3.0 million of restricted cash required for bank acceptance notes issued to vendors, respectively. There was $1.1 million and $2.4 million certificate of deposit with original maturity of 90 days or less associated with credit facilities with a bank in China as of  December 31, 2022 and 2021 respectively. There was $1.0 million guarantee deposits for customs duties as of December 31, 2022 and December 31, 2021.

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

The following table presents the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(66,397)	$(54,162)	$(58,452)
Denominator:
Weighted average shares used to compute net loss per share
Basic	27,846	26,912	21,867
Effect of dilutive options and restricted stock units	—	—	—
Diluted	27,846	26,912	21,867
Net loss per share
Basic	$(2.38)	$(2.01)	$(2.67)
Diluted	$(2.38)	$(2.01)	$(2.67)

The following potentially dilutive securities were excluded from diluted net loss per share as their effect would have been antidilutive (in thousands):

	As of December 31,
	2022	2021
Employee stock options	-	3
Restricted stock units	1	3
Shares for convertible senior notes	4,587	4,587
Total antidilutive shares	4,588	4,593

NOTE G—INVENTORIES

At December 31, 2022 and 2021, inventories consisted of the following (in thousands):

	As of December 31,
	2022	2021
Raw materials	$25,732	$29,469
Work in process and sub-assemblies	39,563	41,528
Finished goods	14,384	21,519
Total inventory	$79,679	$92,516

For the years ended December 31, 2022, 2021 and 2020, the inventory reserve adjustment expensed for inventory was $4.9 million, $3.9 million, and $3.9 million, respectively. For the years December 31, 2022, 2021 and 2020, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $10.4 million, $16.8 million, and $20.4 million, respectively.

NOTE H—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	December 31, 2022	December 31, 2021
Land improvements	$806	$806
Building and improvements	86,372	89,698
Machinery and equipment	251,216	266,386
Furniture and fixtures	5,382	5,658
Computer equipment and software	11,713	12,727
Transportation equipment	679	726
	356,168	376,001
Less accumulated depreciation and amortization	(177,519)	(167,772)
	178,649	208,229
Construction in progress	30,434	33,705
Land	1,101	1,101
Total property, plant and equipment, net	$210,184	$243,035

For the years ended December 31, 2022, 2021 and 2020, depreciation expense of property, plant and equipment was $22.6 million, $24.8 million, and $24.2 million, respectively. For the years  December 31, 2022, 2021 and 2020, the capitalized interest was $0.2 million, $0.9 million, and $0.4 million, respectively.

As of December 31, 2022, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

NOTE I—INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods indicated (in thousands):

	December 31, 2022
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,994	$(5,330)	$3,664
Trademarks	56	(21)	$35
Total intangible assets	$9,050	$(5,351)	$3,699

	December 31, 2021
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,597	$(4,779)	$3,818
Trademarks	35	(17)	18
Total intangible assets	$8,632	$(4,796)	$3,836

For the years ended December 31, 2022, 2021 and 2020, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.6 million, $0.5 million and $0.5 million, respectively. The remaining weighted average amortization period for intangible assets is approximately six years.

At December 31, 2022, future amortization expense for intangible assets is estimated to be (in thousands):

December 31, 2022
2023	$627
2024	627
2025	627
2026	627
2027	627
2028	564
thereafter	-
Total	$3,699

NOTE J—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$24,685	$—	$—	$24,685
Restricted cash	10,902	—	—	10,902
Note receivable	—	339	—	339
Total assets	$35,587	$339	$—	$35,926
Liabilities:
Bank acceptance payable	—	$12,337	—	$12,337
Convertible senior notes	—	58,314	—	58,314
Total liabilities	$—	$70,651	$—	$70,651

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of  December 31, 2021 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$34,656	$—	$—	$34,656
Restricted cash	6,480	—	—	6,480
Note receivable	—	8,148	—	8,148
Total assets	$41,136	$8,148	$—	$49,284
Liabilities:
Bank acceptance payable	—	$8,198	—	$8,198
Convertible senior notes	—	67,588	—	67,588
Total liabilities	$—	$75,786	$—	$75,786

NOTE K—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31, 2022	December 31, 2021
Revolving line of credit with a U.S. bank up to $20,000 with interest at 4.063% , matured November 16, 2022	—	$14,373
Notes payable to a finance company due in monthly installments with 3.1% interest, matured January 21, 2022	—	170
Revolving line of credit with a U.S. bank up to $27.8 million with interest at 8.984%, maturing the earlier of either 12/14/2023 or 11/16/2025 if the convertible debt remained in effect	25,000	—
Revolving line of credit with a China bank up to $19,902 with interest from 2.95% to 4.57%, maturing May 24, 2024	13,102	19,595
Credit facility with a China bank up to $26,636 with interest of 4.45% ~ 6.6%, maturing June 7, 2027	20,140	13,044
Credit facility with a China bank up to $7,167 with interest of 5.7%, matured June 27, 2022		7,529
Sub-total	58,242	54,711
Less debt issuance costs, net	(1,168)	(22)
Grand total	57,074	54,689
Less current portion	(57,074)	(49,689)
Non-current portion	$-	$5,000

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$12,337	$8,198

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2022.

On September 28, 2017, the Company entered into a Loan Agreement (“Loan Agreement”), a Promissory Note, an Addendum to the Promissory Note, a Truist Bank Security Agreement, a Trademark Security Agreement, and a Patent Security Agreement (together the “Credit Facility”) with Truist Bank. The Company’s obligations under the Credit Facility are secured by the Company’s accounts receivable, inventory, intellectual property, and all business assets with the exception of real estate and equipment. The Company amended the Loan Agreement on December 29, 2021.

On December 29, 2021, the Company executed a Sixth Amendment to the Loan Agreement (the "Sixth Amendment") and a Fifth Amendment to Security Agreement, a Note Modification Agreement, and an Addendum to Promissory Note (together the "Sixth Amended Credit Facility") with Truist Bank. The Sixth Amended Credit Facility extends the $20 million line of credit, originally entered into on September 28, 2017, until April 15, 2023. Borrowings will bear interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 1.56%, with a SOFR floor of 0.75%. As of December 31, 2022, the Company has fully repaid loan under the Sixth Amended Credit Facility.

  On November 16, 2022, the Company entered into a Loan Security and Guarantee Agreement (the “Credit Facility”) with CIT Northbridge Credit, LLC, as agent for secured parties. The Credit Facility provides the Company with a three-year, $27.78 million revolving line of credit. Borrowings under the Credit Facility will be used to repay senior debt with Truist Bank and for working capital needs, capital expenditures, and other corporate purposes. The Company's obligations under the Credit Facility are secured by the Company's inventory, accounts receivable, instruments, equipment, intellectual property, and all business assets with the exception of real estate and all foreign assets. Borrowings will bear interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 3.75%, while monthly average usage is less than 50% of the Credit Facility, otherwise SOFR plus 4.75%. The Credit Facility will become due at the earlier date of either November 16, 2025 or 91 days prior to the maturity of the Convertible Notes. As of December 31, 2022, $25.0 million was outstanding under the Credit Facility.

On September 15, 2020, Prime World entered into an Amendment to the Finance Lease Agreements dated November 29, 2018 and January 21, 2019 (the “Amendment”) with Chailease Finance Co., Ltd. (“Chailease”). The Amendment amends the Finance Lease Agreements, dated November 29, 2018 and January 21, 2019 (hereafter collectively referred to as the “Original Finance Agreements”). Pursuant to the Amendment, Prime World agrees to pay Chailease NT$22,311,381, or approximately $0.8 million for certain leased equipment listed in the Amendment (the “Leased Equipment”). This payment includes all outstanding lease payments, costs and expenses; simultaneously, Chailease agrees to transfer title of such Leased Equipment back to Prime World. Regarding all other equipment contemplated in the Original Finance Agreements but not listed in the Amendment, pursuant to the terms and conditions made under the Original Finance Agreements, Prime World is obligated to pay Chailease monthly lease payments which total NT$159,027,448, or approximately $5.5 million (the “Lease Payments”). The Lease Payments began on September 21, 2020 with the last Lease Payment due on January 21, 2022, title of all other equipment contemplated under the Original Finance Agreements but not listed in the Amendment transferred to Prime World upon completion of the Lease Payments and expiration of the Original Finance Agreements. As of December 31, 2022, the Company has fully repaid the loan under the Original Finance Agreements and Amendment.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019 and $2 million credit facility entered into on May 8, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of December 31, 2022, $13.1 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $8.2 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into an 18 month credit facility totaling 100,000,000 RMB (the “¥100M Credit Facility”), or approximately $14.1 million, with China Zheshang Bank Co., Ltd., in Ningbo City, China (“CZB”). Borrowing under the ¥100M Credit Facility will be used by Global for general corporate purposes. On January 6, 2021, the ¥100M Credit Facility with CZB was extended for three (3) years until January 5, 2024. The Company replaced the ¥100M Credit Facility on June 7, 2022.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (" ¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. As of December 31, 2022, $20.1 million was outstanding under the ¥200M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $4.2 million.

On June 21, 2019, the Company’s China subsidiary, Global, entered into a three-year credit facility totaling 50,000,000 RMB (the “¥50M Credit Facility”), or approximately $7.1 million, with CZB. Borrowing under the ¥50M Credit Facility will be used by Global for general corporate purposes. Global may draw upon the ¥50M Credit Facility from June 21, 2019 until June 20, 2022 (the “¥50M Credit Period”). During the ¥50M Credit Period, Global may request to draw upon the ¥50M Credit Facility on an as-needed basis; however, draws under the ¥50M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to CZB’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥50M Credit Facility will be secured by machinery and equipment owned by Global and mortgaged to CZB under the terms of the Machinery and Equipment Security Agreement. As of December 31, 2022, the Company has fully repaid the loan under the ¥50M Credit Facility.

As of December 31, 2022 and December 31, 2021, the Company had $13.3 million and $7.4 million of unused borrowing capacity, respectively.

As of December 31, 2022 and December 31, 2021, there was $9.9 million and $5.4 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

December 31, 2022
Principal	$80,500
Unamortized debt issuance costs	(994)
Net carrying amount	$79,506

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

Initially and as of December 31, 2022, there are no guarantors of the Notes, but the Notes will be fully and unconditionally guaranteed, on a senior, unsecured basis by certain of the Company’s future domestic subsidiaries.  The Notes are the Company’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.  The Note Guarantee (as defined in the Indenture) of each future guarantor, if any, will be such guarantor’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to such future guarantor’s existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to such future guarantor’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Year ended December 31,
	2022	2021
Contractual interest expense	$4,025	$4,025
Amortization of debt issuance costs	826	826
Total interest cost	$4,851	$4,851
Effective interest rate	5.1%	5.1%

NOTE M—ACCRUED LIABILITIES

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	December 31, 2022	December 31, 2021
Accrued payroll	$9,702	$6,516
Accrued employee benefits	3,265	3,471
Accrued state and local taxes	588	1,897
Accrued interest	1,597	1,475
Accrued shipping and tariff expenses	—	33
Advance payments	3,216	195
Accrued commission	937	1,003
Accrued professional fees	409	346
Accrued product warranty	140	263
Accrued other	368	388
Total accrued liabilities	$20,222	$15,587

NOTE N—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	2020
Foreign exchange transaction gain (loss)	$(1,488)	$454	$1
Government subsidy income	160	1,345	2,708
Other non-operating gain	76	129	304
Loan forgiveness	—	6,229	—
Gain (loss) on disposal of assets	47	(1)	(15)
Total other gain (loss), net	$(1,205)	$8,156	$2,998

NOTE O—INCOME TAXES

The sources of the Company’s loss from operations before income taxes were as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Domestic	$(45,404)	$(21,229)	(20,288)
Foreign	(20,992)	(32,931)	(30,936)
Total loss before income taxes	$(66,396)	$(54,160)	(51,224)

The provision for income tax expense (benefit) for the years ended December 31, was as follows (in thousands):

Current:	2022	2021	2020
Federal	$—	$—	$41
State	1	2	2
Foreign	—	—	—
Total	$1	$2	$43
Deferred:
Federal	$—	$—	$(172)
State	—	—	—
Foreign	—	—	7,357
Total	$—	$—	$7,185

Income tax (benefit) expense	$1	$2	$7,228

Deferred income tax assets and liabilities result principally from net operating losses, different methods of recognizing depreciation, reserves for doubtful accounts and inventory, research and development credits and foreign tax credits. At December 31, the net deferred tax assets and liabilities are comprised of the following approximate amounts (in thousands):

	2022	2021
NOL carryforward	$47,901	$44,448
Inventory reserves	2,892	2,872
Unrealized gains and losses	363	69
Share-based compensation	914	645
Foreign tax credit	4,599	4,599
Research and development credits	10,505	9,879
Interest	3,966	2,840
ASC 842 Assets	1,602	1,740
Other	776	728
Deferred tax assets	73,518	67,820
Less valuation allowance	(69,680)	(57,721)
Deferred tax assets, net	3,838	10,099
Depreciation and amortization	(2,441)	(8,600)
ASC 842 Liabilities	(1,397)	(1,499)
Deferred tax liabilities	(3,838)	(10,099)
Deferred tax assets, net	$—	$—

The Company has a U.S. net operating loss carry forward of approximately $111.5 million, $32.7 million of which, if unused, expires between 2026 and 2032 and $78.8 million of which, can be carried forward indefinitely. The Company has U.S. and state research and development tax credits of $10.5 million, which, if unused, expire between 2028 and 2042. In addition, the Company has foreign tax credits of $4.6 million, which, if unused, will expire in 2028. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. As of December 31, 2022, the Company had Taiwan net operating loss carry forwards of approximately $72.5 million and China net operating loss carry forwards of approximately $58.8 million.  The carryforward period for the Taiwan net operating loss carry forwards is ten years, and the expiration period begins 2028.  The carryforward period for China net operating loss carry forwards is ten years, and the expiration period begins 2029.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2022 and December 31, 2021, a valuation allowance of $69.7 million and $57.7 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The following table shows the change in the deferred tax valuation as follows:

	2022	2021	2020
Beginning Balance, January 1	$57,721	$43,462	$25,736
Change charged to expense/(income)	14,196	13,822	17,137
Change charged to currency translation adjustment	(2,237)	437	589
Ending Balance, December 31	$69,680	$57,721	$43,462

A reconciliation of the U.S. federal income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020, respectively, to the Company’s effective income tax rate follows (in thousands):

	2022	2021	2020
Expected taxes at statutory rate	$(13,943)	$(11,374)	$(10,775)
PPP loan forgiveness	—	(1,308)	—
Non-deductible/non-taxable items	33	897	1,132
Foreign rate differences	552	107	1,153
Foreign permanent differences	(1,407)	(1,320)	(1,002)
Changes in valuation allowance	14,196	13,822	17,137
Share-based compensation	879	468	426
Research and development credits	(626)	(872)	(744)
Alternative Minimum Tax	—	—	(172)
Foreign other	—	—	12
Other, net	317	(418)	61
Tax (benefit) expense	$1	$2	$7,228

The Company's provision for income taxes in 2022 was lower than 2021 primarily due to state taxes.

The Company's provision for income taxes in 2021 was lower than 2020 due to the recognition of a valuation allowance on the deferred tax assets, along with excess tax expense from stock-based compensation, partially offset by differences in pre-tax income and recording research and development credits.

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. However, Global Technology, Inc. has been recognized as a National high-tech enterprise since 2008 and entitled to a 15% reduced tax rate.  In December 2020, Global Technology, Inc. again renewed its National high-tech enterprise certificate and therefore extended its three-year tax preferential status until December 2023. This tax holiday reduced its 2022, 2021 and 2020 income tax provision by approximately $0.0 million, $0.0 million, and $1.4 million, respectively. This tax holiday reduced its fiscal 2022, 2021, and 2020 diluted earnings per share by approximately $0.00, $0.00, and $0.05 respectively. Effective January 1, 2016, China expanded the scope of the National high-tech enterprise to include additional deductions for qualifying research and development.

As of December 31, 2022, 2021 and 2020, the total amount of unrecognized tax benefit was $0.2 million, $0.2 million, and $0.2 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2022	2021	2020
Unrecognized tax benefits — January 1	$181	$181	$181
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	—	—	—
Unrecognized tax benefits — December 31	$181	$181	$181

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2022 as a result of net operating losses. During 2021 or 2020, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2019 through 2021. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2011 forward for various foreign jurisdictions.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These laws, among many other provisions, expand and extend the Paycheck Protection Program (“PPP”), refundable employee retention tax credits previously made available under the CARES Act and allow a full deduction for business meals for the 2021 and 2022 tax years. During 2021, the Company recognized a tax benefit of $1.3 million on the non-taxable forgiveness of the PPP loan. However, the legislation had no material impact to income tax expense on the Company’s financial statements as a result of our valuation allowance.

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act, (the “CHIPS Act”) was signed into law. Among other things, the CHIPS Act provides for refundable tax credits and certain other financial incentives to further investments in domestic manufacturing. The Company is evaluating the provisions of the new law and the potential impacts to the Company.

On August 16, 2022, legislation commonly known as the Inflation Reduction Act was signed into law. Among other things, the Inflation Reduction Act includes a 1% excise tax on corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. We are in the process of evaluating the potential impacts of the Inflation Reduction Act to us. While we do not currently expect the Inflation Reduction Act to have a material impact on our effective tax rate, our analysis of the effect of the Inflation Reduction Act on us is ongoing and incomplete, and it is possible that the Inflation Reduction Act (or implementing regulations and other guidance, which have not yet been issued) could adversely impact our current and deferred federal tax liability.

The Company does not expect any earnings of foreign subsidiaries to be indefinitely invested outside the United States. As of December 31, 2022, however, the Company does not have any accumulated undistributed earnings generated by foreign subsidiaries and has estimated that its tax basis in foreign subsidiaries exceeds its book basis. The Company has concluded that no deferred tax asset (DTA) should be recorded  because at the present time it cannot conclude that the temporary book-tax basis difference that would create this DTA will reverse in the foreseeable future due to the uncertainties in the timing of the Divestiture described above.

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2022	270	$10.32		$5.44	1.69	$—
Exercised	—	—	—	—		—
Forfeited	(6)	6.54		5.03		—
Outstanding, December 31, 2022	264	10.41		5.45	0.71	—
Exercisable, December 31, 2022	264	10.41		5.45	0.71	—
Vested and expected to vest	264	10.41		5.45	0.71	—

As of December 31, 2022, there was no unrecognized stock option expense.

Performance Based Incentive Plan/Restricted Stock Unit

The Company approved to grant restricted performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program starting from June 2021. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of the performance of our stock price and the Total Shareholder Return (“TSR”) for the performance period compared with the TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria. We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period. The Company recognized PSU expenses for the twelve months ended December 31, 2022 and 2021 was $1.7 million and $0.7 million, respectively.

Restricted stock units are issued to employees through a vesting plan and distribution schedule after employee remains with the Company for a particular length of time. The following is a total summary of PSU/RSU activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2022	2,170		$11.15	$11,156
Granted	1,977		2.04	3,687
Released	(1,023)	$2.75	8.65	2,818
Cancelled/Forfeited	(149)		10.02	281
Outstanding, December 31, 2022	2,975		6.01	5,623
Vested and expected to vest	2,975		6.01	5,623

As of  December 31, 2022, there was $13.8 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 1.95 years.

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

Employee share-based compensation expenses recognized for the years ended December 31, were as follows (in thousands):

Share-Based compensation - by expense type:

	2022	2021	2020
Cost of goods sold	$488	$885	$937
Research and development	1,332	2,173	2,812
Sales and marketing	857	1,115	1,191
General and administrative	6,923	7,948	8,106
Total share-based compensation expense	$9,600	$12,121	$13,046

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

In March 2021, we commenced sales of common stock through the Second ATM Offering. The details of the shares of common stock sold through the Second ATM Offering are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	March 2021	9.0622	65,748	$584	12
Raymond James & Associates, Inc.	June 2021	9.1115	34,686	310	6
Raymond James & Associates, Inc.	July 2021	9.1061	6,740	60	1
Raymond James & Associates, Inc.	September 2022	2.9045	94,491	269	5
Raymond James & Associates, Inc.	October 2022	2.8947	313,333	889	18
Raymond James & Associates, Inc.	November 2022	2.7830	29,426	80	2
Total			544,424	$2,192	44

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Year ended December 31,
	2022	2021	2020
Revenues:
United States	$7,423	$14,633	$18,380
Taiwan	164,144	99,201	131,076
China	51,251	97,731	85,167
	$222,818	$211,565	$234,623

	As of December 31,
	2022	2021	2020
Long-lived assets:
United States	$80,048	$87,709	$90,999
Taiwan	50,777	63,644	71,080
China	93,888	108,509	108,575
	$224,713	$259,862	$270,654

The Company serves four primary markets, CATV, the internet data center, telecom and FTTH markets. Of the Company’s total revenues in 2022, the Company earned $118.2 million, or 53.0%, from the CATV market, $77.1 million, or 34.6%, from the internet data center market, $24.7 million, or 11.1%, from the telecom market and $0.1 million, or 0.1%, from the FTTH market. Of the Company’s total revenues in 2021, the Company earned $94.3 million, or 44.6%, from the CATV market, $97.5 million, or 46.1%, from the internet data center market, $16.2 million, or 7.7%, from the telecom market and $1.0 million, or 0.5%, from the FTTH market. Of the Company’s total revenues in 2020, the Company earned $37.9 million, or 16.2%, from the CATV market, $173.4 million, or 73.9%, from the internet data center market, $21.1 million, or 9.0%, from the telecom market and $0.1 million, or 0.0%, from the FTTH market.

NOTE S—EMPLOYEE BENEFIT PLANS

Employees of Global participate in a state-mandated social security program in China. Under this program, pension costs are recorded on the basis of required monthly contributions to employees’ individual accounts during their service periods. Under the regulations of the People’s Republic of China, Global is required to make fixed contributions to a fund, which is under the administration of the local labor departments. Pension expense for Global was $1.0 million, $1.0 million, and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Employees of Prime World’s Taiwan branch participate in a pension program under the Taiwan Labor Pension Act. Pension expense for the Prime World’s Taiwan branch was $0.5 million, $0.7 million, and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE T—COMMITMENTS AND CONTINGENCIES

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

Other Contingencies

On August 9, 2021, the Company has received a Taxes Notification of Audit Result (“Notice”) from the Texas Comptroller’s Office (the “Comptroller”), for fiscal years between 2016 and 2019, informing the Company that the Comptroller believes the Company did not qualify for certain sales and use tax exemptions on various Research and Development purchases and accordingly the Company is liable for Sale and Use Tax in the amount of approximately $1.0 million including interest charges. The Company paid $0.4 million for the tax notice, but challenged the remaining tax assessments and vigorously defended its position. The Comptroller’s office exhausted its redetermination period and therefore moved AOI’s case to hearing process. AOI has not received its hearing schedule. The management estimated that the additional tax assessment will be in the range of $0.2 million to $0.4 million including interest charges

NOTE U—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

In February 2023, the Company repaid its revolving bank line of credit of $8.3 million.