Form 10-K/A
period 2022-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2023-03-10
CIK 1158114

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

As of March 7, 2023, the Registrant had 29,052,817 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Applied Optoelectronics, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form-10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2023 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company’s fiscal year. The Company is filing this Amendment No. 1 to include the information required by Part III of the Original Filing to publicly disclose such information prior to the date on which the Company intends to file such proxy statement.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III and Item 15 of Part IV of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC subsequent to the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Applied Optoelectronics, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The Company has a classified Board of Directors (the “Board”) consisting of two Class I directors, two Class II directors and three Class III directors. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms expire at the annual meeting date. There are no arrangements or understandings between any director and any other person pursuant to which he or she is or was to be selected as a director of the Company. Certain additional information with respect to our continuing directors as of the date of this Amendment No. 1 is set forth below.

Name	Age	Position with Company	Independent	Director Since	Term Expires
Che-Wei Lin	59	Director (Class I)	Yes	2014	2023
Elizabeth Loboa	56	Director (Class I)	Yes	2020	2023
William H. Yeh	70	Director (Class II)	Yes	2000	2024
Cynthia (Cindy) DeLaney	57	Director (Class II)	Yes	2021	2024
Chih-Hsiang (Thompson) Lin	59	Director (Class III), Chairman of the Board	No	1997	2025
Richard B. Black	89	Director (Class III)	Yes	2001	2025
Min-Chu (Mike) Chen	73	Director (Class III)	Yes	2013	2025

Class I Directors

Che-Wei Lin has served as a director on our Board since January 2014, and previously served as a director on our Board from December 2006 to October 2009. Since November 2007, Mr. Lin has served as the President of ASMedia Technology Inc., a chipset manufacturer. Since November 2009, Mr. Lin has also served as the Corporate Vice President of the Motherboard Business Unit of the Open Platform Business Group of ASUSTek Computer Inc., a computer hardware and electronics company. Mr. Lin was employed at VIA Technologies, Inc., a manufacturer of integrated circuits and motherboard chipsets, from 1993 to 2007 in various positions, including President of the Desktop Platform Business Unit, Vice President of the System Platform Division and Vice President of OEM and Chipset Product Marketing. Mr. Lin received a BS in Electrical Engineering from Fu Jen University in Taiwan and a MS in Electrical Engineering from the University of Missouri. The Board believes that Mr. Lin is qualified to serve as a director based on his business and financial management and leadership experience and his years of service on our Board.

Elizabeth Loboa, Ph.D., has served on our Board since June 2020. Since 2020, Dr. Loboa has served as the Provost and Vice President for Academic Affairs at Southern Methodist University. From 2018 to 2020, Dr. Loboa served the University of Missouri System and the University of Missouri as Vice Chancellor for Strategic Partnerships, Dean and Ketcham Professor of the College of Engineering, University of Missouri System Review Committee for Excellence in Research and Creative Works, Council of Leaders, MU Engagement Council, Translational Precision Medicine Complex (TPMC, now called Roy Blunt NextGen Precision Health building) Academic and Research Programming Group, University of Missouri System Taskforce for Innovation, and served on the Board of Directors for the Missouri Innovation Center. She also held various leadership and service roles related to her profession. In 2018, she served as Coordinator of the Precision Medicine Summit for the University of Missouri System. In 2017, she served as Co-Chair of the University of Missouri Chancellor Search Committee. During her time as dean at University of Missouri, Dr. Loboa also served as adjunct professor in the Department of Biomedical Engineering at University of North Carolina-Chapel Hill and North Carolina State University. From 2003 to 2015, she served as Director of the Cell Mechanics Laboratory, Joint Department of Biomedical Engineering at University of North Carolina-Chapel Hill and North Carolina State University. From 2014 to 2015, she served as adjunct professor in the Departments of Biotechnology, Physiology and Fiber and Polymer Science at North Carolina State University and in the Department of Orthopaedics and Curriculum in Oral Biology at University of North Carolina-Chapel Hill. From 2014 to 2015, she served as Professor of the Joint Department of Biomedical Engineering at University of North Carolina-Chapel Hill and North Carolina State University and the Department of Materials Science and Engineering at North Carolina State University. She also served as Associate Chair of the Joint Department of Biomedical Engineering at University of North Carolina-Chapel Hill and North Carolina State University from 2013 to 2015. Dr. Loboa received a B.S. in Mechanical Engineering from the University of California, Davis, an M.S.E in Biomechanical Engineering from Stanford University, and a Ph.D. in Mechanical Engineering from Stanford University. The Board believes Dr. Loboa is qualified to serve as a director based on her leadership experience, extensive experience in academia and broad knowledge in biomedical engineering.

Class II Directors

William H. Yeh has served as a director on our Board since May 2000. Since 1997, he has served as the Chief Executive Officer and President of Golden Star Management, Inc., a real estate investment and management company. Since 2005, he has served as President of Pearlyeh Investments Inc., a real estate development and investment company. Since 2014, he has served as president of Stonemetal Capital, LLC, an equity financial company and as president of Pearl Yeh Charitable Foundation LLC, a charitable foundation focused on cultural exchange and education programs. He served as the Vice Chairman of Central Bancorp, Inc. (the holding company of United Central Bank, now Hanmi Bank) from 1997 to 2014. He served as an Advisor of Hanmi Bank for the Texas region from 2014 to 2019. Mr. Yeh received a BS degree from National Cheng Kung University in Taiwan and a MS degree from University of Houston — Clear Lake. The Board believes that Mr. Yeh is qualified to serve as a director based on his business and financial management and leadership experience and his years of service on our Board.

Cynthia (Cindy) DeLaney has served as a director on our Board since June 2021. Since January 2014, Ms. DeLaney has served as the Global Fuel Oil commodity trading manager for Shell Trading. In this role she manages Shell’s global Fuel Oil trading activities with primary trading offices in Singapore, Rotterdam and Houston, covering Asia, Europe, and the Americas, and other offices in cities such as Calgary, Dubai and Moscow. For the previous nine years (2005-2013), she managed the Americas Fuel Oil Trading team. Before her position as the Americas Trading Manager, Ms. DeLaney was a trader in fuel oil, VGO, gasoline and gasoline components (1999-2005). She has over 25 years’ experience as a trader and in technical aspects of the petrochemical/refining industry. In her role as the Global Trading Manager of Fuel Oil, Ms. DeLaney has increased the profitability of Shell’s global fuel oil trading business which grew steadily over her tenure. Since October 2016, Ms. DeLaney has served as a director and Vice President of Shell Trading US Company (STUSCo). She is also a member of the Executive group of the Houston Chapter of the Women’s Energy Network (WEN) which works to promote and develop women’s careers in Energy and STEM fields. Ms. DeLaney started her working career in 1991 as an Electrical Engineer at Arco Chemical Company (now Lyondell) in Houston. She moved from technical to commercial activities at Arco, eventually trading MTBE and gasoline components from Arco’s Newtown Square, Pennsylvania headquarters. In 1998, she moved to Koch Industries, in Houston, to trade MTBE before being hired in 1999 by Shell to trade gasoline, and then Fuel Oil and VGO. Ms. DeLaney has a B.S. in Electrical Engineering from Louisiana State University. The Board believes Ms. DeLaney is qualified to serve as a director based on her leadership experience and extensive experience in business.

Class III Directors

Chih-Hsiang (Thompson) Lin, Ph.D., founded Applied Optoelectronics, Inc. in February 1997 and has served as President and Chief Executive Officer since our inception. He currently serves as the Chairman of our Board, a position he has held since January 2014. He has served as a director on our Board since 1997, and he served as Chairman of our Board from May 2000 through September 2002, and again from June 2008 through October 2009. Since May 2015, Dr. Lin has served on the University of Missouri’s Chancellor’s Advisory Group and since November 2016 he has served as a chair on the University of Missouri’s Industrial Advisory Board for the College of Engineering. Dr. Lin also served as a research associate professor from 1998 to 2000 and as a senior research scientist from 1994 to 1998 at the University of Houston. Dr. Lin holds a BS degree in Nuclear Engineering from National Tsing Hua University in Taiwan and a MS degree and a Ph.D. in Electrical and Computer Engineering from University of Missouri — Columbia. The Board believes that Dr. Lin is qualified to serve as a director based on his extensive background in business management, technological expertise, his role as founder, President and Chief Executive Officer and his years of service on our Board.

Richard B. Black has served as a director on our Board since August 2001. He served as the Chairman and Chief Executive Officer of ECRM, Incorporated, a worldwide supplier of laser based imaging equipment from 1983 until the company was acquired by Eastman KODAK Corp. in 2021. From 2014 to 2017, he also served as President and Chief Executive Officer and a director of CRON-ECRM LLC, a worldwide supplier of laser based imaging equipment. Mr. Black served as a director and Chairman of the audit committee of Alliance Fiber Optics Products, Inc. (Nasdaq: AFOP) from 2002 until its acquisition by Corning in 2016. He serves as a director of TREX Enterprises, Inc., a defense technology company, a position he has held since 2000. Mr. Black has served as trustee of the Institute for Advanced Study at Princeton since 1990, and became its Vice Chairman in 2006, and Trustee Emeritus since 2012. He has served as a trustee of the American Indian College Fund, Beloit College, and Bard College. At the University of Chicago, he serves on the Board of Governors of the University’s Smart Museum of Art. Mr. Black received a BS degree in Engineering from Texas A&M University, an MBA from Harvard University and an honorary Ph.D. from Beloit College. The Board believes that Mr. Black is qualified to serve as a director based on his extensive business and financial management and leadership experience, and his service on other private company and publicly-held company’s boards of directors as both a chief executive officer and chairman of the audit committee. He brings to the Board expertise in the fields of accounting and internal controls.

Min-Chu (Mike) Chen, Ph.D., has served as a director on our Board since February 2013. Since 2001, he has been a partner and member of the board of directors of EverRich Capital Inc., a financial consulting company. Since 2003, he has served as a director of Seth Nanotechnology Inc., a nanotechnology patent portfolio company owning more than 10 patents in fullerene derivatives and related application technologies. Since May 2010, he has served as executive director of C&C International Services, Inc., a petrochemical equipment services and marketing company. Since November 2011, he has served as the Asia Pacific Director for U.S. Flow Control Group Pte. Ltd., a petroleum equipment manufacturer and services company. Since January 2012, he has served as an executive director of FGel Nanotek, Inc., a food and beverage additive company based on nanotechnology. Since April 2014, he has served as a director of Harbin NeoTek Medical Devices Co., Ltd. Since September 2016, he has served as Vice Chairman of the board of directors of Shandong SicerKline Advanced Material Co., Ltd., a surface-etched silicon carbide and alumina mini-whisker manufacturing plant for ceramic applications. Since 2018, he has served as executive director of EABO Information Technology (Shanghai), Co. Ltd. From September 2008 to April 2010, Dr. Chen served as the Chief Executive Officer of SilverPAC, Inc., a consumer electronics business, and from March 1994 to June 2002, Dr. Chen served as a board member of PCTEL, Inc. (Nasdaq: PCTI). Dr. Chen received a Ph.D. in Ocean Engineering from Oregon State University. The Board believes that Dr. Chen is qualified to serve as a director based on his business management experience, his service on other private company boards of directors and his prior service on the board of a publicly-held company.

Executive Officers and Significant Employees

The following table sets forth certain information regarding the Company’s current executive officers who are responsible for overseeing the management of the Company’s business as of the date of this Amendment No. 1. Our executive officers are elected by, and serve at, the discretion of our Board. There are no arrangements or understandings between any executive officer and any other person pursuant to which he is or was to be selected as an officer of the Company.

Name	Age	Position with Company
Chih-Hsiang (Thompson) Lin	59	President, Chief Executive Officer and Chairman of the Board
Stefan J. Murry	50	Chief Financial Officer and Chief Strategy Officer
Hung-Lun (Fred) Chang	59	Senior Vice President and North America General Manager
Shu-Hua (Joshua) Yeh	57	Senior Vice President and Asia General Manager
David C. Kuo	40	Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary

Executive Officers

For biographical information about Chih-Hsiang (Thompson) Lin, who is also a member of the Company’s Board, see the section titled “Directors” above.

Stefan J. Murry, Ph.D., has served as our Chief Financial Officer since August 2014. Previously, Dr. Murry served as our Chief Strategy Officer from December 2012, our Vice President of Sales and Marketing from June 2004 until December 2012, our Director of Sales and Marketing from January 2000 to June 2004 and as a Senior Engineer of Device Packaging from February 1997 to January 2000. He also previously served as Research Associate from 1991 to 1999 and Mission Control Specialist from 1992 to 1997 with the Space Vacuum Epitaxy Center in Houston, Texas. Dr. Murry has been issued multiple patents in the optoelectronics industry, as well as in various related and complimentary industries. Dr. Murry received BS and MS degrees in Physics and a Ph.D. in Electrical Engineering from the University of Houston.

Hung-Lun (Fred) Chang, Ph.D., has served as our North America General Manager and Senior Vice President of Optical Component Business Unit since October 2012. Previously, Dr. Chang served as Vice President of our Optical Module Division from March 2005 until October 2012, our Director of Manufacturing from June 2002 to March 2004, and as our Deputy Packaging Manager from April 2001 to May 2002. Dr. Chang has held numerous positions in the optoelectronics industry throughout his career. His most recent position prior to joining us was Deputy Manager from 2000 to 2001 of the Optical Active Component Group at Hon-Hai Precision Industry Co., Ltd., which is based in Taiwan. He was also a researcher and project manager of the Optoelectronic Module Technology group at Chunghwa Telecom Co., Ltd. from 1996 to 2000. Dr. Chang received a BS degree in Electrophysics and a Ph.D. in Electro-Optical Engineering from National Chiao Tung University in Taiwan.

Shu-Hua (Joshua) Yeh has served as our Asia General Manager since February 2015 and as Senior Vice President of our Network Equipment Module Business Unit since November 2012. Previously, Mr. Yeh served as our General Manager of our Video Equipment Division of Global Technology Inc., our China subsidiary, since its acquisition by us in March 2006 and had served as its President and Chief Executive Officer from April 2002 until the acquisition. From May 1995 to April 2002, Mr. Yeh served as a Vice President of Sales and Marketing of Twoway CATV Technology Inc. Mr. Yeh received a BS degree in Mechanical Engineering and an MS in Automatic Control Science from National Chung Shing University in Taiwan.

David C. Kuo has served as our Vice President, General Counsel and Chief Compliance Officer since August 2013 and as our Corporate Secretary since November 2012. Previously, Mr. Kuo served as our Assistant General Counsel from May 2009 until August 2013, and as our Asia Legal Manager from January 2011 until August 2013. Mr. Kuo holds a JD from South Texas College of Law and a BBA degree in Real Estate from Baylor University.

Family Relationships

There are no family relationships among any of the Company’s executive officers and directors.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of its Board members, employees and executive officers, including the Company’s Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). The Company has made the Code available on its website at www.ao-inc.com.

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com.

Corporate Governance and Board Matters

Standing Board Committees

The Board held five meetings during the fiscal year ended December 31, 2022. The Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. During the last fiscal year, each of our directors attended at least 75% of the total number of meetings of the Board and all of the committees of the Board on which such director served during that period.

The following table sets forth the standing committees of the Board and the members of each committee as of the date of this Amendment No. 1:

Name of Director	Audit	Compensation	Nominating and Corporate Governance
Richard B. Black	Chair *		X
Min-Chu (Mike) Chen	X	Chair
William H. Yeh		X	Chair
Che-Wei Lin		X
Elizabeth Loboa			X
Cynthia (Cindy) DeLaney	X

* Financial Expert

Audit Committee

Our audit committee currently consists of Richard B. Black, Cynthia (Cindy) DeLaney and Min-Chu (Mike) Chen. Our Board has determined that Mr. Black, Ms. Delaney and Dr. Chen each satisfy the independence and financial literacy requirements under the applicable rules and regulations of the SEC and Nasdaq. Mr. Black serves as the chairman of this committee, and our Board has determined that he qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC and has the requisite financial sophistication as defined under the applicable Nasdaq rules. Our audit committee acts pursuant to a written charter that has been adopted by the Board. A copy of the charter is available on the investor relations portion of the Company’s website at www.ao-inc.com. Under its charter, the audit committee’s responsibilities include, but are not limited to:

•	overseeing management’s implementation and maintenance of a system of internal controls over accounting and financial reporting systems to support the integrity, accuracy, completeness, and timeliness of financial statements and related public filings and disclosures;

•	overseeing the adoption and implementation of guidelines and policies with respect to risk management, including discussing with the Board significant financial risk exposures and actions taken by Board committees to oversee the policies addressing the risks associated with their respective areas of oversight;

•	overseeing the establishing and maintenance of the Company’s anonymous compliance hotline and website portal, ensuring all non-retaliation policies described in the Code of Business Conduct and Ethics are strictly complied with;

•	meeting with our independent auditors and with internal financial personnel regarding these matters;

•	appointing, compensating, retaining and overseeing the work of our independent auditors;

•	pre-approving audit and non-audit services of our independent auditors;

•	reviewing our audited financial statements and reports and discussing the statements and reports with our management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;

•	establishing procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters, as well as for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	reviewing the independence and quality control procedures of the independent auditor and the experience and qualifications of the independent auditor’s senior personnel that are providing us audit services;

•	reviewing all related-party transactions for approval;

•	reviewing and reassessing the adequacy of the audit committee’s charter at least annually and recommending any changes to our Board; and

•	reviewing and evaluating the audit committee’s own performance.

Our independent auditors and internal financial personnel meet in private with our audit committee on a regular basis and have unrestricted access to this committee.

The audit committee held seven meetings during the fiscal year ended December 31, 2022.

Compensation Committee

Our compensation committee currently consists of Min-Chu (Mike) Chen, Che-Wei Lin and William H. Yeh, each of whom is not an employee and is “independent” as that term is defined in the applicable rules of the SEC and Nasdaq. Dr. Chen serves as the chairman of this committee. Our compensation committee acts pursuant to a written charter that has been adopted by the Board. A copy of the charter is available on the investor relations portion of the Company’s website at www.ao-inc.com. Pursuant to its charter, our compensation committee has responsibility for developing, implementing and overseeing our executive and incentive compensation policies and programs. Under its current charter, the compensation committee’s responsibilities include, but are not limited to:

•	reviewing and approving all compensation for the Chief Executive Officer, including incentive-based and equity-based compensation;

•	reviewing and approving annual performance objectives and goals relevant to compensation for the Chief Executive Officer and evaluating the performance of the Chief Executive Officer;

•	reviewing and approving incentive-based or equity-based compensation plans in which our executive officers participate;

•	reviewing and approving all compensation for executive officers, including incentive-based and equity-based compensation, and overseeing the evaluation of management;

•	considering an executive officer’s performance as it relates to both legal compliance and compliance with internal policies and procedures when determining, setting or approving compensation arrangements;

•	approving all employment, severance, or change-in-control agreements, special or supplemental benefits, or provisions including the same, applicable to executive officers;

•	periodically reviewing and advising our Board concerning both regional and industry-wide compensation practices and trends in order to assess the adequacy and competitiveness of our compensation programs for executive officers relative to comparable companies in our industry;

•	reviewing and reassessing the adequacy of the compensation committee charter and recommending any changes to our Board on an annual basis;

•	reviewing and evaluating the compensation committee’s own performance;

•	reviewing the compensation paid to non-employee directors and make recommendations to the Board for any adjustments; and

•	receiving and reviewing an annual report of all reported transactions in equity securities of the Company of any officer or director who is subject to the reporting and short-swing liability provisions of the Section 16 of the Exchange Act.

The compensation committee may delegate its authority to a subcommittee to make grants of compensatory equity awards to executive officers and other employees, provided that these grants are made within established guidelines. In addition, the compensation committee may obtain advice or assistance from compensation consultants, legal counsel or other advisors to perform its duties, provided that the compensation committee shall periodically assess the independence of any such compensation consultant as required by Nasdaq rules and applicable law.

In 2020 the compensation committee retained Radford, which is part of the Reward Solutions practice at Aon plc, as its compensation consultant for executive officer and director compensation. Radford reports directly to the compensation committee and to the compensation committee chair. While Radford coordinates with our management for data collection, including for obtaining the job descriptions for our executive officers, Radford does not provide any other services to us. The compensation committee has evaluated Radford’s independence pursuant to the listing standards of Nasdaq and the relevant SEC rules and has determined that no conflict of interest has arisen as a result of the work performed by Radford.

The compensation committee held two meetings during the fiscal year ended December 31, 2022.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of William H. Yeh, Elizabeth Loboa and Richard B. Black, each of whom is not an employee and is otherwise “independent” as that term is defined in the applicable rules of the SEC and Nasdaq. Mr. Yeh serves as the chairman of this committee. Our nominating and corporate governance committee oversees and advises the Board with respect to corporate governance matters, assists the Board in identifying and recommending qualified candidates for nomination to the Board, makes recommendations to the Board with respect to assignments to committees of the Board and oversees the evaluation of the Board. The nominating and corporate governance committee acts pursuant to a written charter that has been adopted by the Board. A copy of the charter is available on the investor relations portion of the Company’s website at www.ao-inc.com. Under its current charter, the nominating and corporate governance committee’s responsibilities include, but are not limited to:

•	identifying, evaluating and recruiting individuals to become Board members and review with the Board from time to time the appropriate skills and characteristics required of Board members in the context of the Company’s business and strategy at the time and the current make-up of the Board; this assessment of Board skills, experience, and background includes, among numerous diverse factors, such as independence; understanding of and experience in manufacturing, technology, finance, and marketing; senior leadership experience; international experience; age; and diversity with respect to race, ethnicity, gender, and geography, which includes its commitment to actively seek women and minority candidates for the pool from which board candidates are chosen;

•	considering director candidates submitted by stockholders and determining the procedure to be followed by stockholders in submitting such recommendations;

•	recommending Board committee structure and responsibilities to be included in the charter of each committee of the Board to be submitted to the full Board for consideration;

•	recommending directors to serve on each Board committee and suggesting rotations for chairpersons of the Board committees as the nominating and corporate governance committee deems appropriate;

•	recommending corporate governance standards to the Board;

•	evaluating and recommending any revisions to Board and Board committee meeting policies;

•	developing principles of corporate governance and recommend such principles to the Board;

•	working with the Audit Committee of the Company in fulfilling its duties related to corporate governance and oversight of the Company’s compliance with applicable laws and regulations;

•	reviewing the effectiveness of the operation of the Board and Board committees, including the corporate governance and operating practices;

•	reviewing and reassessing the adequacy of the nominating and corporate governance committee charter and recommending any changes to the Board; and

•	reviewing and evaluating the nominating and corporate governance committee’s own performance.

The nominating and corporate governance committee held one meeting during the fiscal year ended December 31, 2022.

Our nominating and corporate governance committee is responsible for, among other things, assisting our Board in identifying qualified director nominees and recommending nominees for each annual meeting of stockholders. The nominating and corporate governance committee’s goal is to assemble a Board that brings to our Company a diversity of experience in areas that are relevant to our business and that complies with the Nasdaq Listing Rules and applicable SEC rules and regulations. The nominating and corporate governance committee generally considers the diversity of nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors, as well as with respect to gender, racial and ethnic diversity. When considering nominees for election as directors, the nominating and corporate governance committee reviews the needs of the Board for various skills, background, experience and expected contributions and the qualification standards established from time to time by the nominating and corporate governance committee. The nominating and corporate governance committee believes that directors must also have an inquisitive and objective outlook and mature judgment. Director candidates must have sufficient time available in the judgment of the nominating and corporate governance committee to perform all Board and committee responsibilities. Members of the Board are expected to rigorously prepare for, attend and participate in all meetings of the Board and applicable committee meetings. Other than the foregoing and the applicable rules regarding director qualification, there are no stated minimum criteria for director nominees.

The nominating and corporate governance committee evaluates annually the current members of the Board whose terms are expiring and who are willing to continue in service against the criteria set forth above in determining whether to recommend these directors for election. The nominating and corporate governance committee assesses regularly the optimum size of the Board and its committees and the needs of the Board for various skills, background and business experience in determining if the Board requires additional candidates for nomination.

Candidates for director nominations come to our attention from time to time through incumbent directors, management, stockholders or third parties. These candidates may be considered at meetings of the nominating and corporate governance committee at any point during the year. Such candidates are to be evaluated against the criteria set forth above. If the nominating and corporate governance committee believes at any time that it is desirable that the Board consider additional candidates for nomination, the committee may poll directors and management for suggestions or conduct research to identify possible candidates and may engage, if the nominating and corporate governance committee believes it is appropriate, a third party search firm to assist in identifying qualified candidates.

Our bylaws permit stockholders to nominate directors for consideration at an annual meeting. The nominating and corporate governance committee will consider director candidates validly recommended by stockholders. The process for evaluating stockholder-recommended nominees is no different than the process for evaluating nominees identified by the nominating and corporate governance committee. For more information regarding the requirements for stockholders to validly submit a nomination for director, our “Procedure for Submitting Stockholder Nominations to the Board of Directors” is available on the investor relations section of our website at www.ao-inc.com.

Board Diversity

The following table discloses diversity information concerning our directors as required by Nasdaq listing rules. The information is provided in aggregate form based on voluntary self-identification by each director collected in advance of the date of this Amendment No. 1.

Board Diversity Matrix (As of March 10, 2023)
Total Number of Directors	7
	Female	Male
Number of Directors based on gender identity	2	5
Number of Directors who identify in any of the categories below:
African American or Black
Alaskan Native or Native American
Asian		4
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	1
Two or More Races or Ethnicities	1
LGBTQ+
Did not Disclose Demographic Background

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the compensation program for our named executive officers. For 2022, these individuals were:

•	Chih-Hsiang (Thompson) Lin, our President and Chief Executive Officer (our “CEO”);

•	Stefan J. Murry, our Chief Financial Officer and Chief Strategy Officer (our “CFO”);

•	Hung-Lun (Fred) Chang, our Senior Vice President and North America General Manager;

•	Shu-Hua (Joshua) Yeh, our Senior Vice President and Asia General Manager; and

•	David C. Kuo, our Vice President, General Counsel, Chief Compliance Officer and Secretary.

This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy and objectives and describes the decisions made regarding the material elements of our executive compensation program during 2022.

Objectives of our Compensation Program

We have designed our executive compensation program to achieve the following primary objectives:

•	Management Development and Continuity. Provide compensation and benefit levels that will attract, retain, motivate, and reward a highly-talented team of executive officers within the context of responsible cost management;

•	Pay-for-Performance. Establish a direct link between our financial and operational results and strategic objectives and the compensation of our executive officers; and

•	Long-Term Focus on Stockholder Value. Align the interests and objectives of our executive officers with those of our stockholders by linking the long-term incentive compensation opportunities to stockholder value creation and their cash incentives to our annual performance.

2022 Compensation Program Changes

The compensation committee took the following key actions with respect to the compensation of our named executive officers for 2022, mindful of the need to balance rigorous pay-for-performance with the need to retain our critical talent:

•	Base Salary—Approved annual base salary increases ranging from 2.5% to 5% (which percentage, solely with respect to Mr. Yeh, is calculated based on his base salary as denominated in NTD (New Taiwan dollars) and RMB (Chinese Yuan Renminbi) on the date the increase was approved), including a base salary increase of 2.5% for our CEO.

•	Annual Cash Bonuses—Continued the four-tier performance goal structure implemented in 2019, with performance goals based on the Company’s operating plan for the year.

•	Long-Term Incentive Compensation—Established performance-based and time-based equity grants. The performance-based awards have a minimum, reduced, target and maximum award sizes for each of our executive officers based on a dollar value with performance goals based on stock price hurdle and total stockholder return over a three-year period compared to the Company’s peer group.

The compensation committee set the total target pay mix set for our CEO and our other named executive officers as follows:

Say-on-Pay Vote and Stockholder Engagement on Compensation

Our say-on-pay resolution received 86.86% approval at our 2022 annual meeting of stockholders. In 2020, we implemented a stockholder outreach program with a focus on understanding stockholder concerns regarding our executive compensation.

Through these engagements, which included our chief financial officer, general counsel, and human resources manager and a member of our compensation committee and were conducted during our fiscal year ended February 2021, we received important feedback that led our compensation committee to adopt several changes to our executive compensation program. These changes are responsive to what we heard from stockholder, as summarized in the chart below.

What We Heard	How We Responded
Stockholders want to see clear explanation of how compensation committee looks at goals, targets, plans to see why the metric and target was set and how those translate to payouts.	We enhanced our explanation included in these materials for how the compensation committee determined metrics and targets for performance and how actual performance translated to payouts.
Long-term incentive should be 50% performance based.	All our long-term incentives are awarded in the form of restricted stock units based on a fixed value that is split with 50% vesting based solely on continued service over time and 50% vesting based on achievement of pre-determined performance goals for a three-year period that involve a combination of total shareholder return, or “TSR”, and stock price appreciation metrics.
Performance goals should not just automatically be tied to stock price; need to clearly explain priorities and how measuring success.

For 2021 the compensation committee worked with Radford to determine appropriate performance goals, which for 2021 include stock price, relative TSR and financial metrics tied to the Company’s operating plan.

Stockholders want to see clear disclosure and explanation of any discretion taken by the compensation committee.	Starting in 2021, the compensation committee has eliminated discretionary payments from our executive officer compensation program.
Stockholders want to see 3-year time frame for performance metrics.	The compensation committee implemented a 3-year time frame for its performance-vesting restricted stock units.
Stockholders want to see high level explanation of stockholder engagement and what actions were taken after the engagement.	This section and the “Stockholder Engagement” section above outline our stockholder engagement activities and the actions we have taken in response.

Elements of 2022 Compensation Program

We structure the annual compensation of our executive officers, including the named executive officers, using three principal elements: base salary, annual performance-based cash bonus opportunities, and time-based and performance-based equity opportunities. The compensation committee retains the flexibility to change the proportions as between these elements each year, to allow us to take into account the varying importance of our primary compensation objectives based on facts and circumstances each year.

Element	Fixed or Variable	Purpose
Base Salary	Fixed	To attract and retain executives by offering fixed compensation that is competitive with market opportunities and that recognizes each executive’s position, role, responsibility and experience.

Annual Cash Incentive	Variable	To attract and retain our executive officers consistent with market practice, to reward our executive officers for achievement of our corporate objectives, and to recognize outstanding individual contributions.

Equity Awards	Variable	To align executives’ interests with the long-term interests of stockholders through equity-based compensation with performance-based and time-based vesting periods, and to promote the long-term retention of our executives and key management personnel.

Executive Compensation Policies and Practices

At the start of 2022, we were just eight years out from our initial public offering and continued our transition toward the compensation governance practices adopted by our more established peers. The following summarizes our current policies and practices:

What We Do	What We Don’t Do
✓ Maintain an Independent Compensation Committee. The compensation committee consists solely of independent directors.	✘ No Generous Perquisites. We provide only limited perquisites or personal benefits to our executive officers.
✓ Retain an Independent Compensation Advisor. The compensation committee engages its own compensation advisor to provide information and analysis regarding our executive and equity incentive compensation programs.	✘ No Exclusive Executive Retirement Plans. We do not offer defined benefit pension arrangements and we do not provide retirement plans to our executive officers that are different from or in addition to those offered to our other employees.
✓ Annual Executive Compensation Review. The compensation committee annually reviews our compensation programs and compensation-related risks to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.	✘ No Special Health or Welfare Benefits. Our executive officers participate in broad-based Company-sponsored health and welfare benefits programs on the same basis as our other full-time, salaried employees.
✓ Compensation At-Risk. Our executive compensation program is designed so that a significant portion of compensation is “at risk” based on our performance to align the interests of our executive officers and stockholders.	✘ No Hedging or Pledging of our Equity Securities. Our insider trading policy prohibits our executive officers, members of the Board and other employees from hedging or pledging our equity securities.
✓ Succession Planning. We review the risks associated with our key executive officer position to ensure adequate succession plans are in place.	✘ No Dividends or Dividend Equivalents Payable on Unvested Equity Awards. We do not pay dividends or dividend equivalents on unvested restricted stock unit awards.

Governance of Executive Compensation Program

Role of the Compensation Committee

The compensation committee has the primary responsibility of developing, implementing and overseeing our executive and incentive compensation policies and programs. While the compensation committee reports its decisions to and takes into account the feedback of the Board, the compensation committee generally makes the final decisions regarding the compensation of our named executive officers.

Compensation-Setting Process

The compensation committee determines the target total direct compensation opportunities for our executive officers, including our named executive officers. In any given year, the compensation committee considers some or all of the following factors:

●	the financial and operational objectives established by the Board for the year at issue;

●	the anticipated role that officer will play in the coming year in achieving those objectives and the cost and difficulty of replacing that individual;

●	internal pay equity among our executive officers;

●	each individual executive officer’s skills, experience, qualifications and role relative to other similarly-situated executives at the companies in our compensation peer group;

●	the annual performance review for each executive officer, including contributions to our overall performance, demonstrated leadership and significant individual achievements;

●	our financial performance relative to our peers;

●	the compensation practices of our compensation peer group and the positioning of each executive officer’s compensation as compared to our peer group; and

●	the recommendations provided by our CEO with respect to the compensation of our other executive officers.

These factors provide a framework, with no single factor being determinative in setting pay levels.

Role of Our Officers

The compensation committee relies on the observations and information provided by our executive officers. Our Chief Executive Officer provides evaluations of the performance of the other executive officers and makes recommendations regarding changes to executive officer compensation (other than for himself), the broader Company-wide cash incentive plan, and budgets for equity awards. Our Chief Financial Officer provides information and recommendations regarding our annual corporate operating budget and the related performance goals for our equity and cash incentive programs. Our in-house legal team, including our General Counsel, provides additional guidance as requested by the compensation committee. Finally, the benefits committee, consisting of members of our human resources, legal, and accounting departments, provides guidance to the compensation committee on broad-based health, welfare and retirement benefit plans and proposed changes to those plans. Our officers recuse themselves from discussions and recommendations regarding their own compensation.

Role of Compensation Consultant

In 2020 the compensation committee retained Radford to assist with establishing an updated peer group for 2021 and to perform benchmarking for executive officer and director compensation. Radford reported directly to the compensation committee and to the compensation committee chair. While Radford coordinated with our management for data collection, including for obtaining the job descriptions for our executive officers, Radford did not provide any other services to us. The compensation committee evaluated Radford’s independence pursuant to the listing standards of Nasdaq and the relevant SEC rules and determined that no conflict of interest arose as a result of the work performed by Radford.

Competitive Positioning

For purposes of comparing our executive compensation against the competitive market, the compensation committee periodically reviews and considers the compensation levels and practices of a group of peer companies. This compensation peer group consists of companies within the industry with a similar size profile in terms of revenue and market capitalization.

In 2020 the compensation committee used the following compensation peer group to assist with the determination of compensation for our executive officers:

ADTRAN	DSP Group

Alpha and Omega Semiconductor	EMCORE

Aviat networks	Harmonic

Axcelis Technologies	Inseego

CalAmp	KVH Industries

Calix	NeoPhotonics

Casa Systems	Photronics

Cohu	Ribbon Communications

Digi	Xperi

The compensation committee did not review or consider information regarding peer group company compensation in determining compensation for our executive officers for 2022.

2022 Compensation Decisions

2022 Base Salary

Base salary represents the fixed portion of the target direct compensation for our executive officers and serves to attract and retain highly-talented individuals. The compensation committee determines adjustments to base salaries on an annual basis as well as in the event of a promotion or significant change in responsibilities.

In February 2022, in considering base salary adjustments, the compensation committee focused on the need to control cash costs given 2021 revenue performance as well as the need to retain our leadership to continue steering the Company through the unexpected operational challenges. The compensation committee believes that, under normal performance situations, targeting base salary at the median as compared to our peer group companies is appropriate and has historically provided for base salary adjustments that ranged from 3%-10%. However, given the need to conserve cash, the compensation committee limited base salary increases to 5% for only one of our executive officers who was well below the median.

Named Executive Officer	2021 Base Salary	2022 Base Salary	% Change
Chih-Hsiang (Thompson) Lin	$539,259	$552,740	2.5%
Stefan J. Murry	$355,391	$364,275	2.5%
Hung-Lun (Fred) Chang	$326,017	$334,167	2.5%
Shu-Hua (Joshua) Yeh	$354,057	$364,698	2.5%
David C. Kuo	$233,537	$245,213	5.0%

The preceding table shows the base salary changes that went into effect on March 1, 2022. Amounts for Mr. Yeh are paid in NTD (New Taiwan dollar) and RMB (Chinese Yuan Renminbi) but are reported in USD (United States dollar). The actual base salary amounts paid to our named executive officers in 2022 are set forth in the “2022 Summary Compensation Table” below.

2022 Annual Cash Bonuses

We use annual cash incentive opportunities to attract and retain our executive officers consistent with market practice, to reward our executive officers for achievement of our corporate objectives, and to recognize outstanding individual contributions. The compensation committee eliminated discretionary cash bonuses from our executive officer compensation program starting in 2021.

2022 Target Annual Cash Bonus Opportunities

In establishing the target annual cash bonus opportunities for 2022, the compensation committee continued to use the approach established in 2020, which considered the information provided by Radford as well as the significant reduction in the target annual cash bonus opportunities implemented by the compensation committee for 2020, which had represented a 30% decrease as compared to 2019, in order to allow the Company to conserve cash while still providing an adequate incentive to retain our critical leadership. In light of these considerations, the compensation committee set the target percentages for the 2022 annual cash bonus consistent with the 50th percentile as compared to our peer group to provide our executive officers with an appropriate level of reward for achievement of target performance of our critical corporate objectives described below.

Named Executive Officer	2021 Target (% of base salary)	2022 Target (% of base salary)
Chih-Hsiang (Thompson) Lin	100.0%	100.0%
Stefan J. Murry	50.0%	50.0%
Hung-Lun (Fred) Chang	50.0%	50.0%
Shu-Hua (Joshua) Yeh	50.0%	50.0%
David C. Kuo	50.0%	50.0%

The bonus opportunity is determined via linear interpolation, based on corporate performance, between the following pre-established amounts (expressed as a percentage of base salary):

Named Executive Officer	Performance Below Minimum Level	Reduced Performance	Target Performance	Performance At or Above Maximum Level
Chih-Hsiang (Thompson) Lin	0	50.0%	100.0%	125.0%
Stefan J. Murry	0	25.0%	50.0%	62.5%
Hung-Lun (Fred) Chang	0	25.0%	50.0%	62.5%
Shu-Hua (Joshua) Yeh	0	25.0%	50.0%	62.5%
David C. Kuo	0	25.0%	50.0%	62.5%

2022 Corporate Performance Objectives

For 2022 the compensation committee established two alternative cash incentive awards for our executive officers, one based on achievement of quantitative performance metrics and the other based on achievement of achievement of certain milestones and measures with respect to a potential effect of a significant transaction that could have occurred during 2022.

Consistent with recent years, for the standard cash incentive awards for 2022 the compensation committee decided to use GAAP revenue and non-GAAP operating income (loss), weighted equally, as the principal measures for the annual cash incentive program for our named executive officers. These metrics are the primary metrics the Company uses for our annual operating plan. For this purpose, non-GAAP operating income (loss) means operating loss as defined under generally accepted accounting principles, excluding amortization of intangible assets, stock-based compensation expense, non-recurring expenses, unrealized foreign exchange gain (loss), losses from the disposal of idle assets, if any, non-recurring tax expenses (benefits), and expenses associated with discontinued products, if any, from our GAAP net income (loss), plus the amount accrued for cash bonuses.

The compensation committee set the performance goals for 2022 based on increasing revenue year-over-year and reducing non-GAAP loss to align the incentive compensation with the key performance needed for the Company to achieve its annual operating plan. The compensation committee set the minimum, reduced, target, and maximum performance levels for the corporate performance measures, which are consistent with the goals for projected performance for the Company for the year under our annual operating plan, as follows:

Performance Measure	Minimum Performance Level		Reduced Performance Level		Target Performance Level	Maximum Performance Level
Revenue	≤$	182,700,000	≥$	205,600,000	$228,400,000	≥$	239,800,000
Non-GAAP Operating Income (Loss)	≥$	(50,900,000)	≤$	(44,900,000)	$(39,200,000)	≤$	(36,300,000)

The compensation committee determined that no annual cash incentive would be earned with respect to a metric for performance below the minimum level set forth above. Performance between these points would be determined using straight-line interpolation. The compensation committee would then take the average performance level (given the equal weighting) and multiply the result by the target opportunity to determine the amount actually earned.

To reflect the potential effect on the Company’s financial results of a significant transaction that could have occurred during 2022, the compensation committee established an alternative cash incentive opportunity for 2022. This alternative cash incentive provided an opportunity for our executive officers to earn varying amounts based on achievement of certain milestones and measures related to the potential transaction, including the execution of a sales and purchase agreement, the closing of the transaction and the value of the transaction. Because the potential transaction did not occur during 2022, this alternative cash incentive opportunity did not result in any amounts being earned by our executive officers for 2022.

2022 Actual Performance and Resulting Payments

In February 2023, the compensation committee determined that for 2022 we generated GAAP revenue of $222.8 million and non-GAAP operating loss of $32.4 million, resulting in payments at approximately 106.40% of the target awards.

The dollar amounts for the target cash bonus opportunity as compared to the amounts earned are as follows:

Named Executive Officer	Target Cash Bonus Opportunity	Actual Cash Bonus Earned	Actual as Percentage of Target
Chih-Hsiang (Thompson) Lin	$552,740	$588,113	106.40%
Stefan J. Murry	$182,138	$193,794	106.40%
Hung-Lun (Fred) Chang	$167,084	$177,777	106.40%
Shu-Hua (Joshua) Yeh	$182,310	$193,977	106.40	%(1)
David C. Kuo	$122,607	$130,453	106.40%

(1)	Amounts for Mr. Yeh are paid in NTD and RMB.

Equity Incentive Compensation

We use equity incentive compensation to attract and retain our talent, to motivate them to achieve our corporate goals and to align their financial incentives with stockholder returns.

Awards for 2022 Performance

In 2022 the compensation committee granted awards of restricted stock units to the named executive officers, 50% of which vest quarterly over 4-year period based on continued service and the remaining 50% are earned with respect to a variable number of shares (between 0 and 200% of the target number of shares) based on the Company’s achievement of preset performance goals. The performance-vesting restricted stock units granted in 2022 will vest 50% based on achievement of specified levels of total stockholder return, or TSR, and 50% based on achievement of specified stock price appreciation for a three-year performance period ending April 29, 2025.

In June 2022 the compensation committee approved the amounts for awards of restricted stock units to be granted to the named executive officers pursuant to this approach as follows:

Named Executive Officer	Time-Vesting Restricted Stock Units*	Target Amount Performance-Vesting Restricted Stock Units*	Total Value at Target Performance
Chih-Hsiang (Thompson) Lin	$1,000,000	$1,000,000	$2,000,000
Stefan J. Murry	$350,000	$350,000	$700,000
Hung-Lun (Fred) Chang	$320,000	$320,000	$640,000
Shu-Hua (Joshua) Yeh	$320,000	$320,000	$640,000
David C. Kuo	$200,000	$200,000	$400,000

* Value was converted to number of shares based on average closing price for prior 30 trading-days.

The compensation committee granted these restricted stock units to the named executive officers under the 2021 Equity Incentive Plan immediately following stockholder approval at the 2022 annual shareholders meeting of the amendment to the 2021 Equity Incentive Plan to increase the number of shares issuable pursuant to the 2021 Equity Incentive Plan. The number of shares and grant date fair values for these awards are disclosed in the Summary Compensation table and 2022 Grant of Plan-Based Awards table below.

Welfare and Health Benefits

Our named executive officers are eligible to participate in our broad-based health and welfare programs on the same terms as our non-executive employees. These benefits include medical, vision and dental benefits, life insurance benefits, and short-term and long-term disability insurance. Our executive officers are eligible to participate in the same life insurance program as is offered to our employees at or above the level of deputy director. In addition, we maintain a Section 401(k) savings plan that permits our employees, including our executive officers, with the opportunity to save for retirement on a tax-advantaged basis. All participant interests in their contributions are fully vested when contributed. In structuring these benefit programs, we seek to provide an aggregate level of benefits that are comparable to those provided by similar companies.

Perquisites and Other Personal Benefits

We generally do not provide perquisites to our executive officers, except where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective and for recruitment and retention purposes. During 2022, we provided our CEO, Dr. Lin, with the use of a company-leased automobile and we provided Mr. Yeh with a housing allowance for an apartment in Ningbo, China, given his responsibilities for managing operations in both China and Taiwan.

Employment Agreements & Post-Employment Compensation

We have entered into written agreements providing for at will employment with our CEO and each of our other named executive officers. These employment agreements provided for their initial base salary and target bonus opportunity, as well as severance eligibility in the event of qualifying terminations of employment, including a termination of employment following a change of control of the Company (a so-called “double-trigger” arrangement).

In the case of the acceleration of vesting of outstanding equity awards, we use this double-trigger arrangement to protect against the loss of retention value following a change of control of the Company and to avoid windfalls, both of which could occur if vesting of either equity or cash-based awards accelerated automatically as a result of the transaction.

We believe that having in place reasonable severance rights, particularly for terminations in connection with a change of control, allow us to attract and retain highly qualified executive officers, permit those officers to focus on the best interests of the Company without undue concern for their own financial position in a change of control, and reduce conflict at the time of a termination through a pre-negotiated package conditioned on signing a release of claims.

For detailed descriptions of the post-employment compensation arrangements we maintained with our named executive officers for 2022, as well as an estimate of the potential payments and benefits payable under these arrangements, see “Potential Payments Upon Termination or Change of Control” below.

Other Compensation Policies and Practices

Policies on Hedging and Pledging

Our insider trading policy prohibits hedging and pledging of our equity securities by our employees, including our executive officer, and the non-employee members of the Board, including specifically as follows:

●	Short-sales of our equity securities, as well as transactions in puts, calls, or other derivative securities involving our common stock, on an exchange or in any other organized market, by our employees, including our executive officers, and the non-employee members of the Board are prohibited;

●	Hedging or monetization transactions involving our equity securities, such as zero-cost collars and forward sale contracts, by our employees, including our executive officers, and the non-employee members of the Board are prohibited; and

●	Holding our equity securities in a margin account or pledging our securities as collateral for a loan by our employees, including our executive officers, and the non-employee members of the Board are prohibited.

Clawback Policy

We endeavor to make a substantial portion of our executive officers’ compensation dependent on our overall financial performance. We have a clawback policy in which we may seek the recovery or forfeiture of incentive compensation paid by us, including cash, equity or equity-based compensation in the event we restate our financial statements under certain circumstances. The clawback policy applies to our Section 16 officers, any employee who was eligible to receive incentive compensation and whose conduct contributed to the need for a restatement and any other former Section 16 officer or other employee who contributed to the need for a restatement.

Stock Ownership Guidelines

To further align the interests of senior management and stockholders, we adopted stock ownership guidelines in 2018 that require our executive officers and non-employee directors to own minimum amounts of the Company’s common stock. The minimum levels of stock ownership for our executive officers are as follows:

Officer Level	Ownership Guideline
Chief Executive Officer	5x annual base salary
Chief Financial Officer	2x annual base salary
Senior Vice President	2x annual base salary
Vice President	1x annual base salary

Directors who are not also executive officers of the Company are required to hold shares of the Company’s common stock with a value equal to three times the amount of the annual retainer paid to directors. Stock ownership levels must be achieved by each executive officer and director within five years of the adoption of the guidelines or within five years of the individual’s first appointment as an executive officer or director, as applicable, whichever is later. Until the applicable stock ownership guideline is achieved, individuals are encouraged to retain an amount equal to 50% of the net shares obtained through the Company’s stock incentive plans. Stock that counts toward satisfaction of the guidelines includes: (i) shares of common stock owned directly by the executive officer or director; (ii) shares of common stock owned indirectly by the executive officer or director (e.g., by a spouse or other immediate family member residing in the same household or a trust for the benefit of the executive officer or director or his or her family), whether held individually or jointly; (iii) shares of common stock held under the Company’s employee stock purchase plan; (iv) shares granted under the Company’s long-term incentive plans; (v) shares represented by amounts invested in the Company’s 401(k) plan; and (vi) shares purchased in the open market. As of the date of this filing all of our executive officers and directors are still within the five year transition period for the guidelines.

Tax and Accounting Considerations

Deductibility of Executive Compensation. Section 162(m) of the IR Code places restrictions on the deductibility of executive compensation paid by public companies. In 2022, the tax deductibility of our executive compensation was not a material factor in our compensation committee’s deliberations.

Accounting for Stock-Based Compensation. We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) for our stock-based compensation awards. In 2022, the accounting consequences of our executive compensation was not a material factor in our compensation committee’s deliberations.

2022 Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered during the fiscal years ended December 31, 2022, 2021 and 2020 and, as applicable for the years that the individuals were deemed to be named executive officers.

Name and Principal Position	Year	Salary(1)(6)	Bonus(2)	Stock Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)(6)	Total
Chih-Hsiang (Thompson) Lin	2022	$585,692	—	$949,776	$588,113	$32,277	$2,155,857
President and Chief Executive Officer	2021	$570,370	—	$2,915,291	$146,987	$26,359	$3,659,008
	2020	$571,225	—	$1,595,332	$282,356	$27,358	$2,476,271

Stefan J. Murry	2022	$385,992	—	$332,422	$193,794	$10,682	$922,889
Chief Financial Officer and Chief Strategy Officer	2021	$373,160	—	$1,020,336	$48,438	$11,414	$1,453,348
	2020	$375,131	—	$526,459	$101,494	$10,505	$1,013,589

Hung-Lun (Fred) Chang	2022	$343,485	—	$303,926	$177,777	$10,364	$835,552
Senior Vice President and North America General Manager	2021	$342,945		$932,892	$44,432	$11,109	$1,331,378
	2020	$337,430	$2,793	$525,818	$93,111	$10,213	$969,365

Shu-Hua (Joshua) Yeh(7)	2022	$364,698	—	$303,926	$193,977	$19,233	$881,834
Senior Vice President and Asia General Manager	2021	$354,057		$932,892	$44,501	$19,537	$1,350,987
	2020	$338,582	$5.891	$541,130	$98,178	$19,162	$1,002,943

David C. Kuo	2022	$253,583	—	$189,952	$130,453	$9,848	$583,836
Vice President, General Counsel, Chief Compliance Officer and Secretary	2021	$244,658		$583,049	$31,827	$10,615	$870,149
	2020	$221,067	$1,588	$328,632	$52,935	$9,741	$613,962

(1)	Includes amounts earned but deferred at the election of the named executive officers under our 401(k) plan established under Section 401(k) of the Internal Revenue Code of 1986, as amended. Includes the following amounts paid in the year indicated for unused Paid Time Off: Dr. Lin---$32,952 (2022), $31,111 (2021) and $35,239 (2020); Dr. Murry---$21,717 (2022), $17,770 (2021) and $21,897 (2020); Dr. Chang---$9,318 (2022), $16,928 (2021) and $13,391 (2020); and Mr. Kuo---$8,370 (2022) and $11,121 (2021).

(2)	Amounts in this column reflect discretionary cash bonuses awarded by the compensation committee following its performance review of each named executive officer, which, for 2020, are in addition to the amounts earned pursuant to the annual cash incentive plan.

(3)	Amounts for 2022 consist of the aggregate grant date fair value of the time-based restricted stock units plus the performance-based restricted stock units assuming target performance, both as granted by the compensation committee in June 2022 (aggregate grant fair value assuming maximum performance: Dr. Lin — $1,504,462; Dr. Murry — $526,563; Dr. Chang — $481,427; Mr. Yeh — $481,427; and Mr. Kuo — $300,890). Amounts for 2021 consist of the aggregate grant date fair value of the time-based restricted stock units plus the performance-based restricted stock units assuming target performance, both as granted by the compensation committee in June 2021 (aggregate grant date fair value assuming maximum performance: Dr. Lin — $4,719,333; Dr. Murry — $1,651,755; Dr. Chang — $1,510,185; Mr. Yeh — $1,510,185; and Mr. Kuo — $943,852). Amounts for 2020 consist of the grant date fair value of restricted stock units granted by the compensation committee in June 2021 in settlement of the long-term incentive awards approved by the compensation committee in June 2020 that were denominated in dollars, but settled in restricted stock units following achievement of the annual performance goals (grant date fair value assuming maximum performance: Dr. Lin — $1,955,063; Dr. Murry — $645,168; Dr. Chang — $625,619; Mr. Yeh — $625,619; and Mr. Kuo — $391,006). The amounts included for restricted stock units granted in 2022, 2021 and 2020 represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, disregarding the estimate of time-based forfeitures. The assumptions used in calculating the grant date fair value of the restricted stock units are reported in Note B to the consolidated financial statements included in the Original Filing. The amounts reported in this column do not correspond to the actual economic value that may be received by the named executive officers for the restricted stock units. See the “Grants of Plan-Based Awards” table below for additional information.

(4)	Amounts in this column for 2022, 2021 and 2020 reflect amounts earned pursuant to our annual cash incentive plan based on the Company’s achievement of performance metrics and targets established by the compensation committee. The performance metrics and targets for these awards are described in the section titled “Compensation Discussion and Analysis” above.

(5)	Includes life insurance premiums paid by us for the benefit of the named executive officers and the Company’s 401(k) matching contributions and mandatory foreign pension contribution made by the Company on behalf of the executive officers. The 401(k) matching contributions for each executive in the 2022 year were as follows: for each of Dr. Lin, Dr. Murry, Dr. Chang and Mr. Kuo $8,550. The foreign pension contribution made by the Company on behalf of Mr. Yeh was $3,888. In addition, the cost of personal use of a Company provided car is included for Dr. Lin, with the amount determined based on the cost of the lease of the corporate car related to the proportion of mileage the car was driven for non-business trips, which for 2022 was $20,400. Mr. Yeh also received housing in Ningbo, China worth $12,303 during 2022.

(6)	The amounts reported for 2021 and 2020 have been restated to conform to the 2022 disclosure methodology.

(7)	The amounts shown for Mr. Yeh for 2022 have been converted from NTD (New Taiwan dollars) and RMB (Chinese Yuan Renminbi), as applicable, to USD (United States dollars), using the exchange rate on December 30, 2022, which was 30.64 NTD = $1 USD and 6.90 RMB = $1 USD, respectively. The amounts shown for Mr. Yeh for 2021 have been converted from NTD (New Taiwan dollars) and RMB (Chinese Yuan Renminbi), as applicable, to USD (United States dollars), using the exchange rate on December 31, 2021, which was 27.72 NTD = $1 USD and 6.36 RMB = $1 USD, respectively. The amounts shown for Mr. Yeh for 2020 have been converted from NTD (New Taiwan dollars) and RMB (Chinese Yuan Renminbi), as applicable, to USD (United States dollars), using the exchange rate on December 31, 2020, which was 28.09 NTD = $1 USD and 6.53 RMB = $1 USD, respectively.

2022 Grants of Plan-Based Awards

The following table presents information about grants of plan-based awards made to our named executive officers during the year ended December 31, 2022:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)(2)				Estimated Future Payouts Under Equity Incentive Plan Awards(3)
Named Executive Officer	Grant Date	Minimum ($)	Reduced ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(4)
Chih-Hsiang (Thompson) Lin		0	276,370	552,740	690,925
	June 27, 2022								223,214	(5)	$395,089
	June 27, 2022					55,803	223,214	446,428			$554,688

Stefan J. Murry		0	91,069	182,138	227,672
	June 27, 2022								78,125	(5)	$138,281
	June 27, 2022					19,531	78,125	156,250			$194,141

Hung-Lun (Fred) Chang		0	83,542	167,084	208,855
	June 27, 2022								71,428	(5)	$126,428
	June 27, 2022					17,857	71,428	142,857			$177,500

Shu-Hua (Joshua) Yeh		0	91,155	182,310	227,888
	June 27, 2022								71,428	(5)	$126,428
	June 27, 2022					17,857	71,428	142,857			$177,500

David C. Kuo		0	61,303	122,607	153,258
	June 27, 2022								44,642	(5)	$79,016
	June 27, 2022					11,160	44,642	89,285			$110,938

(1)	Amounts in these columns reflect cash bonus amounts that each named executive officer could have potentially earned under the annual cash incentive program for performance in 2022, based on the Company’s achievement of corporate performance metrics established by the compensation committee. For a description of the 2021 Cash Incentive Plan, see the section titled “Compensation Discussion and Analysis” above, and for a description of the cash bonus amounts that were earned and awarded under the annual cash incentive program, see the “Summary Compensation Table” above.

(2)	The compensation committee selected GAAP revenue and non-GAAP operating loss as the performance metrics for purposes of the cash incentive plan. See the section titled “Compensation Discussion and Analysis” above for how these metrics are defined.

(3)	Amounts reflect awards of performance-based restricted stock units that will vest following the end of a three-year performance period based on achievement of stock price appreciation and relative TSR performance goals.

(4)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, disregarding the estimate of time-based forfeitures. The grant date fair value of the performance-based restricted stock units is based on the target number of shares.

(5)	Amounts reflect awards of time-based restricted stock units that will vest quarterly over a 4-year period commencing on January 21, 2022.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

For a more detailed discussion of the compensation included in the Summary Compensation Table and the Grants of Plan-Based Awards table, please see the section titled “Compensation Discussion and Analysis” above.

Cash Bonuses

Each named executive officer is eligible to earn an annual performance-based cash incentive based on achievement of Company goals, determined by our compensation committee at the beginning of each year. See the section entitled “Compensation Discussion and Analysis” above for the material terms of the 2022 program.

Equity-based compensation

Restricted stock units granted in 2022 were granted pursuant to the Company’s 2021 Equity Incentive Plan, while restricted stock units granted in 2019 were granted under the Company’s 2013 Equity Incentive Plan. Each restricted stock unit represents the right to receive one share of common stock upon vesting. Such restricted stock units may be subject to acceleration in the event of our change of control (if not assumed or replaced) or the executive officer’s termination without cause, resignation for good reason, death or disability.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

		Option Awards					Stock Awards
	Grant	Number of Shares Underlying Unexercised Options			Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Year	Exercisable		Unexercisable	Price	Date	(#)(3)	($)(4)	(#)(5)	($)(4)
Chih-Hsiang (Thompson) Lin	2013	135,348	(2)	—	$9.96	9/26/2023	—	—	—	—
	2014	30,000	(2)	—	$13.84	1/28/2024	—	—	—	—

	2019	—		—	—	—	5,000	$9,450	—	—
	2020	—		—	—	—	58,350	$110,282	—	—
	2021	—		—	—	—	86,916	$164,271	—	—
	2021	—		—	—	—	102,091	$192,952	—	—
	2021	—		—	—	—	—	—	126,422	$238,938
	2022	—		—	—	—	181,362	$342,774
	2022	—		—	—	—	—	—	223,214	$421,874
Stefan J. Murry	2013	11,000	(2)	—	$9.96	9/26/2023	—	—	—	—
	2014	5,000	(2)	—	$13.84	1/28/2024	—	—	—	—

	2019	—		—	—	—	959	$1,813	—	—
	2020	—		—	—	—	20,423	$38,599	—	—
	2021	—		—	—	—	30,420	$57,494	—	—
	2021	—		—	—	—	33,690	$63,674	—	—
	2021	—		—	—	—	—	—	44,247	$83,627
	2022	—		—	—	—	63,477	$119,972	—	—
	2022	—		—	—	—	—	—	78,125	$147,656
Hung-Lun (Fred) Chang	2013	1,125	(2)	—	$9.96	9/26/2023	—	—	—	—
	2014	1,100	(2)	—	$13.84	1/28/2024	—	—	—	—

	2019	—		—	—	—	900	$1,701	—	—
	2020	—		—	—	—	18,478	$34,923	—	—
	2021	—		—	—	—	27,813	$52,567	—	—
	2021	—		—	—	—	33,649	$63,597	—	—
	2021	—		—	—	—	—	—	40,455	$76,460
	2022	—		—	—	—	58,036	$109,688	—	—
	2022	—		—	—	—	—	—	71,428	$134,999
Shu-Hua (Joshua) Yeh	2013	5,000	(1)	—	$7.50	1/18/2023	—	—	—	—
	2013	12,000	(2)	—	$9.96	9/26/2023	—	—	—	—
	2014	5,000	(2)	—	$13.84	1/28/2024	—	—	—	—

	2019	—		—	—	—	959	$1,813	—	—
	2020	—		—	—	—	19,586	$37,018	—	—
	2021	—		—	—	—	27,813	$52,567	—	—
	2021	—		—	—	—	34,629	$65,449	—	—
	2021	—		—	—	—	—	—	40,455	$76,460
	2022	—		—	—	—	58,036	$109,688	—	—
	2022	—		—	—	—	—	—	71,428	$134,999

David C. Kuo	2019	—		—	—	—	533	$1,007	—	—
	2020	—		—	—	—	12,020	$22,718	—	—
	2021	—		—	—	—	17,383	$32,854	—	—
	2021	—		—	—	—	21,031	$39,749	—	—
	2021	—		—	—	—	—	—	25,284	$47,787
	2022	—		—	—	—	36,272	$68,554	—	—
	2022	—		—	—	—	—	—	44,642	$84,373

(1)	The amounts reported reflect shares of common stock underlying stock options granted in the specified calendar year under our 2006 Incentive Share Plan. The stock options vested over a four-year period.
(2)	The amounts reported reflect shares of common stock underlying stock options granted in the specified calendar year under our 2013 Equity Incentive Plan (the “2013 Plan”). The stock options vested over a four-year period.
(3)	The amounts reported reflect restricted stock units granted in the specified calendar year under our 2013 Plan through 2020, and under our 2021 Equity Incentive Plan (the “2021 Plan”) starting in 2021, including restricted stock units granted in 2019, 2020, 2021 and 2022 in settlement of the awards approved by the compensation committee in the prior year that were denominated in dollars and to be settled in restricted stock units following achievement of the annual performance goals. The restricted stock units vest in substantially equal installments each quarter over a four-year period commencing in January of the specified calendar year, subject to continued service through each applicable vesting date.
(4)	The market value of the stock awards was calculated using the closing price of our common stock on December 30, 2022 (the last trading day of 2022) of $1.89.
(5)	The amounts reported reflect performance-vesting restricted stock units granted in the specified calendar year under our 2021 Plan based on achieving target performance goals, which would result in 100% of the subject shares vesting.

2022 Option Exercises and Stock Vested

The following table sets forth information regarding stock awards that vested for each of our named executive officers during 2022. No stock options were exercised during 2022.

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Chih-Hsiang (Thompson) Lin	192,634	$541,114
Stefan J. Murry	62,226	$173,467
Hung-Lun (Fred) Chang	58,275	$162,715
Shu-Hua (Joshua) Yeh	59,896	$167,391
David C. Kuo	36,581	$102,049

(1)	The value realized on vesting of stock awards was calculated using the closing price of our common stock on the applicable vesting date for each award.

Potential Payments Upon Termination and Change of Control

The following discussion reflects the payments and benefits that each of the named executive officers would have been eligible to receive in the event of certain terminations, assuming that each such termination occurred on December 30, 2022.

Employment Agreements

We maintain employment agreements with Dr. Lin, Dr. Murry, Dr. Chang, Mr. Yeh and Mr. Kuo. The employment agreement with Dr. Lin provides that, if our Board terminates his employment for any reason other than Cause or if he resigns for Good Reason outside of the Change of Control Period, each as defined below, he will be entitled to receive (i) a payment equal to one year’s base salary as in effect immediately prior to termination, (ii) a payment equal to his full target bonus as in effect immediately prior to termination and (iii) $15,000, (which may be used for benefit continuation under COBRA or for any other purpose), which amounts will be paid periodically in installments over the 12 months following his separation from service. The employment agreements with Dr. Murry, Dr. Chang, Mr. Yeh and Mr. Kuo, each provide that, if our Board terminates his employment for any reason other than Cause or if he resigns for Good Reason outside of the Change of Control Period (as defined below), he will be entitled to receive (i) a payment equal fifty percent (50%) of base salary as in effect immediately prior to termination, (ii) a payment equal to fifty percent (50%) of his full target bonus as in effect immediately prior to termination and (iii) $15,000, (which may be used for benefit continuation under COBRA or for any other purpose). The severance benefits that may arise as a result of a termination prior to a Change of Control will be paid in a lump sum.

Dr. Lin, Dr. Murry, Dr. Chang, Mr. Yeh and Mr. Kuo, each have provisions in their employment agreements that provide for “double-trigger” severance. Specifically, if, within the Change of Control Period, the executive’s employment is terminated by the executive for Good Reason or by our Company other than for Cause, then in lieu of the severance benefits described in the preceding paragraph, the executive will be entitled to receive the following: (i) a lump sum payment equal to one year’s base salary as in effect immediately prior to termination; (ii) a lump sum payment equal to his full target bonus as in effect immediately prior to termination; (iii) $10,000 ($15,000 for Dr. Murry, Dr. Chang, Mr. Yeh and Mr. Kuo) which may be used for benefit continuation under COBRA or for any other purpose and (iv) accelerated vesting of the executive’s awards granted under any incentive share plan or equity incentive plan of the Company, with all vested options becoming exercisable for an extended period following termination of employment. For Dr. Murry, Dr. Chang, Mr. Yeh and Mr. Kuo, the severance benefits that may arise as a result of termination during the Change of Control Period will be paid in a lump sum. For Dr. Lin, the severance benefits that may arise as a result of termination within one year following a Change of Control will be paid in a lump sum. Additionally, Dr. Lin’s employment agreement provides him with a potential tax gross-up payment to make him whole for any excise taxes that he would owe resulting from the application of the excise tax provisions under Section 280G of the Internal Revenue Code of 1986. None of the other employment agreements with our executive officers provide any right to a tax gross-up.

To receive the severance benefits described above, each executive must execute a release agreement in favor of the Company and its affiliates, which will include a reasonable agreement to cooperate for a period of six months following the employment termination date and a mutual non-disparagement clause. In consideration of the severance benefits described above, each executive has also agreed to be subject to a non-compete provision for a period of 12 months following his separation from service and to maintain the confidentiality of Company information.

Each employment agreement generally defines “Cause” as, following written notice to the executive and the executive’s failure to cure such occurrence(s): (i) conviction or plea of nolo contendere to any felony offense or to a crime of moral turpitude; (ii) commission of willful misconduct or violation of law in connection with the performance of his duties, including (a) misappropriation of funds or property, (b) attempting to secure personally any profit in connection with any transaction entered into on behalf of our Company, or (c) making any material misrepresentation to our Board, our Company or its affiliates; (iii) material violation or failure to comply with our Company policy; (iv) material breach of the employment agreement; or (v) the willful and continued failure or neglect to substantially perform his duties with our Company. “Good Reason” is defined to include: (i) the executive’s assignment to duties inconsistent with his position or title; (ii) reduction in his base compensation, except as part of an overall cost reduction program that affects all senior executives and does not disproportionately affect the executive; (iii) any purported termination of the executive by our Company other than for disability or Cause or a voluntary resignation initiated by the executive, except for a voluntary termination for Good Reason; (iv) failure of any successor entity to our Company to expressly assume the employment agreement; and (v) material breach by our Company of the agreement.

Each employment agreement generally provides that a “Change of Control” is deemed to occur if: (i) individuals who constitute the Board of our Company on the date of the employment agreement (“Incumbent Directors”) cease to constitute at least a majority of our Board; provided, that any individual whose election or nomination for election by the stockholders was approved by a majority of the then Incumbent Directors shall be considered an Incumbent Director, with certain exceptions; or (ii) the stockholders of our Company approve (1) any merger, consolidation or recapitalization of our Company or any sale of substantially all of its assets where (a) the stockholders of our Company prior to the transaction do not, immediately thereafter, own at least 51% of both the equity and voting power of the surviving entity or (b) the Incumbent Directors at the time of the approval of the transaction would not immediately thereafter constitute a majority of the Board of the surviving entity, or (2) any plan of liquidation or dissolution of our Company.

Under the employment agreements, the “Change of Control Period” means: with respect to Dr. Lin, one year after a Change of Control and with respect to Dr. Murry, Dr. Chang, Mr. Yeh and Mr. Kuo, within six months prior to a Change of Control or within one year after a Change of Control.

Restricted Stock Unit Awards

The time-based restricted stock unit awards we have granted to our named executive officers provide for full acceleration upon a named executive officer’s termination of employment due to death or disability, as well as on a termination without cause or resignation for good cause during the Change of Control Period. In addition, if the acquiring entity in a Change of Control refuses to assume or replace outstanding time-based awards of any plan participant, that participant’s awards will become fully vested.

The performance-based restricted stock unit awards we have granted to our named executive officers provide for different acceleration treatment based on the applicable performance goal. The portion of the awards that vests based on achievement of the relative TSR goal: upon termination of employment due to death or disability, will vest in full at the target level; for termination of employment in connection with a change of control, will vest following the end of the performance period with respect to the greater of actual or target performance (based on unreduced performance goals); for retirement, will vest following the end of the performance period with respect to a pro-rated amount based on actual performance; and upon other termination of employment, will be forfeited. The portion of the award that vests based on achievement of the stock price goal: upon termination of employment due to death or disability, will vest in full to the extent already earned; for termination of employment in connection with a change of control, will vest immediately to the extent already earned, and will vest following the end of the performance period to the extent earned at that time; for retirement, will vest following the end of the performance period to the extent earned; and upon other termination of employment, will be forfeited.

The following table reflects the payments and benefits that each of the named executive officers would have been eligible to receive in the event of certain terminations or a Change of Control, assuming that each such event occurred on December 30, 2022. The acceleration of equity awards was calculated using the closing price of our common stock on December 30, 2022 (the last trading day of 2022) of $1.89. Amounts that could actually become due upon any termination cannot be known with certainty until the event occurs.

Name and Principal Position	Termination Without Cause or Resignation For Good Reason, Outside of the Change of Control Period($)(1)	Termination Without Cause or Resignation For Good Reason, Within the Change of Control Period($)(2)	Termination Due to Death or Disability ($)(3)	Termination Due to Retirement ($)(4)	Change of Control - Awards Not Assumed ($)(5)
Chih-Hsiang (Thompson) Lin
Salary and Bonus	$1,105,480	$1,105,480	—	—	—
Other Cash Payments	$15,000	$10,000	—	—	—
Accelerated Equity	—	$1,480,541	$1,480,541	$443,653	$1,263,382
Tax Gross-Up	—	$43,830	—		—
Total	$1,120,480	$2,639,851	$1,480,541	$443,653	$1,263,382
Stefan J. Murry
Salary and Bonus	$273,207	$546,413	—	—	—
Other Cash Payments	$15,000	$15,000	—	—	—
Accelerated Equity	—	$512,834	$512,834	$155,277	$436,829
Total	$288,207	$1,074,247	$512,834	$155,277	$436,829
Hung-Lun (Fred) Chang
Salary and Bonus	$250,626	$501,251	—	—	—
Other Cash Payments	$15,000	$15,000	—	—	—
Accelerated Equity	—	$473,936	$473,936	$141,969	$404,444
Total	$265,626	$990,187	$473,936	$141,969	$404,444
Shu-Hua (Joshua) Yeh
Salary and Bonus	$273,504	$547,008	—	—	—
Other Cash Payments	$15,000	$15,000	—	—	—
Accelerated Equity	—	$477,993	$477,993	$141,969	$408,502
Total	$288,504	$1,040,001	$477,993	$141,969	$408,502
David C. Kuo
Salary and Bonus	$183,910	$367,820	—	—	—
Other Cash Payments	$15,000	$15,000	—	—	—
Accelerated Equity	—	$297,043	$297,043	$88,730	$253,612
Total	$198,910	$679,863	$297,043	$88,730	$253,612

(1)	Amounts shown in this column reflect the payments and benefits that the named executive officers would have been eligible to receive in the event of a termination without Cause or resignation for Good Reason on December 30, 2022 assuming that such date was not during the Change of Control Period.
(2)	Amounts shown in this column reflect the payments and benefits that the named executive officers would have been eligible to receive in the event of a termination without Cause or resignation for Good Reason on December 30, 2022 assuming that such date was during the Change of Control Period, which (1) with respect to Dr. Lin, means one year after a Change of Control and (2) with respect to Dr. Murry, Dr. Chang, Mr. Yeh and Mr. Kuo, means within six months prior to a Change of Control or within one year after a Change of Control. Amounts in this column assume that performance-vesting restricted stock units will vest at the target level for the portion subject to the 2021 stock price goals.
(3)	Amounts shown in this column reflect the payments and benefits that the named executive officers would have been eligible to receive in the event of a termination due to death or disability on December 30, 2022, assuming that time-based restricted stock units vested in full (for death or disability) and assuming that performance-vesting restricted stock units will vest at the target level for the portion subject to the relative TSR performance goal and for the portion subject to the 2021 stock price goals.
(4)	Amounts shown in this column reflect the payments and benefits that the named executive officers would have been eligible to receive in the event of retirement on December 30, 2022, assuming that performance-vesting restricted stock units will vest at the target level for the portion subject to the relative TSR performance goal and for the portion subject to the 2021 stock price goals.
(5)	Amounts shown in this column reflect the payments and benefits that the named executive officers would have been eligible to receive in the event of a Change of Control transaction in which the successor company refused to assume or replace outstanding awards, resulting in the vesting in full of time-vesting restricted stock units and vesting of a prorated portion of performance-vesting restricted stock units based on actual results measured against the performance goals as of December 30, 2022.The amounts shown assume performance-vesting restricted stock units will vest at target for the portion subject to the relative TSR performance goal and for the portion subject to the 2021 stock price goals.

2022 Director Compensation

The table below sets forth, for each person who served as a non-employee director during 2022, information regarding compensation for service on our Board during 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
William H. Yeh	$64,016.67	$93,801.15	$157,817.82
Richard B. Black	$70,000.00	$93,801.15	$163,801.15
Min-Chu (Mike) Chen	$66,638.89	$93,801.15	$160,440.04
Cynthia (Cindy) DeLaney	$52,983.33	$93,801.15	$146,784.48
Che-Wei Lin	$52,000.00	$93,801.15	$145,801.15
Elizabeth Loboa	$53,361.11	$93,801.15	$147,162.26

(1)	Reflects the aggregate dollar amount of fees earned or paid in cash for services as a non-employee director, including committee membership fees, fees for serving as a committee chairperson, and board and committee meeting fees.

(2)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock unit awards granted in 2022. The assumptions used in calculating the grant date fair value of the restricted stock units are reported in Note B to the consolidated financial statements included in the Original Filing. The amounts reported in this column reflect the accounting cost for these restricted stock units and do not correspond to the actual economic value that may be received by the non-employee directors for the restricted stock units. As of December 31, 2022, each of the current non-employee directors held the following number of outstanding restricted stock units: Mr. Yeh, 26,498; Mr. Black, 26,498; Dr. Chen, 26,498; Ms. DeLaney, 26,498; Mr. Lin, 26,498 and Dr. Loboa, 26,498.

For the year ended December 31, 2022, each of our non-employee directors received an annual retainer equal to $45,000. Non-employee directors who served as members of our audit committee, our compensation committee or our nominating and corporate governance committee received an additional $10,000, $7,000 or $5,000 prorated annual retainer, respectively. Non-employee directors who served as the chairman of our audit committee, chairman of our compensation committee, and chairman of our nominating and corporate governance committee, received an additional $10,000, $8,000 and $5,000 prorated annual retainer, respectively, in addition to the annual retainer for committee membership described in the preceding sentence. The cash retainers were paid quarterly.

In addition, for 2022 each of our non-employee directors was awarded with a number of restricted stock units under the 2021 Plan calculated by dividing $115,000 by the prior 30-day average market closing price of our common stock on the date of grant. All restricted stock unit awards granted to our non-employee directors vest in equal monthly amounts over the first twelve months following the date of grant, subject to early termination in accordance with their terms. The grant of restricted stock unit awards was made following the election of directors at the annual meeting on June 3, 2022.

Directors were also reimbursed for out-of-pocket expenses incurred in the course of their service on the Board or its committees. Dr. Lin did not receive any compensation from the Company other than compensation received for serving as an executive officer of the Company.

Compensation Policies and Risk Management Practices

We do not believe that our compensation programs create risks that are reasonably likely to have a material adverse effect on our Company. We believe that the combination of different types of compensation as well as the structure and overall amount of compensation, together with our internal controls and oversight by the Board, mitigates potential risks. We also provide a base level of equity compensation through our equity incentive program, helping to smooth out the impact of unexpected challenges to our operating plan.

One of the key functions of the Board is informed oversight of our various processes for managing risk. The Board administers this oversight function directly through the Board as a whole, as well as through the standing committees of the Board that address risks associated with their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing risk exposure in our strategic plans, development programs, corporate goals and operating plans. Our audit committee has the responsibility to consider and discuss our major exposures to financial risk and the steps our management takes to monitor and control these exposures, including guidelines, policies and processes. The audit committee also monitors our compliance with various legal and regulatory requirements, including cybersecurity risks, monitors our whistleblower system, and oversees the performance of our internal audit function. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines and policies. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. In addition, the Board meets with certain members of our executive team, including the heads of our different organizational functions, who discuss the risks and exposures involved in their respective areas of responsibility as well as any developments that could impact our risk profile or other aspects of our business. The Board considers the Company’s risk profile and other aspects of our business in assessing the leadership structure of the Board from time to time.

In 2022, the Board also focused on overseeing the risks that the COVID-19 pandemic presented to the Company. The Board received regular updates during meetings regarding steps taken by management to mitigate the impact of the pandemic.

CEO Pay-Ratio Disclosure

Pursuant to the Exchange Act, we are required to disclose the ratio of the total annual compensation of our CEO to the total compensation for the median employee of all of our employees (excluding our CEO). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that our CEO’s total compensation for fiscal 2022 was $2,155,857, and the total compensation for the median employee of all of our employees (excluding our CEO) for fiscal 2022 was $23,538.

Based on these amounts, we estimate the ratio of our CEO’s total compensation for fiscal 2022 to the total compensation for the median employee of all of our employees (excluding our CEO) for fiscal 2022 to be 92 to 1.

We selected December 31, 2022, which is the last day of the Company’s 2022 fiscal year, as the date we would use to identify our median employee. To find the median employee of all our employees (excluding our CEO), we used the employee’s compensation from our payroll records; compensation includes base salary, bonus and restricted stock unit grants. In making our determination, we did not annualize the base compensation for those employees who did not work for the Company for the entire fiscal year and did not annualize the base compensation of seasonal or temporary employees. We also did not make any cost-of-living adjustments in identifying the median employee. We used the December 31, 2022 exchange rates of 6.90 RMB to 1 USD and 30.64 NTD to 1 USD for our calculations.

In evaluating our CEO pay-ratio for fiscal 2022, we believe stockholders should take into account that approximately 81.68% of our employees as of December 31, 2022 were employed by us in our facilities in China and Taiwan (including the median employee whose compensation was used to calculate the CEO pay-ratio as described above). If we included only our employees based in the U.S. in this analysis, we estimate the total compensation for the median employee of all our U.S. employees for fiscal 2022 would be $61,218 and the ratio of our CEO’s total compensation for fiscal 2022 to the total compensation for the median employee of all our U.S. employees (excluding our CEO) for fiscal 2022 would be 35 to 1.

This pay ratio is an estimate calculated in a manner consistent with SEC rules based on the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Compensation Committee Interlocks and Insider Participation

None of our employees, executive officers, or former executive officers serve as a member of our compensation committee, and none of our executive officers serve on any other committee serving an equivalent function for any other entity that has one or more of its executive officers serving as a member of our Board or compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management. Based on such review and discussion, the compensation committee has recommended to the Board that the section titled “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Respectfully submitted,

COMPENSATION COMMITTEE Min-Chu (Mike) Chen, Chairman Che-Wei Lin William H. Yeh

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes set forth information with respect to the beneficial ownership of our common stock as of March 7, 2023 by:

•	each stockholder, or group of affiliated stockholders, who we know beneficially owns more than 5% of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our current directors and nominees; and

•	all of our current directors and current executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, we believe each person identified in the table possesses sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Applicable percentage ownership in the following table is based on 29,052,817 shares of common stock outstanding as of March 7, 2023. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 7, 2023, and restricted stock units, or RSUs, which vest or will vest within 60 days of March 7, 2023, are deemed to be outstanding for calculating the number and percentage of outstanding shares of the person holding such options or RSUs, but are not deemed to be outstanding for calculating the percentage ownership of any other person. Beneficial ownership or voting power representing less than 1% is denoted with an asterisk (*).

Unless otherwise noted below, the address of each person listed on the table is c/o Applied Optoelectronics, Inc., 13139 Jess Pirtle Blvd, Sugar Land, Texas 77478.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
5% or Greater Stockholders:
Citadel Advisors LLC and related entities and persons(1)	1,830,993	6.3%
Directors and Named Executive Officers:
Chih-Hsiang (Thompson) Lin(2)	704,389	2.41%
Che-Wei Lin	121,340	*
William H. Yeh	131,832	*
Richard B. Black(3)	112,069	*
Cynthia DeLaney(4)	43,415	*
Min-Chu (Mike) Chen(5)	105,938	*
Elizabeth Loboa	54,088	*
Hung-Lun (Fred) Chang(6)	63,967	*
Stefan J. Murry(7)	88,801	*
Shu-Hua (Joshua) Yeh(8)	174,468	*
David Kuo(9)	16,151	*
All executive officers and directors as a group (11 persons)(10)	1,616,458	5.51%

(1)	Beneficial ownership as of December 31, 2022 as reported by Citadel Advisors LLC (“Citadel Advisors”) on a Schedule 13G/A filed with the SEC on February 14, 2023. The 13G/A reports shared voting and dispositive power with respect to 1,715,286 shares by Citadel Advisors, Citadel Advisors Holdings LP and Citadel GP LLC, and with respect to 115,647 shares by Citadel Securities LLC, Citadel Securities Group LP, Citadel Securities GP LLC. In addition, the 13G/A reports shared voting and dispositive power with respect to 1,830,933 shares by Kenneth Griffin. The mailing address is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.
(2)	Includes (i) 165,348 shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2023; (ii) 494,176 shares of common stock; and (iii) 44,865 RSUs which vest within 60 days of March 7, 2023. Dr. Lin is our President, Chief Executive Officer and Chairman of the Board.

(3)	Includes (i) 103,907 shares of common stock and (ii) 8,162 shares of common stock held of record by Heather B. Black Revocable Trust, which Heather Black is trustee and has the sole voting and dispositive power over such shares. Ms. Black is Mr. Black’s spouse. Mr. Black is a member of our Board.
(4)	Includes (i) 41,035 shares of common stock and (ii) 2,380 shares of common stock held of record by Norman Kinsella. Mr. Kinsella is Ms. DeLaney’s spouse. Ms. DeLaney is a member of our Board.
(5)	Includes (i) 90,938 shares of common stock; and (ii) 15,000 shares of common stock held of record by Yuh-Mei Chung. Ms. Chung is Dr. Chen’s spouse. Dr. Chen is a member of our Board.
(6)	Includes (i) 2,225 shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2023; (ii) 47,316 shares of common stock; and (iii) 14,426 RSUs which vest within 60 days of March 7, 2023. Dr. Chang is our Senior Vice President and North America General Manager.
(7)	Includes (i) 16,000 shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2023; (ii) 57,325 shares of common stock; and (iii) 15,476 RSUs which vest within 60 days of March 7, 2023. Dr. Murry is our Chief Financial Officer and Chief Strategy Officer.
(8)	Includes (i) 17,000 shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2023; (ii) 142,711 shares of common stock; and (iii) 14,757 RSUs which vest within 60 days of March 7, 2023. Mr. Yeh is our Senior Vice President and Asia General Manager.
(9)	Includes (i) 7,040 shares of common stock; and (ii) 9,111 RSUs which vest within 60 days of March 7, 2023. Mr. Kuo is our Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary.
(10)	Includes (i) 200,573 shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2023; (ii) 1,291,708 shares of common stock; (iii) 98,635 RSUs that vest within 60 days of March 7, 2023 and (v) 25,542 shares of common stock held by beneficial ownership.

Equity Compensation Plan Information

The Company does not maintain any equity incentive plans that have not been approved by stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2022:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding shares upon exercise of outstanding options, warrants and rights		Number of shares remaining for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	3,238,549	(1)	$10.41	(2)	630,760	(3)

(1)	Includes 263,436 shares subject to outstanding stock option awards and 2,975,113 shares subject to outstanding restricted stock unit awards as of December 31, 2022, including the number of shares issuable at target levels of performance for performance-vesting restricted stock units.
(2)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of restricted stock units since restricted stock units have no exercise price.
(3)	Represents shares of common stock available for issuance in connection with future awards under our 2021 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

There was no transaction or series of similar transactions since the beginning of fiscal 2022, or any currently proposed transaction, to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Related Party Transaction Policy

We have a written Related Party Transactions Policy. Pursuant to this Policy, related party transactions include any transaction, arrangement or relationship, or series of such transactions, including any indebtedness or guarantees, in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In the event that a related party transaction is identified, such transaction must be reported to our Corporate Secretary and subsequently must be reviewed and approved or ratified by the chairman of our audit committee or our full audit committee, depending on the amount of the transaction. Any member of the audit committee who is one of the parties in the related party transaction and who has a direct material interest in the transaction may not participate in the approval of the transaction.

Director Independence

In February 2023, the Board determined that, other than Dr. Chih-Hsiang (Thompson) Lin, our President and Chief Executive Officer, each of the current members of the Board is an “independent director” for purposes of the Nasdaq Listing Rules and Rule 10A-3(b)(1) under the Exchange Act, as the term relates to membership on the Board. The definition of independence under the Nasdaq Listing Rules includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members, has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, our Board has made a subjective determination as to each independent director that no material relationships exist that, in the opinion of our Board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors in questionnaires with questions tailored to the Nasdaq Listing Rules with regard to each director’s business and personal activities as they may relate to us and our management.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by Grant Thornton LLP (“Grant Thornton”) for services provided in the fiscal years ended December 31, 2022 and 2021:

Services Rendered	Fiscal 2022		Fiscal 2021
Audit Fees (1)		$1,256,525	$1,087,525
Audit-Related Fees (2)		—	—
Tax Fees (3)	$		$29,836
All Other Fees (4)		—	—
Total		$1,256,525	$1,117,361

(1)	Audit fees consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements, audit of internal control over financial reporting, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, consultations concerning financial reporting in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC registered securities offerings.

(2)	No audit-related fees were billed for services provided in the fiscal years ended December 31, 2022 and 2021.

(3)	All tax fees billed for services provided in the fiscal year ended December 31, 2021 relate to the Texas Enterprise Credit program.

(4)	All other fees consist of fees for access to the auditor’s accounting research portal.

Policy on Audit Committee Pre-approval of Audit and Non-audit Services Performed by Independent Registered Public Accounting Firm

The audit committee has determined that all services performed by Grant Thornton for the fiscal years ended December 31, 2022 and 2021 were compatible with maintaining the independence of Grant Thornton. While the audit committee does not have a written policy with respect to the pre-approval of audit and non-audit services, in practice, it is the consistent policy of the audit committee to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Unless the specific service has been pre-approved with respect to that year, the audit committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. In 2022, 100% of the services rendered to us by Grant Thornton were pre-approved by the audit committee. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting

Audit Committee Report

The audit committee oversees the Company’s financial reporting process on behalf of the Board. The audit committee is responsible for retaining the Company’s independent registered public accounting firm, evaluating its independence, qualifications and performance, and approving in advance the engagement of the independent registered public accounting firm for all audit and non-audit services. The audit committee’s specific responsibilities are set forth in its charter. The audit committee reviews its charter at least annually.

Management has the primary responsibility for the financial statements and the financial reporting process, including internal control systems, and procedures designed to ensure compliance with applicable laws and regulations. The Company’s independent registered public accounting firm, Grant Thornton, is responsible for expressing an opinion as to the conformity of our audited financial statements with generally accepted accounting principles.

The audit committee has reviewed and discussed with management the Company’s audited financial statements. The audit committee has discussed with the independent registered public accounting firm the matters required to be discussed under the rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. In addition, the audit committee has met with the independent registered public accounting firm, with and without management present, to discuss the overall scope of the independent registered public accounting firm’s audit, the results of its examinations, its evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting.

The audit committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the audit committee concerning independence and has discussed with the independent registered public accounting firm its independence.

Based on the review and discussions referred to above, the audit committee recommended to the Company’s Board that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Respectfully submitted,

AUDIT COMMITTEE
Richard B. Black, Chairman
Cynthia (Cindy) DeLaney
Min-Chu (Mike) Chen

Part IV

Item 15.	Exhibits, Financial Statements Schedules

(a)(1) The following financial statements were included in Item 8 of the Original Filing and the page numbers set forth below correspond to page numbers in the Original Filing:

(a)(2) Financial Statement Schedules. Financial statement schedules were omitted from the Original Filing, as the information required to be set forth therein was included in the Consolidated Financial Statements or Notes thereto appearing in the Original Filing.

(a)(3)  Exhibits. The exhibits set forth on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Amendment No. 1.

EXHIBIT INDEX

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	**	Agreement for the Sale and Purchase of a New Company to Be Established in Hong Kong Special Administrative Region of The People's Republic of China, dated as of September 15, 2022, by and between Prime World International Holdings Ltd., Applied Optoelectronics, Inc. and Yuhan Optoelectronics Technology (Shanghai) Co., Ltd.	8-K	001-36083	2.1	September 15, 2022

3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

4.2		Indenture, dated as of March 5, 2019 between Applied Optoelectronics, Inc. and Wells Fargo Bank, National Association, as trustee, paying agent, and conversion agent	8-K	001-36083	4.1	March 5, 2019

4.3		Form of Note representing the Company’s 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture)	8-K	001-36083	4.1	March 5, 2019

4.4		Description of Company’s Common Stock	10-K	001-36083	4.4	February 28, 2020

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	2006 Incentive Share Plan	S-1	333-190591	10.5	August 13, 2013

10.2.1	†	First Amendment to 2006 Incentive Share Plan	S-1/A	333-190591	10.5.1	August 27, 2013

10.2.2	†	Form of Stock Option Agreement under 2006 Incentive Share Plan	S-1	333-190591	10.5.2	August 13, 2013

10.3	†	Amended and Restated 2013 Equity Incentive Plan	10-K	001-36083	10.6	March 9, 2017
10.3.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013
10.3.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013
10.3.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013
10.3.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013
10.4	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013
10.5	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016
10.6	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016
10.7	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016
10.8	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and David C. Kuo	10-K	001-36083	10.9	February 28, 2018
10.9		Loan Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2017
10.9.1		Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.2	October 4, 2017

10.9.2	Addendum to the Promissory Note, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36-83	10.3	October 4, 2017
10.9.3	BB&T Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	October 4, 2017
10.9.4	Trademark Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	October 4, 2017
10.9.5	Patent Security Agreement, dated September 28, 2017, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	October 4, 2017
10.10	Supply Agreement, effective November 8, 2017, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.1	February 24, 2018
10.11	Master Purchase Agreement, effective January 2, 2018, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.2	February 21, 2018
10.12	Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30	February 28, 2018
10.12.1	Translation of Investment and Construction Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30.1	February 28, 2018
10.13	Translation of Construction Agreement between Global Technology, Inc. and Zhejiang Xinyu Construction Group Co., Ltd. dated February 8, 2018	10-Q	001-36083	10.5	May 8, 2018
10.14	First Amendment to Loan Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	April 5, 2018
10.14.1	Addendum to the Promissory Note ($60 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	April 5, 2018
10.14.2	Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.3	April 5, 2018
10.14.3	Addendum to the Promissory Note ($26 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.4	April 5, 2018
10.14.4	Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.5	April 5, 2018
10.14.5	Addendum to the Promissory Note ($21.5 million), dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.6	April 5, 2018

10.14.6	Note Modification Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.7	April 5, 2018
10.14.7	Assignment of Lease and Rent, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.8	April 5, 2018
10.14.8	Texas Deed of Trust and Security Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.9	April 5, 2018
10.14.9	Environmental Certification and Indemnity Agreement, dated March 30, 2018, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.10	April 5, 2018
10.15	First Amendment to Lease, dated October 8, 2018, between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC.	8-K	001-36083	10.1	October 12, 2018
10.16	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note, dated November 29, 2018, between Prime World International Holdings, Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	December 6, 2018
10.17	Translation of Purchase and Sale Contract, Finance Lease Agreement and Promissory Note, dated January 21, 2019, between Prime World International Holdings, Ltd. and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	January 25, 2019
10.18	Second Amendment to Loan Agreement, dated February 1, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	February 7, 2019
10.19	Purchase Agreement, dated as of February 28, 2019 by and among Applied Optoelectronics, Inc., Raymond James & Associates, Inc. and Cowen and Company, LLC	8-K	001-36083	10.1	March 5, 2019

10.19.1	Third Amendment to Loan Agreement, dated March 5, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.2	March 5, 2019

10.20	Translation of Approval Notice between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.1	April 17, 2019

10.20.1	Translation of Comprehensive Credit Facilities Master Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.2	April 17, 2019

10.20.2	Translation of Credit Terms / Financial Transaction Terms Agreement between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.3	April 17, 2019

10.20.3	Translation of Promissory Note between, Prime World International Holdings, Ltd., and Far Eastern International Bank Co., Ltd., dated April 11, 2019	8-K	001-36083	10.4	April 17, 2019

10.21	Translation of the Credit Granting Agreement, between Global Technology, Inc. and China Merchants Bank Co., Ltd., dated April 19, 2019	8-K	001-36083	10.1	April 25, 2019

10.22	Translation of the Working Capital Loan Contract, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated April 30, 2019	8-K	001-36083	10.1	May 6, 2019

10.23	Translation of the Working Capital Loan Contract (RMB 30,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 7, 2019	8-K	001-36083	10.1	May 13, 2019

10.23.1	Translation of the Working Capital Loan Contract (USD 2,000,000),between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 8, 2019	8-K	001-36083	10.2	May 13, 2019

10.24	Translation of the Financing Credit Line Agreement, dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.1	May 31, 2019

10.24.1	Translation of the Maximum Mortgage Contract (Security Agreement), dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.2	May 31, 2019

10.25	Translation of the Maximum Loan Contract (¥100M), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.1	June 27, 2019

10.25.1	Translation of the Maximum Mortgage Contract (the “Real Estate Security Agreement”), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.2	June 27, 2019

10.25.2	Translation of the Maximum Loan Contract (¥50M), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.3	June 27, 2019

10.25.3	Translation of the Maximum Mortgage Contract (the “Machinery and Equipment Security Agreement”), dated June 21, 2019, between Global Technology, Inc. and China Zheshang Bank Co., Ltd	8-K	001-36083	10.4	June 27, 2019

10.26	Translation of the Approval Notice of Credit Line, dated July 8, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.11	August 8, 2019

10.26.1	Translation of the General Agreement for Financial Transaction, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.12	August 8, 2019

10.26.2	Translation of the Credit Facility Agreement, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.13	August 8, 2019

10.26.3	Translation of the Promissory Note, dated July 23, 2019, between Prime World International Holdings Ltd. and Taishin International Bank	10-Q	001-36083	10.14	August 8, 2019

10.27	**	Fourth Amendment to Loan Agreement, dated September 30, 2019, between Applied Optoelectronics, Inc. and Branch Banking and Trust Company	8-K	001-36083	10.1	October 4, 2019

10.27.1		Note Modification Agreement, dated September 30, 2019, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.2	October 4, 2019

10.27.2		Addendum To Promissory Note, dated September 30, 2019, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.3	October 4, 2019

10.28		Second Amendment to Lease, dated November 11, 2019, between Applied Optoelectronics, Inc. and ROIB2 Breckinridge, LLC.	8-K	001-36083	10.1	November 18, 2019

10.29		Paycheck Protection Program Loan Promissory Note, dated April 17, 2020, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.1	April 22, 2020

10.30		Translation of Amendment to the Finance Lease Agreements, dated September 15, 2020, between Prime World International Holdings Ltd., and Chailease Finance Co., Ltd.	8-K	001-36083	10.1	September 18, 2020

10.31		Translation of the Credit Facility Agreement, dated October 7, 2020, between Prime World International Holdings Ltd. and Taishin International Bank.	8-K	001-36083	10.1	October 13, 2020

10.31.1		Translation of the Notice of Credit Line Approval, dated August 24, 2020.	8-K	001-36083	10.2	October 13, 2020

10.32		Translation of the Credit Granting Agreement, between Global Technology Inc. and China Merchants Bank Co., Ltd., dated October 19, 2020.	8-K	001-36083	10.1	October 22, 2020

10.33		Translation of the Maximum Loan Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd, dated January 6, 2021.	8-K	001-36083	10.1	January 11, 2021

10.33.1		Translation of the Maximum Mortgage Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd, dated January 6, 2021.	8-K	001-36083	10.2	January 11, 2021

10.34		Fifth Amendment to Loan Agreement and Fourth Amendment to Security Agreement, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank	8-K	001-36083	10.1	April 9, 2021

10.34.1		Note Modification Agreement, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.2	April 9, 2021

10.34.1		Addendum to Promissory Note, dated April 5, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.3	April 9, 2021

10.35	†	2021 Stock Incentive Plan.	10-Q	001-36083	10.1	August 5, 2021

10.35.1	†	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	10Q	001-36083	10.4.1	August 5, 2021

10.35.2	†	Form of Performance Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	10Q	001-36083	10.4.2	August 5, 2021

10.36		Sixth Amendment to Loan Agreement and Fifth Amendment to Security Agreement, December 29, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.1	January 5, 2022

10.36.1		Note Modification Agreement, dated December 29, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.2	January 5, 2022

10.36.2		Addendum to Promissory Note, dated December 29, 2021, between Applied Optoelectronics, Inc. and Truist Bank.	8-K	001-36083	10.3	January 5, 2022

10.37		Translation of the Maximum Loan Contract between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated June 7, 2022.	8-K	001-36083	10.1	June 10, 2022

10.37.1		Translation of the Maximum Mortgage Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated June 7, 2022.	8-K	001-36083	10.2	June 10, 2022

10.38		Form of Trademark License Agreement, by and among Applied Optoelectronics, Inc., and Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.1	September 15, 2022

10.38.1		Form of Technology Cross-License Agreement, by and among Applied Optoelectronics, Inc., Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.2	September 15, 2022

10.38.2	**	Form of Product Supply Agreement, by and between Applied Optoelectronics, Inc. and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.3	September 15, 2022

10.38.3	**	Form of Contract Manufacturing Agreement, by and among Applied Optoelectronics, Inc., Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.4	September 15, 2022

10.39		Loan Security and Guarantee Agreement, dated November 16, 2022, between Applied Optoelectronics, Inc. and CIT Northbridge Credit, LLC.	8-K	001-36083	10.1	November 21, 2022

21.1		Subsidiaries of the registrant	S-1	333-190591	21.1	August 13, 2013
23.1	#	Consent of Grant Thornton LLP
24.1	#	Power of Attorney (see the signature page in the Original Filing).
31.1	#	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.3	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.4	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

#	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.

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
March 10, 2023