Form 10-Q
period 2023-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2023-05-04
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of May 2, 2023 there were 29,195,682 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$16,103	$24,685
Restricted cash	10,845	10,902
Accounts receivable - trade, net of allowance of $39 and $28, respectively	56,799	61,175
Notes receivable	1,079	339
Inventories	70,186	79,679
Prepaid expenses and other current assets	6,517	6,384
Total current assets	161,529	183,164
Property, plant and equipment, net	207,171	210,184
Land use rights, net	5,278	5,238
Operating right of use asset	5,381	5,566
Financing right of use asset	18	26
Intangible assets, net	3,655	3,699
Other assets, net	519	386
TOTAL ASSETS	$383,551	$408,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$38,419	$47,845
Bank acceptance payable	19,196	12,337
Accrued liabilities	13,505	17,222
Deferred revenue	2,763	3,000
Current lease liability - operating	1,035	1,041
Current lease liability - financing	58	63
Current portion of notes payable and long-term debt	50,921	57,074
Current portion of Convertible senior notes	79,710	—
Total current liabilities	205,607	138,582
Non-current lease liability - operating	5,307	5,505
Convertible senior notes	—	79,506
TOTAL LIABILITIES	210,914	223,593
Stockholders' equity:
Common Stock; 45,000 shares authorized at $0.001 par value; 29,072 and 28,622 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	394,147	391,526
Accumulated other comprehensive income	3,823	2,183
Accumulated deficit	(225,362)	(209,068)
TOTAL STOCKHOLDERS' EQUITY	172,637	184,670
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$383,551	$408,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
Revenue, net	$53,030	$52,242
Cost of goods sold	43,786	43,217
Gross profit	9,244	9,025
Operating expenses
Research and development	8,536	9,486
Sales and marketing	2,327	2,558
General and administrative	12,548	11,220
Total operating expenses	23,411	23,264
Loss from operations	(14,167)	(14,239)
Other income (expense)
Interest income	33	28
Interest expense	(2,137)	(1,401)
Other expense, net	(21)	(450)
Total other income (expense), net	(2,125)	(1,823)
Loss before income taxes	(16,292)	(16,062)
Net loss	$(16,292)	$(16,062)
Net loss per share
Basic	$(0.56)	$(0.58)
Diluted	$(0.56)	$(0.58)

Weighted average shares used to compute net loss per share:
Basic	28,871,857	27,463,321
Diluted	28,871,857	27,463,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2023	2022
Net loss	$(16,292)	$(16,062)
Gain (Loss) on foreign currency translation adjustment	1,640	(1,262)
Comprehensive loss	$(14,652)	$(17,324)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2023 and 2022

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2022	—	$—	28,622	$29	$391,526	$2,183	$(209,068)	$184,670
Issuance of restricted stock, net of shares withheld for employee tax	—	—	292	—	(76)	—	—	(76)
Share-based compensation	—	—	—	—	2,290	—	—	2,290
Public offering of common stock, net	—	—	158	—	407	—	—	407
Foreign currency translation adjustment	—	—	—	—	—	1,640	(2)	1,638
Net loss	—	—	—	—	—	—	(16,292)	(16,292)
March 31, 2023	—	$—	29,072	$29	$394,147	$3,823	$(225,362)	$172,637

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2021	—	$—	27,323	$27	$381,143	$16,071	$(142,671)	$254,570
Issuance of restricted stock, net of shares withheld for employee tax	—	—	207	—	(141)	—	—	(141)
Share-based compensation	—	—	—	—	2,472	—	—	2,472
Foreign currency translation adjustment	—	—	—	—	—	(1,262)	—	(1,262)
Net loss	—	—	—	—	—	—	(16,062)	(16,062)
March 31, 2022	—	$—	27,530	$27	$383,474	$14,809	$(158,733)	$239,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(16,292)	$(16,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of bad debt	11	(1)
Inventory reserve adjustment	2,588	2,037
Depreciation and amortization	5,329	6,108
Amortization of debt issuance costs	306	211
Gain (loss) on disposal of assets	3	(39)
Share-based compensation	2,290	2,472
Unrealized foreign exchange (gain) loss	(1,065)	997
Changes in operating assets and liabilities:
Accounts receivable, trade	4,365	(223)
Notes receivable	(742)	6,986
Prepaid income tax	—	1
Inventories	7,403	(1,978)
Other current assets	(80)	(1,422)
Operating right of use asset	230	243
Accounts payable	(9,427)	(406)
Accrued liabilities	(3,815)	(2,271)
Unearned revenue	(237)	—
Lease liability	(257)	(256)
Net cash used in operating activities	(9,390)	(3,603)
Investing activities:
Purchase of property, plant and equipment	(575)	(1,022)
Proceeds from disposal of equipment	65	115
Deposits and prepaid for equipment	(160)	(30)
Purchase of intangible assets	(113)	(114)
Net cash used in investing activities	(783)	(1,051)
Financing activities:
Principal payments of long-term debt and notes payable	—	(170)
Proceeds from line of credit borrowings	19,482	41,395
Repayments of line of credit borrowings	(25,402)	(39,062)
Proceeds from bank acceptance payable	18,974	9,686
Repayments of bank acceptance payable	(12,293)	(7,968)
Principal payments of financing lease	(5)	(5)
Payments of tax withholding on behalf of employees related to share-based compensation	(75)	(140)
Proceeds from common stock offering, net	407	—
Net cash provided by financing activities	1,088	3,736
Effect of exchange rate changes on cash	446	(110)
Net decrease in cash, cash equivalents and restricted cash	(8,639)	(1,028)
Cash, cash equivalents and restricted cash at beginning of period	35,587	41,136
Cash, cash equivalents and restricted cash at end of period	26,948	40,108
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$2,304	$2,406
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	(20)	19
Net change in deposits and prepaid for equipment related to property and equipment additions	(93)	13

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and March 31, 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates in the consolidated financial statements and accompanying notes. Significant estimates and assumptions that impact these financial statements and the accompanying notes relate to, among other things, allowance for doubtful accounts, inventory reserve, impairment of long-lived assets, service and product warranty costs, share-based compensation expense, estimated useful lives of property and equipment, and taxes.

Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd

On September 15, 2022, the Company entered into a definitive purchase agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd ("Purchaser"), which is a company incorporated in the People's Republic of China ("PRC"), to divest the Company's manufacturing facilities in PRC and certain assets related to its transceiver business and multi-channel optical sub-assembly products (collectively, the "Divestiture"). The closing of the transaction is subject to the satisfaction of certain closing conditions, including the approval from the Committee on Foreign Investment in the United States ("CFIUS").

The purchase price will be an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. Prior to the closing of the transaction the Company anticipates investing an amount equal to between 4% and 10% of the estimated proceeds from the transaction in exchange for a 10% equity interest in the Purchaser.

Our management has performed an evaluation as required by ASC-360-10-45-9 to determine whether to classify certain of our assets and liabilities as held for sale as of  March 31, 2023. ASC 360 requires that a company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. Although we have announced the execution of a definitive purchase agreement regarding the Divestiture, completion of this transaction is not certain for reasons that include the fact that the proposed sale is subject to regulatory approval in the US and China, the timing and likelihood of which is uncertain and beyond our control, and the fact that we cannot be certain that the buyer will not request modification of terms within the definitive purchase agreement. As a result, we have concluded that at the present time the business is not "available for immediate sale" under the meaning defined in ASC 360 and therefore none of our assets or liabilities should be classified as held for sale.

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2023, as compared to the significant accounting policies described in its 2022 Annual Report.

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

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended March 31,
		% of		% of
	2023	Revenue	2022	Revenue
CATV	$27,779	52.4%	$24,980	47.8%
Data Center	20,353	38.4%	21,415	41.0%
Telecom	3,707	7.0%	5,265	10.1%
FTTH	2	0.0%	98	0.2%
Other	1,189	2.2%	484	0.9%
Total Revenue	$53,030	100.0%	$52,242	100.0%

Note 4.  Leases

The Company leases space under non-cancellable operating leases for manufacturing facilities, research and development offices and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle under an operating lease. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of the right of use ("ROU") asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancellable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities.

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

Lease expense is included under general and administrative expenses and was $0.3 million each for the periods ended March 31, 2023 and March 31, 2022. The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease expense	$282	$306
Financing lease expense	8	8
Short Term lease expense	3	3
Total lease expense	$293	$317

Maturities of lease liabilities are as follows for the future one-year periods ending  March 31, 2023 (in thousands):

	Operating	Financing
2023	1,221	60
2024	1,136	-
2025	1,151	-
2026	1,076	-
2027	1,099	-
2028 and thereafter	1,289	-
Total lease payments	6,971	60
Less imputed interest	(629)	(2)
Present value	6,342	58

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Three months ended March 31,
	2023	2022
Weighted Average Remaining Lease Term (Years) - operating leases	5.96	6.91
Weighted Average Remaining Lease Term (Years) - financing leases	0.58	1.58
Weighted Average Discount Rate - operating leases	3.20%	3.22%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	309	314
Operating cash flows from financing lease	1	1
Financing cash flows from financing lease	5	5

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$16,103	$24,685
Restricted cash	10,845	10,902
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$26,948	$35,587

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances associated with certain credit facilities. As of March 31, 2023 and December 31, 2022, there was $8.4 million and $8.7 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $1.0 million and $1.1 million certificate of deposit associated with credit facilities with a bank in China as of March 31, 2023 and December 31, 2022, respectively. There was $1.4 million and $1.0 million guarantee deposits for customs duties as of  March 31, 2023 and December 31, 2022, respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(16,292)	$(16,062)
Denominator:
Weighted average shares used to compute net loss per share
Basic	28,872	27,463
Diluted	28,872	27,463
Net loss per share
Basic	$(0.56)	$(0.58)
Diluted	$(0.56)	$(0.58)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended March 31,
	2023	2022
Employee stock options	—	__
Restricted stock units	458	__
Shares for convertible senior notes	4,587	4,587
Total antidilutive shares	5,045	4,587

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$21,315	$25,732
Work in process and sub-assemblies	33,614	39,563
Finished goods	15,257	14,384
Total inventories	$70,186	$79,679

For the three months ended March 31, 2023 and 2022, the inventory reserve adjustment expensed for inventory was $2.6 million, and $2.0 million, respectively. For the three months ended March 31, 2023 and 2022, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $3.8 million, and $1.0 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2023	December 31, 2022
Land improvements	$806	$806
Buildings and improvements	86,889	86,372
Machinery and equipment	252,892	251,216
Furniture and fixtures	5,434	5,382
Computer equipment and software	11,815	11,713
Transportation equipment	686	679
	358,522	356,168
Less accumulated depreciation and amortization	(183,003)	(177,519)
	175,519	178,649
Construction in progress	30,551	30,434
Land	1,101	1,101
Total property, plant and equipment, net	$207,171	$210,184

For the three months ended March 31, 2023 and 2022, the depreciation expense of property, plant and equipment was $5.2 million and $6.0 million, respectively. For the three months ended March 31, 2023 and 2022, the capitalized interest was $0 million and $0.1 million, respectively.

As of March 31, 2023, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2023
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,111	$(5,493)	$3,618
Trademarks	60	(23)	37
Total intangible assets	$9,171	$(5,516)	$3,655

	December 31, 2022
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,994	$(5,330)	$3,664
Trademarks	56	(21)	35
Total intangible assets	$9,050	$(5,351)	$3,699

For the three months ended March 31, 2023 and 2022, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was each $0.2 million. The remaining weighted average amortization period for intangible assets is approximately 5.7 years.

At March 31, 2023, future amortization expense for intangible assets for future one year periods is estimated to be (in thousands):

2023	477
2024	636
2025	636
2026	636
2027	636
2028 and thereafter	634
3,655

Note 10.  Fair Value of Financial Instruments

The carrying value amounts of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, notes receivable and other current assets, accounts payable, accrued expenses, bank acceptance payable and other current liabilities approximate fair value because of the short-term maturity of these instruments. The Company believes that the interest rates in effect at each period end represent the current market rates for similar borrowings.

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of March 31, 2023 was $60.9 million and $79.9 million, respectively. As of December 31, 2022, the fair value and carrying amount of our convertible senior notes was $58.3 million and $79.5 million, respectively. The fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2023	December 31, 2022
Revolving line of credit with a U.S. bank up to $27.780 million with interest at 9.663%, maturing the earlier of either 12/14/2023 or 11/16/2025 if the convertible debt remains in effect	20,520	25,000
Revolving line of credit with a China bank up to $19,037 with interest from 4.57% to 6.12%, maturing May 24, 2024	12,918	13,102
Credit facility with a China bank up to $26,651 with interest of 4.45% ~ 6.6%, maturing June 6, 2027	17,828	20,140
Credit facility with a China bank up to $728 with interest of 2.7%, maturing November 23, 2023	728	-
Sub-total	51,994	58,242
Less debt issuance costs, net	(1,073)	(1,168)
Grand total	50,921	57,074
Less current portion	(50,921)	(57,074)
Non-current portion	$-	$-

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$19,196	$12,337

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2023.

Maturities of long-term debt are as follows for the future one-year periods ending March 31, (in thousands):

Within one year	$50,921
Beyond one year	-
Total outstanding	$50,921

On November 16, 2022, the Company entered into a Loan Security and Guarantee Agreement (the “Credit Facility”) with CIT Northbridge Credit, LLC, as agent for secured parties. The Credit Facility provides the Company with a three-year, $27.78 million revolving line of credit. Borrowings under the Credit Facility will be used for working capital needs, capital expenditures, and other corporate purposes. The Company's obligations under the Credit Facility are secured by the Company's inventory, accounts receivable, instruments, equipment, intellectual property, and all business assets with the exception of real estate and all foreign assets. Borrowings will bear interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 3.75%, while monthly average usage is less than 50% of the Credit Facility, otherwise SOFR plus 4.75%. The Credit Facility will become due at the earlier date of either November 16, 2025 or 91 days prior to the maturity of the Convertible Notes. As of March 31, 2023, $20.5 million was outstanding under the Credit Facility.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million at that time, and a mortgage security agreement (the “Security Agreement”), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of March 31, 2023, $12.9 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $14.0 million.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million at that time. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (" ¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. As of March 31, 2023, $17.8 million was outstanding under the ¥200M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $5.2 million.

As of March 31, 2023 and December 31, 2022, the Company had $19.4 million and $13.3 million of unused borrowing capacity, respectively.

As of March 31, 2023 and December 31, 2022, there was $9.4 million and $9.9 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	March 31,	December 31,
	2023	2022
Principal	$80,500	$80,500
Unamortized debt issuance costs	(790)	(994)
Net carrying amount	$79,710	$79,506

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

Initially and as of March 31, 2023 there are no guarantors of the Notes, but the Notes will be fully and unconditionally guaranteed, on a senior, unsecured basis by certain of the Company’s future domestic subsidiaries.  The Notes are the Company’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.  The Note Guarantee (as defined in the Indenture) of each future guarantor, if any, will be such guarantor’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to such future guarantor’s existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to such future guarantor’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended March 31,
	2023	2022
Contractual interest expense	$1,006	$1,006
Amortization of debt issuance costs	204	204
Total interest cost	$1,210	$1,210
Effective interest rate	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll	$6,952	$9,702
Accrued employee benefits	3,208	3,265
Accrued state and local taxes	570	588
Accrued interest	635	1,597
Accrued shipping and tariff expenses	2	—
Advanced payments	200	216
Accrued commission expenses	940	937
Accrued professional fees	207	409
Accrued product warranty	125	140
Accrued capital expenditure	20	—
Accrued other	646	368
Total accrued liabilities	$13,505	$17,222

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Foreign exchange transaction gain (loss)	$(237)	$(523)
Government subsidy income	118	18
Other non-operating gain	101	16
Gain (loss) on disposal of assets	(3)	39
Total other income (expenses) , net	$(21)	$(450)

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2013 Equity Incentive Plan (“2013 Plan”)
●	the 2021 Equity Incentive Plan (“2021 Plan”)

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

The following is a summary of option activity:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	263	$10.41		$5.45	0.71	$-
Exercised	-	-		-	-	-
Forfeited	(34)	7.50		4.73	-	-
Outstanding, March 31, 2023	229	10.84		5.56	0.57	-
Exercisable, March 31, 2023	229	10.84		5.56	0.57	-
Vested and expected to vest	229	10.84		5.56	0.57	-

As of March 31, 2023, there was no unrecognized stock option expense.

Performance Based Incentive Plan

The Company approved to grant restricted performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program starting from June 2021. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of the performance of our stock price and the Total Shareholder Return (“TSR”) for the performance period compared with the TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria. We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period. The Company recognized PSU expenses for the three months ended on March 31, 2023 and 2022 of $0.4 million and $0.3 million, respectively.

The following is a summary of PSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	766		$6.75	$1,447
Granted	0		0	0
Released	0		0	0
Cancelled/Forfeited	0		0	0
Outstanding, March 31, 2023	766		6.75	1,692
Vested and expected to vest	766		6.75	1,692

As of March 31, 2023, there was $2.4 million of unrecognized compensation expense related to these PSUs. This expense is expected to be recognized over 1.4 years.

Restricted Stock Units

The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	2,210		$5.76	$4,175
Granted	27		2.70	73
Released	(326)		6.94	765
Cancelled/Forfeited	(47)		3.78	103
Outstanding, March 31, 2023	1,864		5.56	4,120
Vested and expected to vest	1,864		5.56	4,120

As of March 31, 2023, there was $9.1 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 1.9 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2023	2022
Share-based compensation - by expense type
Cost of goods sold	$114	$136
Research and development	297	365
Sales and marketing	195	226
General and administrative	1,684	1,745
Total share-based compensation expense	$2,290	$2,472

Note 16.  Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 0%. For the three months ended  March 31, 2023 and 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at March 31, 2023 was appropriate.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended March 31,
	2023	2022
Revenues:
United States	$6,439	$2,559
Taiwan	42,386	27,779
China	4,205	21,904
	$53,030	$52,242

	As of the period ended
	March 31,	December 31,
	2023	2022
Long-lived assets:
United States	$78,048	$80,048
Taiwan	49,628	50,777
China	93,828	93,888
	$221,504	$224,713

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

Other Contingencies

On  August 9, 2021, the Company has received a Taxes Notification of Audit Result (“Notice”) from the Texas Comptroller’s Office (the “Comptroller”), for fiscal years between 2016 and 2019, informing the Company that the Comptroller believes the Company did not qualify for certain sales and use tax exemptions on various Research and Development purchases and accordingly the Company is liable for Sale and Use Tax in the amount of approximately $1.0 million including interest charges. The Company paid $0.4 million for the tax notice in May 2021, but challenged the remaining tax assessments and vigorously defended its position. The Comptroller’s office exhausted its redetermination period and therefore moved AOI’s case to the hearing process. In April 2023 the Company received a notice from an attorney representing the Administrative Hearings Section ("AHS") to issue a Position Letter.

Note 19.  Subsequent Events

The Company repaid its revolving bank line of credit with CIT Northbridge Credit, LLC in the amount of $2 million on April 3, 2023.

In April 2023, the Company received notice from the California Department of Tax and Fee Administration regarding a sales tax audit to be performed in May 2023 for the period from January 1, 2020 through December 21, 2022. This is in the early stages and the audit has not begun, therefore management is unable to assess if any incremental taxes, interest or penalties would be due.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” provided below, and those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd

On September 15, 2022, we entered into a definitive purchase agreement and announced the planned divestiture to sell the manufacturing facilities in the People's Republic of China ("PRC") and certain assets related to our transceiver business and multi-channel optical sub-assembly products to Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. ("Purchaser"), which is a company incorporated in the PRC. The transaction is expected to close in late 2023 or 2024 subject to satisfaction of certain closing conditions, including CFIUS approval.

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

Our management has performed an evaluation as required by ASC-360-10-45-9 to determine whether to classify certain of our assets and liabilities as held for sale as of March 31, 2023. ASC 360 requires that a company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. Although we have announced the execution of a definitive purchase agreement regarding the Divestiture, completion of this transaction is not certain for reasons that include the fact that the proposed sale is subject to regulatory approval in the US and China, the timing and likelihood of which is uncertain and beyond our control, and the fact that we cannot be certain that the buyer will not request modification of terms within the definitive purchase agreement. As a result, we have concluded that at the present time the business is not "available for immediate sale" under the meaning defined in ASC 360 and therefore none of our assets or liabilities should be classified as held for sale.

COVID-19 Pandemic

The COVID-19 pandemic has had, and continues to have, a significant impact around the world. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict as COVID-19 continues to spread around the world. In March 2020, we instituted travel restrictions and implemented sanitation and disinfection procedures to safeguard the health and safety of our employees which continue today. With increased vaccinations and the potential reduction of infections, we implemented procedures for a safe return to the office environment for all of our employees in 2021. China experienced the world's largest COVID-19 surge of the pandemic in December 2022 after the end of the zero-COVID policy. Yet there is minimum impact to the labor force in China due to less government restrictions on quarantine and testing.

The spread of COVID-19 has impacted our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Our supply chain restrictions due to COVID-19 have improved during the latter part of 2022, and we will continue to expect improvements for the remainder of 2023.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended
	March 31,		March 31,
	2023		2022
Revenue, net	$53,030	100.00%	$52,242	100.0%
Cost of goods sold	43,786	82.57%	43,217	82.7%
Gross profit	9,244	17.43%	9,025	17.3%
Operating expenses
Research and development	8,536	16.10%	9,486	18.2%
Sales and marketing	2,327	4.39%	2,558	4.9%
General and administrative	12,548	23.66%	11,220	21.5%
Total operating expenses	23,411	44.15%	23,264	44.5%
Loss from operations	(14,167)	(26.72)%	(14,239)	(27.3)%
Other income (expense)
Interest income	33	0.06%	28	0.1%
Interest expense	(2,137)	(4.03)%	(1,401)	(2.7)%
Other income, net	(21)	(0.04)%	(450)	(0.9)%
Total other income (expense), net	(2,125)	(4.01)%	(1,823)	(3.5)%
Loss before income taxes	(16,292)	(30.72)%	(16,062)	(30.7)%
Income tax expense	-	0.00%	0	0.0%
Net loss	$(16,292)	(30.72)%	$(16,062)	(30.7)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the CATV, internet data center, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three months ended March 31,				Change
		% of		% of
	2023	Revenue	2022	Revenue	Amount	%
CATV	$27,779	52.4%	$24,980	47.8%	$2,799	11.2%
Data Center	20,353	38.4%	21,415	41.0%	(1,062)	(5.0)%
Telecom	3,707	7.0%	5,265	10.1%	(1,558)	(29.6)%
FTTH	2	0.0%	98	0.2%	(96)	(98.0)%
Other	1,189	2.2%	484	0.9%	705	145.7%
Total Revenue	$53,030	100.0%	$52,242	100.0%	$788	1.5%

The increase in revenue during the three months ended March 31, 2023 was driven primarily by strong demand in CATV product sales arising from products with architecture improvements to enable delivery of additional bandwidth to consumers. The increase in bandwidth demand was particularly acute in the upstream direction, and sales of products associated with increased return-path bandwidth were notably strong in the quarter. The increase was offset by the decrease of data center sales and telecom sales.

We have begun to see increased orders for our 400G data center products from several large customers. Based on forecasts from our customers, we expect increased demand for these products through the end of 2023. In the first quarter, we also generated approximately $4 million in revenue from one of our largest data center customers which was related to furnishing qualification reports to ensure future orders will be fullfilled and expedited. We believe there will be additional such expediting fees in the second quarter and we believe that the customer's willingness to incur these expedite fees implies significant demand for the expedited products for at least the remainder of 2023.

For the three months ended March 31, 2023 and 2022, our top ten customers represented 93% and 88.6% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended March 31,
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$43,786	82.6%	$43,217	82.7%	$569	1.3%
Gross margin	9,244	17.4%	9,025	17.3%	219	2.4%

Cost of goods sold increased by $0.6 million, or 1.3% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the 1.5% sales increase and higher cost of certain raw materials due to global supply chain disruption.

Gross profit increased $0.2 million, or 2.4% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily as a result of higher selling prices for some of our data center products.

Operating expenses

	Three months ended March 31,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,536	16.1%	$9,486	18.2%	$(950)	(10.0)%
Sales and marketing	2,327	4.4%	2,558	4.9%	(231)	(9.0)%
General and administrative	12,548	23.7%	11,220	21.5%	1,328	11.8%
Total operating expenses	$23,411	44.1%	$23,264	44.5%	$147	0.6%

Research and development expense

Research and development expense decreased by $1.0 million, or 10% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products and other new product development, and depreciation expense resulting from R&D equipment investments. The decreases were primarily due to less share-based compensation expense, and less materials and supplies used in R&D activities combined with Asian currency exchange rate effect.

Sales and marketing expense

Sales and marketing expense decreased by $0.2 million, or 9.0% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease in duties and freight and partially offset by an increase in miscellaneous tax expenses.

General and administrative expense

General and administrative expense increased by $1.3 million, or 11.8% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase in personnel-related costs and professional service fees incurred due to the transaction for China divestiture agreement, taxes and fees. This increase was partially offset by a decrease in share-based compensation expense.

Other income (expense), net

	Three months ended March 31,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$33	0.1%	$28	0.1%	$5	17.9%
Interest expense	(2,137)	(4.0)%	(1,401)	(2.7)%	(736)	52.5%
Other income (expense), net	(21)	(0.0)%	(450)	(0.9)%	429	(95.3)%
Total other income (expense), net	$(2,125)	(4.0)%	$(1,823)	(3.5)%	$(302)	16.6%

Interest income increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense increased by $0.7 million, or 52.5% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was due to higher average debt interest rate during the period.

Other expense decreased by $0.4 million, or 95.3%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was mainly due to the other income received in the first quarter of 2023 from the China plant for a local government subsidized income in local city development plan and foreign currency gain arising from favorable exchange rate change.

Benefit (provision) for income taxes

	Three months ended March 31,
	2023	2022	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$-	$-	$-	-

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 0%. For the three months ended March 31, 2023 and 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted.  Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States.  On August 16, 2022, the Inflation Reduction Act (“IRA”) was also signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax (“Corporate AMT”) for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. We are evaluating these laws and their potential impact on our current income tax expense and cash taxes. However, we currently do not believe this will have an impact on our taxes for the 2023 tax year.

Comprehensive Loss

	Three months ended March 31,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net (loss)	$(16,292)	(30.7)%	$(16,062)	(30.2)%	$(230)	(1.4)%
Gain (Loss) on foreign currency translation adjustment	1,640	3.1%	(1,262)	(2.4)%	2,902	(230.0)%
Comprehensive (loss)	$(14,652)	(27.6)%	$(17,324)	(30.5)%	$2,672	(15.4)%

Comprehensive loss decreased by $2.7 million, or 15.4%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to decrease of $2.9 million in loss on foreign currency translation adjustments for non-U.S. dollar functional currency operations.

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

Liquidity and Capital Resources

As of March 31, 2023, we had $19.4 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2023, our cash, cash equivalents and restricted cash totaled $26.9 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

ATM Offerings

 On October 24, 2019, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on January 9, 2020, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $250 million. The unsold securities under this registration were carried forward to the S-3 declared effective in March 2023.

On February 28, 2020, we entered into an Equity Distribution Agreement with Raymond James & Associates, Inc. (the “Sales Agent”) pursuant to which the Company may issue and sell shares of the Company’s common stock having an aggregate offering price of up to $55 million (the “Initial ATM Offering”), from time to time through the Sales Agent. In January 2021, the Company completed its Initial ATM Offering and sold 5.9 million shares at a weighted average price of $9.12 per share, providing proceeds of $53.9 million, net of expenses and underwriting discounts and commissions. There are no more securities remaining that can be sold under this ATM offering.

On February 26, 2021, we entered into another Equity Distribution Agreement with the Sales Agent pursuant to which the Company may issue and sell shares of the Company’s common stock, par value $0.001 per share having an aggregate offering price of up to $35 million (the “Second ATM Offering”), from time to time through the Sales Agent. In February 2023, the Company completed its Second ATM Offering and sold 0.7 million shares at a weighted average price of $3.81 per share, providing proceeds of $2.6 million, net of expenses and underwriting discounts and commissions. There are no more securities remaining that can be sold under this ATM offering.

The details of the shares of common stock sold through the Second ATM Offering are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc.	March 2021	65,748	9.0622	$596	12	$584
Raymond James & Associates, Inc.	June 2021	34,686	9.1115	316	6	$310
Raymond James & Associates, Inc.	July 2021	6,740	9.1061	60	1	$59
Raymond James & Associates, Inc.	September 2022	94,491	2.9045	274	5	$269
Raymond James & Associates, Inc.	October 2022	313,333	2.8947	907	18	$889
Raymond James & Associates, Inc.	November 2022	29,426	2.7830	82	2	$80
Raymond James & Associates, Inc.	February 2023	158,149	2.8111	445	9	$436
Total		702,573		$2,680	53	$2,627

On January 5, 2023, the Company filed a Registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on March 21, 2023, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $185 million. Pursuant to Rule 415(a)(6) under the Securities Act, the securities registered pursuant to this registration statement include unsold securities previously registered for sale pursuant to our previously filed Registration Statement on Form S-3, which became effective on January 9, 2020.

On March 24, 2023, we entered into another Equity Distribution Agreement (the “Agreement”) with the Sales Agent pursuant to which the Company may issue and sell shares of the Company’s common stock, par value $0.001 per share (the “Shares”) having an aggregate offering price of up to $35 million (the “Third ATM Offering”), from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales, if any, of the Shares will be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company will designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales are requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that may be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent will use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice. The Company has no obligation to sell any Shares under the Agreement and may at any time suspend offers and sales of the Shares under the Agreement.

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

As of March 31, 2023, no gross sale has been made through the Third ATM Offering, thus the amount of common stock we have available to sell under the Third ATM Offering is $35 million.

Note Offering

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

Operating activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(9,390)	$(3,603)
Net cash used in investing activities	(783)	(1,051)
Net cash provided by financing activities	1,088	3,736
Effect of exchange rates on cash and cash equivalents	446	(110)
Net increase (decrease) in cash and cash equivalents	$(8,639)	$(1,028)

For the three months ended March 31, 2023, net cash used in operating activities was $9.4 million. Net cash used in operating activities consisted of our net loss of $16.3 million after exclusion of non-cash items of $9.5 million. Cash decreased due to an increase in accounts receivable of $4.4 million, an increase in trade receivables from our customers of $0.7 million together with decrease in accounts payable of $9.4 million and accrued liabilities of $3.8 million, respectively, offset with a decrease in inventory of $7.4 million.

For the three months ended March 31, 2022, net cash used in operating activities was $3.6 million. Net cash used in operating activities consisted of our net loss of $16.1 million after exclusion of non-cash items of $11.8 million. Cash decreased due to a decrease in accrued liabilities of $2.3 million and an increase in inventory of $2.0 million, offset by a decrease in trade receivables from our customers of $7.0 million.

Investing activities

For the three months ended March 31, 2023, net cash used in investing activities was $0.8 million, mainly from the purchase of additional plant, machinery and equipment.

For the three months ended March 31, 2022, net cash used in investing activities was $1.1 million, mainly from the purchase of additional plant, machinery and equipment.

Financing activities

For the three months ended March 31, 2023, our financing activities provided $1.1 million in cash. This increase in cash was due to $6.7 million of net proceeds from bank acceptances and $0.4 million of net proceeds from our At The Market (ATM) Offering, offset by the repayment of loan of $5.9 million lines of credit.

For the three months ended March 31, 2022, our financing activities provided $3.7 million in cash. This increase in cash was due to $2.3 million net proceeds from lines of credit and $1.7 million net proceeds from acceptances payable.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with CIT Northbridge Credit, LLC. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of March 31, 2023, we were in compliance with these covenants.

As of March 31, 2023, we had $19.4 million of unused borrowing capacity.

On March 5, 2019, we issued $80.5 million of 5% convertible senior notes due in 2024. The Notes will mature on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms.

See Note 11 “Notes Payable and Long-term Debt” and Note 12 “Convertible Senior Notes” of our Condensed Consolidated Financial Statements for a description of our notes payable and long-term debt and convertible senior notes.

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of March 31, 2023, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in service in the year 2024 after the construction is completed for the building interior work. Property will be transferred from construction in progress to building and improvement at that time.

Future liquidity needs

We had cash, cash equivalents and restricted cash of $26.9 million as of March 31, 2023, a decrease of approximately $8.6 million compared to December 31, 2022. This cash reduction included repayment of $5.9 million of our revolving credit facility with CIT, along with changes in current accounts which consumed $2.6 million in cash. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory and other facilities at our Ningbo, China location, changes in our manufacturing capacity and the continuing market acceptance of our products.

As of March 31, 2023, we had a total loan balance (excluding convertible notes) of $52.0 million from various lenders in the US and China, and had $19.4 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board has authorized issuance of equity totaling up to $35 million under our Third ATM Offering (see the discussion of Liquidity and Capital Resources in Item 2, below) to date, no sales have been made under this Third ATM Offering, thus the amount of common stock we have available to sell under this offering is $35 million.

Also as noted in Item 2, below, on September 15, 2022, the Company entered into a definitive purchase agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd ("Purchaser"), which is a company incorporated in the People's Republic of China ("PRC"), to divest our manufacturing facilities in PRC and certain assets related to our transceiver business and multi-channel optical sub-assembly products (collectively, the "Divestiture"). The purchase price will be an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. Prior to the closing of the transaction we anticipate investing an amount equal to between 4% and 10% of the estimated proceeds from the transaction in exchange for a 10% equity interest in the Purchaser.  The remaining funds from this transaction will significantly enhance our liquidity.

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

Contractual Obligations and Commitments

Please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a complete discussion of its contractual obligations and commitments.

Inflation

The annual inflation rate in 2022 slowed down to 2.95% in Taiwan, which should remain the same in 2023 and was 6.5% in the US. Estimated inflation rate in the US is expected to continue to decline in 2023 based on U.S. Federal monetary policy “tapering” to address inflation.

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

Compared to other major economies in the world, China has a low level of inflation or even in deflation, which has not had a significant impact on our sales or operating results.

Critical Accounting Policies and Estimates

In our Annual Report for the year ended December 31, 2022 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for credit losses, inventory reserves, impairment of long-lived assets, service and product warranties, share based compensation expense, estimated useful lives of property and equipment, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the fiscal year ended December 31, 2022. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion of the risk factors affecting our Company. As of March 31, 2023, there have been no material changes to those risk factors, except as described below.

The announcement and pendency of our proposed sale of our China manufacturing facilities could materially adversely affect our business, financial condition, and results of operations.

On September 15, 2022, AOI and Prime World International Holdings Ltd. (the "Seller"), which is a company incorporated in the British Virgin Islands and wholly owned subsidiary of AOI, entered into a definitive agreement (the "Purchase Agreement") with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the "Purchaser"), which is a company incorporated in the PRC, under which AOI would divest its manufacturing facilities located in the PRC and certain assets related to its transceiver business and multichannel optical sub-assembly products for the internet data center, FTTH and telecom markets. The purchase price payable by the Purchaser to the Seller will be an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. Prior to the closing of this transaction, AOI anticipates investing an amount equal to between 4% and 10% of the estimated proceeds from the transaction in exchange for a 10% equity interest in the Purchaser. This transaction is expected to close in late 2023 or 2024, subject to customary closing conditions and regulatory approval.

The announcement and pendency of our proposed divestiture could disrupt our business and create uncertainty about our future, which could have a material and negative impact on our business, financial condition, and results of operations, regardless of whether the divestiture is completed. These risks to our business, all of which could be exacerbated by any delay in the closing of the divestiture, include:

• restrictions in the Purchase Agreement on the conduct of our business prior to the closing of the divestiture, which prevent us from taking specified actions without the prior consent of Purchaser, which actions we might otherwise take in the absence of the Purchase Agreement.

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

Any of these matters could adversely affect our stock price, business, financial condition, results of operations, or business prospects. In addition, divestiture of our manufacturing facilities in the PRC also contains inherent risks that may impact our ability to fully realize the benefits of such divestiture, including possible delays in closing and potential post-closing claims for indemnification. The divestiture may also have a dilutive impact on our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets. If any of these risks materialize, the benefits of such divestiture may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

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

APPLIED OPTOELECTRONICS, INC.

Date: May 4, 2023	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)