Form 10-Q
period 2023-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2023-08-03
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of August 1, 2023 there were 32,128,847 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$21,578	$24,685
Restricted cash	7,034	10,902
Accounts receivable - trade, net of allowance of $9 and $28, respectively	42,598	61,175
Notes receivable	782	339
Inventories	66,321	79,679
Prepaid income tax	2	—
Prepaid expenses and other current assets	6,231	6,384
Total current assets	144,546	183,164
Property, plant and equipment, net	197,879	210,184
Land use rights, net	4,990	5,238
Operating right of use asset	5,296	5,566
Financing right of use asset	10	26
Intangible assets, net	3,625	3,699
Other assets, net	531	386
TOTAL ASSETS	$356,877	$408,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$35,111	$47,845
Bank acceptance payable	8,637	12,337
Accrued liabilities	14,702	17,222
Unearned revenue	10,720	3,000
Current lease liability - operating	1,055	1,041
Current lease liability - financing	53	63
Current portion of notes payable and long-term debt	37,276	57,074
Current portion of Convertible senior notes	79,916	—
Total current liabilities	187,470	138,582
Unearned revenue, Net of Current portion	1,000	—
Non-current lease liability - operating	5,148	5,505
Convertible senior notes	—	79,506
TOTAL LIABILITIES	193,618	223,593
Stockholders' equity:
Common Stock; 45,000 shares authorized at $0.001 par value; 31,785 and 28,622 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	32	29
Additional paid-in capital	407,003	391,526
Accumulated other comprehensive income	(1,470)	2,183
Accumulated deficit	(242,306)	(209,068)
TOTAL STOCKHOLDERS' EQUITY	163,259	184,670
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$356,877	$408,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue, net	$41,615	$52,299	$94,645	$104,540
Cost of goods sold	33,717	43,671	77,503	86,888
Gross profit	7,898	8,628	17,142	17,652
Operating expenses
Research and development	8,640	8,328	17,176	17,814
Sales and marketing	2,269	2,164	4,596	4,722
General and administrative	12,954	11,035	25,502	22,254
Total operating expenses	23,863	21,527	47,274	44,790
Loss from operations	(15,965)	(12,899)	(30,132)	(27,138)
Other income (expense)
Interest income	37	31	70	59
Interest expense	(2,175)	(1,408)	(4,312)	(2,810)
Other expense, net	1,167	(180)	1,145	(629)
Total other income (expense), net	(971)	(1,557)	(3,097)	(3,380)
Loss before income taxes	(16,936)	(14,456)	(33,229)	(30,518)
Income tax expense	(8)	—	(8)	—
Net loss	$(16,944)	$(14,456)	$(33,237)	$(30,518)
Net loss per share
Basic	$(0.57)	$(0.52)	$(1.14)	$(1.11)
Diluted	$(0.57)	$(0.52)	$(1.14)	$(1.11)

Weighted average shares used to compute net loss per share:
Basic	29,488,561	27,612,315	29,181,913	27,537,048
Diluted	29,488,561	27,612,315	29,181,913	27,537,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(16,944)	$(14,456)	$(33,237)	$(30,518)
Loss on foreign currency translation adjustment	(5,293)	(7,583)	(3,654)	(8,845)
Comprehensive loss	$(22,237)	$(22,039)	$(36,891)	$(39,363)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months ended June 30, 2023 and 2022

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2023	—	$—	29,072	$29	$394,148	$3,823	$(225,362)	$172,638
Issuance of restricted stock, net of shares withheld for employee tax	—	—	215	—	(83)	—	—	(83)
Share-based compensation	—	—	—	—	3,062	—	—	3,062
Public offering of common stock, net	—	—	2,498	3	9,876	—	—	9,879
Foreign currency translation adjustment	—	—	—	—	—	(5,293)	—	(5,293)
Net loss	—	—	—	—	—	—	(16,944)	(16,944)
June 30, 2023	—	$—	31,785	$32	$407,003	$(1,470)	$(242,306)	$163,259

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2022	—	$—	27,530	$28	$383,474	$14,809	$(158,735)	$239,576
Issuance of restricted stock, net of shares withheld for employee tax	—	—	128	—	(87)	—	—	(87)
Share-based compensation	—	—	—	—	2,144	—	—	2,144
Foreign currency translation adjustment	—	—	—	—	—	(7,583)	—	(7,583)
Net loss	—	—	—	—	—	—	(14,456)	(14,456)
June 30, 2022	—	$—	27,658	$28	$385,531	$7,226	$(173,191)	$219,594

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2023	—	$—	28,623	$29	$391,526	$2,183	$(209,068)	$184,670
Issuance of restricted stock, net of shares withheld for employee tax	—	—	507	—	(159)	—	—	(159)
Share-based compensation	—	—	—	—	5,352	—	—	5,352
Public offering of common stock, net	—	—	2,655	3	10,284	—	—	10,287
Foreign currency translation adjustment	—	—	—	—	—	(3,653)	(1)	(3,654)
Net loss	—	—	—	—	—	—	(33,237)	(33,237)
June 30, 2023	—	$—	31,785	$32	$407,003	$(1,470)	$(242,306)	$163,259

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2022	—	$—	27,323	$27	$381,143	$16,071	$(142,671)	$254,570
Issuance of restricted stock, net of shares withheld for employee tax	—	—	335	1	(228)	—	—	(227)
Share-based compensation	—	—	—	—	4,616	—	—	4,616
Foreign currency translation adjustment	—	—	—	—	—	(8,845)	(2)	(8,847)
Net loss	—	—	—	—	—	—	(30,518)	(30,518)
June 30, 2022	—	$—	27,658	$28	$385,531	$7,226	$(173,191)	$219,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2023	2022
Operating activities:
Net loss	$(33,237)	$(30,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of bad debt	(19)	(4)
Inventory reserve adjustment	5,028	2,403
Depreciation and amortization	10,522	11,995
Amortization of debt issuance costs	614	425
Gain (loss) on disposal of assets	7	(35)
Share-based compensation	5,352	4,616
Unrealized foreign exchange (gain) loss	(1,147)	1,366
Changes in operating assets and liabilities:
Accounts receivable, trade	18,596	5,938
Trade Notes receivable	(488)	7,911
Prepaid income tax	(2)	1
Inventories	6,980	(11,530)
Other current assets	97	(2,118)
Operating right of use asset	204	477
Accounts payable	(12,735)	10,965
Accrued liabilities	(2,358)	(2,730)
Accrued Income Tax	(1)	(1)
Unearned revenue	8,720	—
Lease liability	(265)	(511)
Net cash provided by (used in) operating activities	5,868	(1,350)
Investing activities:
Purchase of property, plant and equipment	(1,460)	(1,669)
Proceeds from disposal of equipment	66	118
Deposits and prepaid for equipment	(265)	(214)
Purchase of intangible assets	(251)	(245)
Net cash (used in) investing activities	(1,910)	(2,010)
Financing activities:
Principal payments of long-term debt and notes payable	—	(7,336)
Proceeds from line of credit borrowings	45,343	76,903
Repayments of line of credit borrowings	(63,981)	(69,988)
Proceeds from bank acceptance payable	27,813	19,951
Repayments of bank acceptance payable	(31,079)	(17,292)
Principal payments of financing lease	(10)	(9)
Payments of tax withholding on behalf of employees related to share-based compensation	(159)	(227)
Proceeds from common stock offering, net	10,287	—
Net cash (used in) provided by financing activities	(11,786)	2,002
Effect of exchange rate changes on cash	853	872
Net decrease in cash, cash equivalents and restricted cash	(6,975)	(486)
Cash, cash equivalents and restricted cash at beginning of period	35,587	41,136
Cash, cash equivalents and restricted cash at end of period	$28,612	$40,650
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$3,611	$2,616
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	85	(291)
Net change in deposits and prepaid for equipment related to property and equipment additions	(92)	41

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

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and June 30, 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Our management has performed an evaluation as required by ASC-360-10-45-9 to determine whether to classify certain of our assets and liabilities as held for sale as of   June 30, 2023. ASC 360 requires that a company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. Although we have announced the execution of a definitive purchase agreement regarding the Divestiture, completion of this transaction is not certain for reasons that include the fact that the proposed sale is subject to regulatory approval in the US and China, the timing and likelihood of which is uncertain and beyond our control, and the fact that we cannot be certain that the buyer will not request modification of terms within the definitive purchase agreement. As a result, we have concluded that at the present time the business is not "available for immediate sale" under the meaning defined in ASC 360 and therefore none of our assets or liabilities should be classified as held for sale.

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2023, as compared to the significant accounting policies described in its 2022 Annual Report.

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

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended June 30,
		% of		% of
	2023	Revenue	2022	Revenue
CATV	$9,343	22.5%	$23,713	45.3%
Data Center	27,571	66.2%	21,497	41.1%
Telecom	4,231	10.2%	6,276	12.0%
FTTH	55	0.1%	27	0.1%
Other	415	1.0%	786	1.5%
Total Revenue	$41,615	100.0%	$52,299	100.0%

	Six months ended June 30,
		% of		% of
	2023	Revenue	2022	Revenue
CATV	$37,123	39.2%	$48,694	46.6%
Data Center	47,924	50.6%	42,911	41.0%
Telecom	7,938	8.4%	11,541	11.0%
FTTH	57	0.1%	124	0.1%
Other	1,603	1.7%	1,270	1.3%
Total Revenue	$94,645	100.0%	$104,540	100.0%

Unearned Revenue

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Unearned revenues solely relate to Microsoft's SOW contract prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Unearned revenue balance as of June 30, 2023 and December 31, 2022 was $11.7 million and $3 million, respectively. For the three months ended June 30, 2023 and 2022, revenue recognized from the unearned revenue balance was $0.9 million and $0 million, respectively. For the six months ended June 30, 2023 and 2022, revenue recognized from the unearned revenue balance was $1.2 million and $0 million, respectively.

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

Lease expense is included under general and administrative expenses and was $0.3 million and $0.6 million each for the  three and six months ended June 30, 2023  and  June 30, 2022 , respectively. Th e components of lease expense were as follows for the periods indicated ( in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease expense	$281	$293	$565	$598
Financing lease expense	8	8	16	16
Short Term lease expense	3	17	6	21
Total lease expense	$292	$318	$587	$635

Maturities of lease liabilities are as follows for the future one-year periods ending  June 30, 2023 (in thousands):

	Operating	Financing
2024	$1,024	$54
2025	1,246	—
2026	1,219	—
2027	1,056	—
2028	1,078	—
2029 and thereafter	1,261	—
Total lease payments	6,884	54
Less imputed interest	(681)	(1)
Present value	$6,203	$53

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Six months ended June 30,
	2023	2022
Weighted Average Remaining Lease Term (Years) - operating leases	5.65	6.67
Weighted Average Remaining Lease Term (Years) - financing leases	0.33	1.33
Weighted Average Discount Rate - operating leases	3.20%	3.22%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$311	$622
Operating cash flows from financing lease	1	2
Financing cash flows from financing lease	10	9

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$21,578	$24,685
Restricted cash	7,034	10,902
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$28,612	$35,587

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances associated with certain credit facilities. As of June 30, 2023 and December 31, 2022, there was $3.9 million and $8.7 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $1.9 million and $1.1 million certificate of deposit associated with credit facilities with a bank in China as of June 30, 2023 and December 31, 2022, respectively. There was $0.7 million and $1.0 million guarantee deposits for customs duties as of  June 30, 2023 and December 31, 2022, respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(16,944)	$(14,456)	$(33,237)	$(30,518)
Denominator:
Weighted average shares used to compute net loss per share
Basic	29,489	27,612	29,182	27,537
Diluted	29,489	27,612	29,182	27,537
Net loss per share
Basic	$(0.57)	$(0.52)	$(1.14)	$(1.11)
Diluted	$(0.57)	$(0.52)	$(1.14)	$(1.11)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Employee stock options	—	—	—	—
Restricted stock units	498	—	473	—
Shares for convertible senior notes	4,587	4,587	4,587	4,587
Total antidilutive shares	5,085	4,587	5,060	4,587

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$25,194	$25,732
Work in process and sub-assemblies	32,287	39,563
Finished goods	8,840	14,384
Total inventories	$66,321	$79,679

For the three months ended June 30, 2023 and 2022, the inventory reserve adjustment expensed for inventory was $2.4 million, and $0.4 million, respectively. For the six months ended June 30, 2023 and 2022, the inventory reserve adjustment expensed for inventory was $5.0 million, and $2.4 million, respectively.

For the three months ended June 30, 2023 and 2022, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $3.1 million and $1.8 million, respectively. For the six months ended June 30, 2023 and 2022, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $6.9 million and $2.7 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2023	December 31, 2022
Land improvements	$806	$806
Buildings and improvements	85,342	86,372
Machinery and equipment	247,242	251,216
Furniture and fixtures	5,346	5,382
Computer equipment and software	11,587	11,713
Transportation equipment	661	679
	350,984	356,168
Less accumulated depreciation and amortization	(183,479)	(177,519)
	167,505	178,649
Construction in progress	29,273	30,434
Land	1,101	1,101
Total property, plant and equipment, net	$197,879	$210,184

For the three months ended June 30, 2023 and 2022, the depreciation expense of property, plant and equipment was $5.0 million and $5.7 million, respectively. For the six months ended June 30, 2023 and 2022, the depreciation expense of property, plant and equipment was $10.2 million and $11.7 million, respectively. For the three months ended June 30, 2023 and 2022, the capitalized interest was $0 million and $0.2 million, respectively.

As of June 30, 2023, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2023
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,216	$(5,640)	$3,576
Trademarks	74	(25)	49
Total intangible assets	$9,290	$(5,665)	$3,625

	December 31, 2022
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,994	$(5,330)	$3,664
Trademarks	56	(21)	35
Total intangible assets	$9,050	$(5,351)	$3,699

For the three months ended June 30, 2023 and 2022, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was each $0.2 million. For the six months ended June 30, 2023 and 2022, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was each $0.3 million. The remaining weighted average amortization period for intangible assets is approximately 5.6 years.

At June 30, 2023, future amortization expense for intangible assets for future one year periods is estimated to be (in thousands):

2024	$646
2025	649
2026	649
2027	649
2028	649
2029 and thereafter	383
$3,625

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

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of June 30, 2023 was $65.9 million and $79.9 million, respectively. As of December 31, 2022, the fair value and carrying amount of our convertible senior notes was $58.3 million and $79.5 million, respectively. The fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2023	December 31, 2022
Revolving line of credit with a U.S. bank up to $27.780 million with interest at 9.663%, maturing the earlier of either 12/14/2023 or 11/16/2025 if the convertible debt remains in effect	$5,830	$25,000
Revolving line of credit with a China bank up to $19,037 with interest from 4.57% to 6.12%, maturing May 24, 2024	13,757	13,102
Credit facility with a China bank up to $26,651 with interest of 4.45% ~ 6.6%, maturing June 6, 2027	18,683	20,140
Sub-total	38,270	58,242
Less debt issuance costs, net	(994)	(1,168)
Grand total	37,276	57,074
Less current portion	(37,276)	(57,074)
Non-current portion	$—	$—

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$8,637	$12,337

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2023.

Maturities of long-term debt are as follows for the future one-year periods ending June 30, 2023 (in thousands):

Within one year	$37,276
Beyond one year	—
Total outstanding	$37,276

On November 16, 2022, the Company entered into a Loan Security and Guarantee Agreement (the “Credit Facility”) with CIT Northbridge Credit, LLC (“CIT”), as agent for secured parties. The Credit Facility provides the Company with a three-year, $27.78 million revolving line of credit. Borrowings under the Credit Facility will be used for working capital needs, capital expenditures, and other corporate purposes. The Company's obligations under the Credit Facility are secured by the Company's inventory, accounts receivable, instruments, equipment, intellectual property, and all business assets with the exception of real estate and all foreign assets. Borrowings will bear interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 3.75%, while monthly average usage is less than 50% of the Credit Facility, otherwise SOFR plus 4.75%. The Credit Facility will become due at the earlier date of either November 16, 2025 or 91 days prior to the maturity of the Convertible Notes. As of June 30, 2023, $5.8 million was outstanding under the Credit Facility.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million at that time, and a mortgage security agreement (the “Security Agreement”), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of June 30, 2023, $13.8 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $8.6 million.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million at that time. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (" ¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. As of June 30, 2023, $18.7 million was outstanding under the ¥200M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $5.2 million.

As of June 30, 2023 and December 31, 2022, the Company had $32.5 million and $13.3 million of unused borrowing capacity, respectively.

As of June 30, 2023 and December 31, 2022, there was $6.8 million and $9.9 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	June 30,	December 31,
	2023	2022
Principal	$80,500	$80,500
Unamortized debt issuance costs	(584)	(994)
Net carrying amount	$79,916	$79,506

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

Initially and as of June 30, 2023, there are no guarantors of the Notes, but the Notes will be fully and unconditionally guaranteed, on a senior, unsecured basis by certain of the Company’s future domestic subsidiaries.  The Notes are the Company’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.  The Note Guarantee (as defined in the Indenture) of each future guarantor, if any, will be such guarantor’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to such future guarantor’s existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to such future guarantor’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,006	$1,006	$2,013	$2,013
Amortization of debt issuance costs	206	206	410	410
Total interest cost	$1,212	$1,212	$2,423	$2,423
Effective interest rate	5.1%	5.1%	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll	$7,289	$9,702
Accrued employee benefits	3,159	3,265
Accrued state and local taxes	1,014	588
Accrued interest	1,423	1,597
Advanced payments	161	216
Accrued commission expenses	728	937
Accrued professional fees	202	409
Accrued product warranty	145	140
Accrued other	581	368
Total accrued liabilities	$14,702	$17,222

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Foreign exchange transaction gain (loss)	$413	$(288)	$176	$(811)
Government subsidy income	715	83	833	102
Other non-operating gain	43	28	143	45
Gain (loss) on disposal of assets	(4)	(3)	(7)	35
Total other income (expenses) , net	$1,167	$(180)	$1,145	$(629)

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2013 Equity Incentive Plan (“2013 Plan”)
●	the 2021 Equity Incentive Plan (“2021 Plan”)

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

The following is a summary of option activity:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	263	$10.41		$5.45	0.71	$-
Forfeited	(34)	7.50		4.73	-	-
Outstanding, June 30, 2023	229	10.84		5.56	0.32	-
Exercisable, June 30, 2023	229	10.84		5.56	0.32	-
Vested and expected to vest	229	10.84		5.56	0.32	-

As of June 30, 2023, there was no unrecognized stock option expense.

Performance Based Incentive Plan

The Company approved to grant restricted performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program starting from June 2021. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of the performance of our stock price and the Total Shareholder Return (“TSR”) for the performance period compared with the TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria. We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period. The Company recognized PSU expenses for the three months ended June 30, 2023 and 2022 of $0.5 million and $0.4 million, respectively. The Company recognized PSU expenses for the six months ended June 30, 2023 and 2022 of $0.9 million and $0.7 million, respectively.

The following is a summary of PSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	766		$6.75	$1,447
Granted	767		8.89	3,566
Released	—		—	—
Cancelled/Forfeited	—		—	—
Outstanding, June 30, 2023	1,533		7.82	9,134
Vested and expected to vest	1,533		7.82	9,134

As of June 30, 2023, there was $8.7 million of unrecognized compensation expense related to these PSUs. This expense is expected to be recognized over 2.5 years.

Restricted Stock Units

The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	2,210		$5.76	$4,175
Granted	2,074		4.60	9,540
Released	(580)		6.37	1,321
Cancelled/Forfeited	(110)		3.93	654
Outstanding, June 30, 2023	3,594		5.05	21,422
Vested and expected to vest	3,594		5.05	21,422

As of June 30, 2023, there was $15.8 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.5 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Share-based compensation - by expense type
Cost of goods sold	$156	$114	$270	$250
Research and development	480	310	777	675
Sales and marketing	291	186	486	412
General and administrative	2,135	1,534	3,819	3,279
Total share-based compensation expense	$3,062	$2,144	$5,352	$4,616

Note 16.  Income Taxes

For the three months ended  June 30, 2023 and 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at June 30, 2023 was appropriate.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
United States	$2,702	$1,147	$9,141	$3,705
Taiwan	34,271	37,205	76,657	64,984
China	4,642	13,947	8,847	35,851
	$41,615	$52,299	$94,645	$104,540

	As of the period ended
	June 30,	December 31,
	2023	2022
Long-lived assets:
United States	$76,605	$80,048
Taiwan	47,002	50,777
China	88,193	93,888
	$211,800	$224,713

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

Other Contingencies

On  August 9, 2021, the Company received a Taxes Notification of Audit Result (“Notice”) from the Texas Comptroller’s Office (the “Comptroller”), for fiscal years between 2016 and 2019, informing the Company that the Comptroller believes the Company did not qualify for certain sales and use tax exemptions on various Research and Development purchases and accordingly the Company is liable for Sale and Use Tax in the amount of approximately $1.0 million including interest charges. The Company paid $0.4 million for the tax notice in May 2021, but challenged the remaining tax assessments and vigorously defended its position. The Comptroller’s office exhausted its redetermination period and therefore moved AOI’s case to the hearing process. In April 2023 the Company received a notice from an attorney representing the Administrative Hearings Section ("AHS") to issue a Position Letter. No updated action was taken in the second quarter.

Note 19.  Subsequent Events

The Company repaid its revolving bank line of credit with CIT in the amount of $5.8 million on July 13, 2023.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2023 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report. References to “Applied Optoelectronics,” “we,” “our” and “us” are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. Within the CATV market, we benefit from a number of ongoing trends including the build-out of CATV infrastructure in the US and other countries, the move to higher bandwidth networks among CATV service providers and the outsourcing of system design among CATV networking equipment companies. Within the internet data center market, we benefit from the increasing use of higher-capacity optical networking technology as a replacement for copper cables, particularly as speeds reach 400 Gbps and above, as well as the movement to open internet data center architectures and the increasing use of in-house equipment design among leading internet companies. In the FTTH market, we benefit from continuing PON deployments and system upgrades among telecom service providers. In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators, including 5G networks.

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

Our management has performed an evaluation as required by ASC-360-10-45-9 to determine whether to classify certain of our assets and liabilities as held for sale as of June 30, 2023. ASC 360 requires that a company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. Although we have announced the execution of a definitive purchase agreement regarding the Divestiture, completion of this transaction is not certain for reasons that include the fact that the proposed sale is subject to regulatory approval in the US and China, the timing and likelihood of which is uncertain and beyond our control, and the fact that we cannot be certain that the buyer will not request modification of terms within the definitive purchase agreement. As a result, we have concluded that at the present time the business is not "available for immediate sale" under the meaning defined in ASC 360 and therefore none of our assets or liabilities should be classified as held for sale.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2023		2022		2023		2022
Revenue, net	$41,615	100.0%	$52,299	100.0%	$94,645	100.0%	$104,540	100.0%
Cost of goods sold	33,717	81.0%	43,671	83.5%	77,503	81.9%	86,888	83.1%
Gross profit	7,898	19.0%	8,628	16.5%	17,142	18.1%	17,652	16.9%
Operating expenses
Research and development	8,640	20.8%	8,328	15.9%	17,176	18.1%	17,814	17.0%
Sales and marketing	2,269	5.5%	2,164	4.1%	4,596	4.9%	4,722	4.5%
General and administrative	12,954	31.1%	11,035	21.1%	25,502	26.9%	22,254	21.3%
Total operating expenses	23,863	57.3%	21,527	41.2%	47,274	49.9%	44,790	42.8%
Loss from operations	(15,965)	(38.4)%	(12,899)	(24.7)%	(30,132)	(31.8)%	(27,138)	(26.0)%
Other income (expense)
Interest income	37	0.1%	31	0.1%	70	0.1%	59	0.1%
Interest expense	(2,175)	(5.2)%	(1,408)	(2.7)%	(4,312)	(4.6)%	(2,810)	(2.7)%
Other income, net	1,167	2.8%	(180)	(0.3)%	1,145	1.2%	(629)	(0.6)%
Total other income (expense), net	(971)	(2.3)%	(1,557)	(3.0)%	(3,097)	(3.3)%	(3,380)	(3.2)%
Loss before income taxes	(16,936)	(40.7)%	(14,456)	(27.6)%	(33,229)	(35.1)%	(30,518)	(29.2)%
Income tax expense	(8)	(0.0)%	—	0.0%	(8)	(0.0)%	—	0.0%
Net loss	$(16,944)	(40.7)%	$(14,456)	(27.6)%	$(33,237)	(35.1)%	$(30,518)	(29.2)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the CATV, internet data center, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three months ended June 30,				Change
		% of		% of
	2023	Revenue	2022	Revenue	Amount	%
CATV	$9,343	22.5%	$23,713	45.3%	$(14,370)	(60.6)%
Data Center	27,571	66.2%	21,497	41.1%	6,074	28.3%
Telecom	4,231	10.2%	6,276	12.0%	(2,045)	(32.6)%
FTTH	55	0.1%	27	0.1%	28	107.1%
Other	415	1.0%	786	1.5%	(371)	(47.2)%
Total Revenue	$41,615	100.0%	$52,299	100.0%	$(10,684)	(20.4)%

	Six months ended June 30,				Change
		% of		% of
	2023	Revenue	2022	Revenue	Amount	%
CATV	$37,123	39.2%	$48,694	46.7%	$(11,571)	(23.8)%
Data Center	47,924	50.6%	42,911	41.0%	5,013	11.7%
Telecom	7,938	8.4%	11,541	11.0%	(3,603)	(31.2)%
FTTH	57	0.1%	124	0.1%	(67)	(54.3)%
Other	1,603	1.7%	1,270	1.2%	333	26.2%
Total Revenue	$94,645	100.0%	$104,540	100.0%	$(9,895)	(9.5)%

The decrease in revenue during the three and six months ended June 30, 2023 was primarily by less demand from a CATV major customer but partially offset by strong demand in data center product sales arising from another major customer.

We have begun to see increased orders for our 400G data center products from several large customers. Based on forecasts from our customers, we expect increased demand for these products through the end of 2023. We entered into a supply agreement with Microsoft to design certain datacenter goods and build a supply chain to manufacture, assemble, sell and ship the goods to them or an authorized purchasing entity. The initial term of the agreement is five years with automatic renewal unless terminated earlier.

For the three months ended June 30, 2023 and 2022, our top ten customers represented 88.1% and 87.1% of our revenue, respectively. For the six months ended June 30, 2023 and 2022, our top ten customers represented 90.6% and 87.9% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended June 30,
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$33,717	81.0%	$43,671	83.5%	$(9,954)	(22.8)%
Gross margin	7,898	19.0%	8,628	16.5%	(729)	2.5%

	Six months ended June 30,
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$77,503	81.9%	$86,888	83.1%	$(9,385)	(10.8)%
Gross margin	17,142	18.1%	17,652	16.9%	(510)	1.2%

Cost of goods sold decreased by $10.0 million, or 22.8% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to the 20.4% sales decrease. Cost of goods sold decreased by $9.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the 9.5% sales decrease and offset with more cost saving.

Gross profit decreased by $0.7 million, but gross margin increased by 2.5% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily as a result of less sales for some of our CATV products and offset with more cost saving. Gross profit decreased $0.5 million, but gross margin increased by 1.2% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily as a result of less sales for some of our CATV products and offset with more cost saving.

Operating expenses

	Three months ended June 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,640	20.8%	$8,328	15.9%	$312	3.8%
Sales and marketing	2,269	5.5%	2,164	4.1%	105	4.8%
General and administrative	12,954	31.1%	11,035	21.1%	1,919	17.4%
Total operating expenses	$23,863	57.3%	$21,527	41.1%	$2,336	10.9%

	Six months ended June 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$17,176	18.1%	$17,814	17.0%	$(638)	(3.6)%
Sales and marketing	4,596	4.9%	4,722	4.5%	(126)	(2.7)%
General and administrative	25,502	26.9%	22,254	21.3%	3,248	14.6%
Total operating expenses	$47,274	49.9%	$44,790	42.8%	$2,484	0.1%

Research and development expense

Research and development expense increased by $0.3 million, or 3.8% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increases were primarily due to more personnel-related expense for hiring of engineers. Research and development expense decreased by $0.6 million, or 3.6% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decreases were primarily due to less machine depreciation, materials and supplies used in R&D activities combined with Asian currency exchange rate effects. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products and other new product development, and depreciation expense resulting from R&D equipment investments.

Sales and marketing expense

Sales and marketing expense increased by $0.1 million, or 4.8% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Sales and marketing expense decreased by $0.1 million, or 2.7% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Sales and marketing expense spending stayed at a flat level.

General and administrative expense

General and administrative expense increased by $1.9 million, or 17.4% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase in personnel-related costs including share-based compensation expense and professional service fees incurred due to the transaction for China divestiture agreement, taxes and fees. General and administrative expense increased by $3.2 million, or 14.6% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase in personnel-related costs including share-based compensation expense and professional service fees incurred due to the transaction for China divestiture agreement, taxes and fees.

Other income (expense), net

	Three months ended June 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$37	0.1%	$31	0.1%	$6	17.7%
Interest expense	(2,175)	(5.2)%	(1,408)	(2.7)%	(766)	54.4%
Other income (expense), net	1,167	2.8%	(180)	(0.3)%	1,346	(749.7)%
Total other income (expense), net	$(971)	(2.3)%	$(1,557)	(2.9)%	$586	(37.6)%

	Six months ended June 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$70	0.1%	$59	0.1%	$11	18.6%
Interest expense	(4,312)	(4.6)%	(2,810)	(2.7)%	(1,502)	53.5%
Other income (expense), net	1,145	1.2%	(629)	(0.6)%	1,775	(282.1)%
Total other income (expense), net	$(3,097)	(3.3)%	$(3,380)	(3.2)%	$283	(8.4)%

Interest income increased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The changes are similar to expected rates of fluctuation with the interest rates and cash balances.

Interest expense increased by $0.8 million, or 54.4% and $1.5 million, or 53.5% each for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. This increase was due to higher average interest rate and loan balance during the 2023 periods.

Other income increased by $1.3 million, or 749.7%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was mainly due to the other income received in the second quarter of 2023 from the China plant for several local government subsidized income in local city development plans and foreign currency gain arising from favorable exchange rate change.

Other income increased by $1.8 million, or 282.1%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was mainly due to the other income received in the first half of 2023 from the China plant for several local government subsidized income in local city development plans and foreign currency gain arising from favorable exchange rate change.

Benefit (provision) for income taxes

	Three months ended June 30,
	2023	2022	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(8)	$—	$(8)	-

	Six months ended June 30,
	2023	2022	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(8)	$—	$(8)	-

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 0%. For the six months ended June 30, 2023 and 2022, the Company’s effective tax rate was 0%. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

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

Comprehensive Loss

	Three months ended June 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net (loss)	$(16,944)	(40.7)%	$(14,456)	(27.6)%	$(2,488)	17.2%
Gain (Loss) on foreign currency translation adjustment	(5,293)	(12.7)%	(7,583)	(14.5)%	2,290	(30.2)%
Comprehensive (loss)	$(22,237)	(53.4)%	$(22,039)	(42.1)%	$(198)	0.9%

	Six months ended June 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(33,237)	(35.1)%	$(30,518)	(29.2)%	$(2,719)	8.9%
Gain (Loss) on foreign currency translation adjustment	(3,654)	(3.9)%	(8,845)	(8.5)%	5,191	(58.7)%
Comprehensive loss	$(36,891)	(39.0)%	$(39,363)	(37.7)%	$2,472	(6.3)%

Comprehensive loss increased by $0.2 million, or 0.9%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to increase of net loss of $2.5 million and decrease of $2.3 million in loss on foreign currency translation adjustments for non-U.S. dollar functional currency operations.

Comprehensive loss decreased by $2.5 million, or 6.3%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to increase of net loss of $2.7 million and decrease of $5.2 million in loss on foreign currency translation adjustments for non-U.S. dollar functional currency operations.

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

Liquidity and Capital Resources

As of June 30, 2023, we had $32.5 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2023, our cash, cash equivalents and restricted cash totaled $28.6 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

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

On March 24, 2023, we entered into an Equity Distribution Agreement (the “Agreement”) with Raymond James & Associates (the “Sales Agent”) pursuant to which the Company may issue and sell shares of the Company’s common stock, par value $0.001 per share (the “Shares”) having an aggregate offering price of up to $35 million (the “ATM Offering”), from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales, if any, of the Shares will be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company will designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales are requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that may be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent will use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice. The Company has no obligation to sell any Shares under the Agreement and may at any time suspend offers and sales of the Shares under the Agreement.

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

The details of the shares of common stock sold through the ATM Offering are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc.	June 2023	2,497	4.0364	$10,081	202	$9,879
Total		2,497		$10,081	202	$9,879

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

Operating activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$5,868	$(1,350)
Net cash (used in) investing activities	(1,910)	(2,010)
Net cash (used in) provided by financing activities	(11,786)	2,002
Effect of exchange rates on cash and cash equivalents	853	872
Net (decrease) in cash and cash equivalents	$(6,975)	$(486)

For the six months ended June 30, 2023, net cash generated in operating activities was $5.9 million. Net cash provided by operating activities consisted of our net loss of $33.2 million after exclusion of non-cash items of $20.4 million. Cash increased due to a net decrease in accounts and trade notes receivable of $18.1 million, together with a decrease in inventory of $7.0 million and a major customer advance payment for unearned revenue of $8.7 million, offset with a decrease in accounts payable of $12.7 million and accrued liabilities of $2.4 million, respectively.

For the six months ended June 30, 2022, net cash used in operating activities was $1.4 million. Net cash used in operating activities consisted of our net loss of $30.5 million after exclusion of non-cash items of $20.8 million. Cash decreased due to an increase in inventory of $11.5 million, a decrease in accrued liabilities of $2.7 million and an increase of $2.1 million in other current assets, offset with an increase in accounts payable of $11 million and a net decrease in accounts and trade notes receivable from our customers of $13.8 million.

Investing activities

For the six months ended June 30, 2023, net cash used in investing activities was $1.9 million, mainly from the purchase of additional plant, machinery and equipment.

For the six months ended June 30, 2022, net cash used in investing activities was $2.0 million, mainly from the purchase of additional plant, machinery and equipment.

Financing activities

For the six months ended June 30, 2023, net cash used in financing activities was $11.8 million. This decrease in cash was due to repayment of $18.6 million on our lines of credit and repayment of $3.3 million bank acceptances payable, offset by net proceeds of $10.3 million from the ATM Offering.

For the six months ended June 30, 2022, our financing activities generated $2.0 million in cash. This increase in cash was due to $6.9 million net proceeds from lines of credit and $2.7 million net proceeds from acceptances, offset by repayment of loan of $7.3 million.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with CIT. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of June 30, 2023, we were in compliance with these covenants.

As of June 30, 2023, we had $32.5 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of June 30, 2023, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in service in the year 2024 after the construction is completed for the building interior work. Property will be transferred from construction in progress to building and improvement at that time.

Future liquidity needs

We had cash, cash equivalents and restricted cash of $28.6 million as of June 30, 2023, a decrease of approximately $7.0 million compared to December 31, 2022.  Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory and other facilities at our Ningbo, China location, changes in our manufacturing capacity and the continuing market acceptance of our products.

As of June 30, 2023, we had a total loan balance (excluding convertible notes) of $38.3 million from various lenders in the US and China and had $32.5 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board has authorized issuance of equity totaling up to $35 million under the ATM Offering (see the discussion of "Liquidity and Capital Resources" in Item 2).

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

Cost inflation included increases in shipping costs, labor rates, and costs of some raw materials. We currently believe these increases are related to the COVID-19 pandemic, however we cannot be sure when or if prices will return to pre-pandemic levels.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion of the risk factors affecting our Company. As of June 30, 2023, there have been no material changes to those risk factors, except as described below.

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

10.1*	Statement of Work No. 1 – Foundry between Applied Optoelectronics, Inc. and Microsoft Corporation, effective December 16, 2022 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2023).

10.2*	Microsoft Corporation Purchase Order Terms & Conditions (included as Appendix C to Statement of Work No. 1 filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2023).

10.3*	Third Amendment to Lease, dated June 9, 2023, between Applied Optoelectronics, Inc. and Albany Road-Breck Exchange LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2023).

10.4*	Statement of Work No. 2 – Design and Assembly, between Applied Optoelectronics, Inc. and Microsoft Corporation, effective June 21, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2023).

10.5*	Microsoft Corporation Purchase Order Terms & Conditions (included as Appendix J to Statement of Work No. 2 filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2023).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 3, 2023	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)