Form 10-Q
period 2023-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2023-11-09
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of November 6, 2023 there were 35,536,578 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$21,940	$24,685
Restricted cash	9,301	10,902
Accounts receivable - trade, net of allowance of $1 and $28, respectively	60,751	61,175
Notes receivable	—	339
Inventories	67,533	79,679
Prepaid income tax	2	—
Prepaid expenses and other current assets	4,871	6,384
Total current assets	164,398	183,164
Property, plant and equipment, net	193,828	210,184
Land use rights, net	4,992	5,238
Operating right of use asset	4,992	5,566
Financing right of use asset	3	26
Intangible assets, net	3,626	3,699
Other assets, net	1,953	386
TOTAL ASSETS	$373,792	$408,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$34,854	$47,845
Bank acceptance payable	14,383	12,337
Accrued liabilities	16,383	17,222
Unearned revenue	10,073	3,000
Current lease liability - operating	1,059	1,041
Current lease liability - financing	49	63
Current portion of notes payable and long-term debt	31,323	57,074
Current portion of Convertible senior notes	80,124	—
Total current liabilities	188,248	138,582
Unearned revenue, Net of Current portion	2,424	—
Non-current lease liability - operating	4,767	5,505
Convertible senior notes	—	79,506
TOTAL LIABILITIES	195,439	223,593
Stockholders' equity:
Common Stock; 80,000 shares authorized at $0.001 par value; 34,266 and 28,622 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	34	29
Additional paid-in capital	431,766	391,526
Accumulated other comprehensive income	(2,188)	2,183
Accumulated deficit	(251,259)	(209,068)
TOTAL STOCKHOLDERS' EQUITY	178,353	184,670
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,792	$408,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue, net	$62,547	$56,693	$157,193	$161,233
Cost of goods sold	42,373	46,944	$119,876	133,832
Gross profit	20,174	9,749	37,317	27,401
Operating expenses
Research and development	9,457	9,206	26,633	27,021
Sales and marketing	3,035	2,385	7,631	7,107
General and administrative	14,368	11,654	39,870	33,908
Total operating expenses	26,860	23,245	74,134	68,036
Loss from operations	(6,686)	(13,496)	(36,817)	(40,635)
Other income (expense)
Interest income	65	31	133	90
Interest expense	(1,989)	(1,621)	(6,301)	(4,431)
Other expense, net	(343)	(541)	803	(1,171)
Total other income (expense), net	(2,267)	(2,131)	(5,365)	(5,512)
Loss before income taxes	(8,953)	(15,627)	(42,182)	(46,147)
Income tax expense	—	—	(8)	—
Net loss	$(8,953)	$(15,627)	$(42,190)	$(46,147)
Net loss per share
Basic	$(0.27)	$(0.56)	$(1.39)	$(1.67)
Diluted	$(0.27)	$(0.56)	$(1.39)	$(1.67)

Weighted average shares used to compute net loss per share:
Basic	32,774,148	27,839,245	30,392,483	27,639,671
Diluted	32,774,148	27,839,245	30,392,483	27,639,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(8,953)	$(15,627)	$(42,190)	$(46,147)
Loss on foreign currency translation adjustment	(718)	(8,214)	(4,371)	(17,059)
Comprehensive loss	$(9,671)	$(23,841)	$(46,561)	$(63,206)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months ended September 30, 2023 and 2022

(Unaudited, in thousands)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2023	—	$—	31,785	$32	$407,003	$(1,470)	$(242,306)	$163,259
Stock options exercised, net of shares withheld for employee tax	—	—	32	—	(13)	—	—	(13)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	407	—	(482)	—	—	(482)
Share-based compensation	—	—	—	—	3,235	—	—	3,235
Public offering of common stock, net	—	—	2,042	2	22,023	—	—	22,025
Foreign currency translation adjustment	—	—	—	—	—	(718)	—	(718)
Net loss	—	—	—	—	—	—	(8,953)	(8,953)
September 30, 2023	—	$—	34,266	$34	$431,766	$(2,188)	$(251,259)	$178,353

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2022	—	$—	27,658	$28	$385,531	$7,226	$(173,191)	$219,594
Issuance of restricted stock, net of shares withheld for employee tax	—	—	306	—	(111)	—	—	(111)
Share-based compensation	—	—	—	—	2,627	—	—	2,627
Public offering of common stock, net	—	—	94	—	269	—	—	269
Foreign currency translation adjustment	—	—	—	—	—	(8,214)	—	(8,214)
Net loss	—	—	—	—	—	—	(15,627)	(15,627)
September 30, 2022	—	$—	28,058	$28	$388,316	$(988)	$(188,818)	$198,538

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2023	—	$—	28,623	$29	$391,526	$2,183	$(209,068)	$184,670
Stock options exercised, net of shares withheld for employee tax	—	—	32	—	(13)	—	—	(13)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	914	1	(641)	—	—	(640)
Share-based compensation	—	—	—	—	8,587	—	—	8,587
Public offering of common stock, net	—	—	4,697	4	32,307	—	—	32,311
Foreign currency translation adjustment	—	—	—	—	—	(4,371)	(1)	(4,372)
Net loss	—	—	—	—	—	—	(42,190)	(42,190)
September 30, 2023	—	$—	34,266	$34	$431,766	$(2,188)	$(251,259)	$178,353

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2022	—	$—	27,323	$27	$381,143	$16,071	$(142,671)	$254,570
Issuance of restricted stock, net of shares withheld for employee tax	—	—	641	1	(339)	—	—	(338)
Share-based compensation	—	—	—	—	7,243	—	—	7,243
Public offering of common stock, net	—	—	94	—	269	—	—	269
Foreign currency translation adjustment	—	—	—	—	—	(17,059)	—	(17,059)
Net loss	—	—	—	—	—	—	(46,147)	(46,147)
September 30, 2022	—	$—	28,058	$28	$388,316	$(988)	$(188,818)	$198,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(42,190)	$(46,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of bad debt	(27)	(8)
Inventory reserve adjustment	7,454	3,852
Depreciation and amortization	15,499	17,698
Amortization of debt issuance costs	928	641
Loss (gain) on disposal of assets	2	(34)
Share-based compensation	8,587	7,243
Unrealized foreign exchange (gain) loss	(583)	2,443
Changes in operating assets and liabilities:
Accounts receivable, trade	450	2,258
Trade Notes receivable	301	8,089
Prepaid income tax	(2)	1
Inventories	2,917	(12,734)
Other current assets	1,384	(2,251)
Operating right of use asset	345	665
Accounts payable	(12,992)	10,781
Accrued liabilities	(600)	(2,312)
Accrued Income Tax	(1)	—
Unearned revenue	9,497	—
Lease liability	(448)	(724)
Net cash used in operating activities	(9,479)	(10,539)
Investing activities:
Purchase of property, plant and equipment	(2,915)	(2,450)
Proceeds from disposal of equipment	131	118
Deposits and prepaid for equipment	(1,948)	(488)
Purchase of intangible assets	(426)	(390)
Net cash used in investing activities	(5,158)	(3,210)
Financing activities:
Principal payments of long-term debt and notes payable	—	(7,336)
Proceeds from line of credit borrowings	47,047	103,505
Repayments of line of credit borrowings	(71,834)	(97,298)
Proceeds from bank acceptance payable	42,118	33,891
Repayments of bank acceptance payable	(39,699)	(27,062)
Principal payments of financing lease	(15)	(14)
Exercise of stock options	(13)	—
Payments of tax withholding on behalf of employees related to share-based compensation	(640)	(337)
Proceeds from common stock offering, net	32,312	238
Net cash provided by financing activities	9,276	5,587
Effect of exchange rate changes on cash	1,015	1,601
Net decrease in cash, cash equivalents and restricted cash	(4,346)	(6,561)
Cash, cash equivalents and restricted cash at beginning of period	35,587	41,136
Cash, cash equivalents and restricted cash at end of period	$31,241	$34,575
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$6,054	$4,861
Income taxes	10	—
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	(12)	(192)
Net change in deposits and prepaid for equipment related to property and equipment additions	(473)	52

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Description of Business

Business Overview

Applied Optoelectronics, Inc. ("AOI" or the 'Company") is a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: cable television ("CATV"), internet data center, telecommunications ("telecom") and fiber-to-the-home ("FTTH"). The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. In the U.S., at its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. In addition, the Company also has a research and development facility in Duluth, Georgia. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. ("Prime World", incorporated in the British Virgin Islands). Prime World operates a branch in Taipei, Taiwan, which primarily manufactures transceivers and performs research and development activities for the transceiver products. Prime World is also the parent of Global Technology, Inc. ("Global", incorporated in the People’s Republic of China). Through Global, the Company primarily manufactures certain of its data center transceiver products, including subassemblies, as well as CATV systems and equipment, and performs research and development activities for the CATV products.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and September 30, 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Termination of the Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd

On September 15, 2022, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd (the "Purchaser") to divest the Company's manufacturing facilities located in the People's Republic of China and certain assets related to its transceiver business and multi-channel optical sub-assembly products. On September 12, 2023, the Company delivered a notice of termination to the Purchaser to terminate the Purchase Agreement as a result of the Purchaser's breach of or omission to observe certain of the Purchaser's obligations under the Purchase Agreement. As a result of the Company's delivery of the termination notice, the Purchase Agreement was terminated.

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2023, as compared to the significant accounting policies described in its 2022 Annual Report.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Yet to be Adopted

To date, there have been no recent accounting pronouncement not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

Note 3.  Revenue Recognition

Disaggregation of Revenue

Revenue is classified based on the location where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Geographic Information."

Revenue is also classified by major product category and is presented below (in thousands):

	Three months ended September 30,
		% of		% of
	2023	Revenue	2022	Revenue
CATV	$10,268	16.4%	$31,260	55.2%
Data Center	48,807	78.0%	17,697	31.2%
Telecom	3,074	5.0%	6,821	12.0%
FTTH	—	0.0%	—	0.0%
Other	398	0.6%	915	1.6%
Total Revenue	$62,547	100.0%	$56,693	100.0%

	Nine months ended September 30,
		% of		% of
	2023	Revenue	2022	Revenue
CATV	$47,391	30.1%	$79,953	49.6%
Data Center	96,731	61.5%	60,608	37.5%
Telecom	11,013	7.0%	18,362	11.4%
FTTH	57	0.1%	124	0.1%
Other	2,001	1.3%	2,186	1.4%
Total Revenue	$157,193	100.0%	$161,233	100.0%

Unearned Revenue

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Unearned revenues solely relate to statement of work with Microsoft regarding contract prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Unearned revenue balance as of September 30, 2023 and December 31, 2022 was $12.5 million and $3 million, respectively. For the three months ended September 30, 2023 and 2022, revenue recognized from the unearned revenue balance was $1.9 million and $0 million, respectively. For the nine months ended September 30, 2023 and 2022, revenue recognized from the unearned revenue balance was $3.1 million and $0 million, respectively.

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

Lease expense is included under general and administrative expenses and was $0.3 million for the three months ended September 30, 2023 and 2022, respectively; the lease expense was $0.9 million for the nine months ended September 30, 2023 and was $1 million for the nine months ended September 30, 2022.  Th e components of lease expense were as follows for the periods indicated ( in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease expense	$287	$283	$849	$882
Financing lease expense	8	8	24	24
Short Term lease expense	3	34	9	55
Total lease expense	$298	$325	$882	$961

Maturities of lease liabilities are as follows for the future one-year periods ending  September 30, 2023 (in thousands):

	Operating	Financing
2024	$1,241	$49
2025	1,248	—
2026	1,110	—
2027	1,028	—
2028	1,038	—
2029 and thereafter	699	—
Total lease payments	6,364	49
Less imputed interest	(538)	—
Present value	$5,826	$49

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Nine months ended September 30,
	2023	2022
Weighted Average Remaining Lease Term (Years) - operating leases	5.33	6.41
Weighted Average Remaining Lease Term (Years) - financing leases	0.08	1.08
Weighted Average Discount Rate - operating leases	3.28%	3.22%
Weighted Average Discount Rate - financing leases	5.00%	5.00%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$934	$903
Operating cash flows from financing lease	3	3
Financing cash flows from financing lease	15	14

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$21,940	$24,685
Restricted cash	9,301	10,902
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,241	$35,587

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances associated with certain credit facilities. As of September 30, 2023 and December 31, 2022, there was $6.2 million and $8.7 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $2.5 million and $1.1 million certificate of deposit associated with credit facilities with a bank in China as of September 30, 2023 and December 31, 2022, respectively. There was $0.7 million and $1.0 million guarantee deposits for customs duties as of  September 30, 2023 and December 31, 2022, respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(8,953)	$(15,627)	$(42,190)	$(46,147)
Denominator:
Weighted average shares used to compute net loss per share
Basic	32,774	27,839	30,392	27,640
Diluted	32,774	27,839	30,392	27,640
Net loss per share
Basic	$(0.27)	$(0.56)	$(1.39)	$(1.67)
Diluted	$(0.27)	$(0.56)	$(1.39)	$(1.67)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Employee stock options	8	—	—	—
Restricted stock units	2,650	322	973	—
Shares for convertible senior notes	4,587	4,587	4,587	4,587
Total antidilutive shares	7,245	4,909	5,560	4,587

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$26,566	$25,732
Work in process and sub-assemblies	32,838	39,563
Finished goods	8,129	14,384
Total inventories	$67,533	$79,679

For the three months ended September 30, 2023 and 2022, the inventory reserve adjustment expensed for inventory was $2.4 million, and $1.4 million, respectively. For the nine months ended September 30, 2023 and 2022, the inventory reserve adjustment expensed for inventory was $7.5 million, and $3.9 million, respectively.

For the three months ended September 30, 2023 and 2022, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $1.5 million and $1.1 million, respectively. For the nine months ended September 30, 2023 and 2022, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $8.4 million and $3.8 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2023	December 31, 2022
Land improvements	$806	$806
Buildings and improvements	85,006	86,372
Machinery and equipment	245,802	251,216
Furniture and fixtures	5,309	5,382
Computer equipment and software	11,449	11,713
Transportation equipment	653	679
	349,025	356,168
Less accumulated depreciation and amortization	(185,824)	(177,519)
	163,201	178,649
Construction in progress	29,526	30,434
Land	1,101	1,101
Total property, plant and equipment, net	$193,828	$210,184

For the three months ended September 30, 2023 and 2022, the depreciation expense of property, plant and equipment was $4.8 million and $5.5 million, respectively. For the nine months ended September 30, 2023 and 2022, the depreciation expense of property, plant and equipment was $15 million and $17.2 million, respectively. For the three months ended September 30, 2023 and 2022, the capitalized interest was $0 million and $0 million, respectively.

As of September 30, 2023, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2023
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,363	$(5,805)	$3,558
Trademarks	95	(27)	68
Total intangible assets	$9,458	$(5,832)	$3,626

	December 31, 2022
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,994	$(5,330)	$3,664
Trademarks	56	(21)	35
Total intangible assets	$9,050	$(5,351)	$3,699

For the three months ended September 30, 2023 and 2022, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was each $0.2 million. For the nine months ended September 30, 2023 and 2022, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was each $0.5 million. The remaining weighted average amortization period for intangible assets is approximately 5.4 years.

At September 30, 2023, future amortization expense for intangible assets for future one year periods is estimated to be (in thousands):

2024	$668
2025	668
2026	668
2027	668
2028	668
2029 and thereafter	286
$3,626

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

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of September 30, 2023 was $85.2 million and $56.5 million, respectively. As of December 31, 2022, the fair value and carrying amount of our convertible senior notes was $58.3 million and $79.5 million, respectively. The fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2023	December 31, 2022
Revolving line of credit with a U.S. bank up to $27.780 million with interest at 9.190%, maturing the earlier of either 12/14/2023 or 11/16/2025 if the convertible debt remains in effect	—	$25,000
Revolving line of credit with a China bank up to $19.04 million with interest from 4.57% to 6.12%, maturing May 24, 2024	13,413	13,102
Credit facility with a China bank up to $26.65 million with interest of 4.45% ~ 6.6%, maturing June 6, 2027	18,802	20,140
Credit facility with a China bank up to $728 with interest of 2.7%, maturing November 23, 2023	—	—
Sub-total	32,215	58,242
Less debt issuance costs, net	(892)	(1,168)
Grand total	31,323	57,074
Less current portion	(31,323)	(57,074)
Non-current portion	$—	$—

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$14,383	$12,337

The current portion of long-term debt is the amount payable within one year of the balance sheet date of September 30, 2023.

Maturities of long-term debt are as follows for the future one-year periods ending September 30, 2023 (in thousands):

Within one year	$31,323
Beyond one year	—
Total outstanding	$31,323

On November 16, 2022, the Company entered into a Loan Security and Guarantee Agreement (the "Credit Facility") with CIT Northbridge Credit, LLC ("CIT"), as agent for secured parties. The Credit Facility provides the Company with a three-year, $27.78 million revolving line of credit. Borrowings under the Credit Facility will be used for working capital needs, capital expenditures, and other corporate purposes. The Company's obligations under the Credit Facility are secured by the Company's inventory, accounts receivable, instruments, equipment, intellectual property, and all business assets with the exception of real estate and all foreign assets. Borrowings will bear interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 3.75%, while monthly average usage is less than 50% of the Credit Facility, otherwise SOFR plus 4.75%. The Credit Facility will become due at the earlier date of either November 16, 2025 or 91 days prior to the maturity of the Convertible Notes. As of September 30, 2023, $0 was outstanding under the Credit Facility. On August 16, 2023, the Company delivered a termination notice to CIT to terminate the Credit Facility. As a result of the Company's delivery of such termination notice, the Credit Facility will be terminated effective as of November 17, 2023.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the "SPD Credit Line"), or approximately $25.4 million at that time, and a mortgage security agreement (the "Security Agreement"), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of September 30, 2023, $13.4 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $10.8 million.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million at that time. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 ("¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. As of September 30, 2023, $18.8 million was outstanding under the ¥200M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $3.6 million.

As of September 30, 2023 and December 31, 2022, the Company had $42.2 million and $13.3 million of unused borrowing capacity, respectively.

As of September 30, 2023 and December 31, 2022, there was $9.3 million and $9.9 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

Note 12.  Convertible Senior Notes

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024 (the "Notes"). The Notes were issued pursuant to an indenture, dated as of March 5, 2019 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee, paying agent, and conversion agent (the "Trustee"). The Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. The Notes will mature on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms.

The sale of the Notes generated net proceeds of $76.4 million, after deducting the Initial Purchasers’ discounts and offering expenses payable by the Company. The Company used approximately $37.8 million of the net proceeds from the offering to fully repay the CapEx Loan and Term Loan with Truist Bank and the remainder will be used for general corporate purposes.

The following table presents the carrying value of the Notes for the periods indicated (in thousands):

	September 30,	December 31,
	2023	2022
Principal	$80,500	$80,500
Unamortized debt issuance costs	(376)	(994)
Net carrying amount	$80,124	$79,506

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

Initially and as of September 30, 2023, there are no guarantors of the Notes, but the Notes will be fully and unconditionally guaranteed, on a senior, unsecured basis by certain of the Company’s future domestic subsidiaries.  The Notes are the Company’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.  The Note Guarantee (as defined in the Indenture) of each future guarantor, if any, will be such guarantor’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to such future guarantor’s existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to such future guarantor’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.

Holders may require the Company to repurchase their Notes upon the occurrence of a fundamental change (as defined in the Indenture) at a cash purchase price equal to the principal amount thereof plus accrued and unpaid interest, if any.

After March 15, 2022, the Company may redeem for cash all or part of the Notes if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such redemption notice.  The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  In addition, calling any Note for redemption will constitute a "make-whole fundamental change" with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,006	$1,006	$3,019	$3,019
Amortization of debt issuance costs	208	208	618	618
Total interest cost	$1,214	$1,214	$3,637	$3,637
Effective interest rate	5.1%	5.1%	5.1%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll	$9,015	$9,702
Accrued employee benefits	3,129	3,265
Accrued state and local taxes	1,468	588
Accrued interest	550	1,597
Accrued shipping and tariff expenses	122	—
Advanced payments	160	216
Accrued commission expenses	764	937
Accrued professional fees	240	409
Accrued product warranty	148	140
Accrued capital expenditure	67	—
Accrued other	720	368
Total accrued liabilities	$16,383	$17,222

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Foreign exchange transaction loss	$(435)	$(598)	$(259)	$(1,409)
Government subsidy income	77	49	910	150
Other non-operating gain	10	9	154	54
Gain (loss) on disposal of assets	5	(1)	(2)	34
Total other income (expenses) , net	$(343)	$(541)	$803	$(1,171)

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2013 Equity Incentive Plan ("2013 Plan")
●	the 2021 Equity Incentive Plan ("2021 Plan")
●	the 2023 Equity Inducement Plan ("Inducement Plan")

The Company issued stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to employees, consultants and non-employee directors. Stock option awards generally vest over a four-year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value on the date of the grant. Nonqualified and Incentive Stock Options, RSAs and RSUs may be granted from these plans. Prior to the Company’s initial public offering in September 2013, the fair market value of the Company’s stock had been historically determined by the board of directors and from time to time with the assistance of third-party valuation specialists.

Stock Options

Options have been granted to the Company’s employees under the 2013 Plan and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and 12.5% on a semi-annual basis thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	263	$10.41		$5.45	0.71	$-
Exercised	(32)	10.03		5.14	-	152
Forfeited	(180)	9.50		5.03	-	266
Outstanding, September 30, 2023	51	13.84		7.12	0.33	-
Exercisable, September 30, 2023	51	13.84		7.12	0.33	-
Vested and expected to vest	51	13.84		7.12	0.33	-

As of September 30, 2023, there was no unrecognized stock option expense.

Performance Based Incentive

The Company approved to grant restricted performance stock units ("PSUs") to senior executives as a part of our long-term equity compensation program starting from June 2021. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of the performance of our stock price and the Total Shareholder Return ("TSR") for the performance period compared with the TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria. We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period. The Company recognized PSU expenses for the three months ended September 30, 2023 and 2022 of $1.1 million and $0.5 million, respectively. The Company recognized PSU expenses for the nine months ended September 30, 2023 and 2022 of $2.0 million and $1.2 million, respectively.

The following is a summary of PSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	766		$6.75	$1,447
Granted	767		8.89	3,566
Released	—		—	—
Cancelled/Forfeited	—		—	—
Outstanding, September 30, 2023	1,533		7.82	16,813
Vested and expected to vest	1,533		7.82	16,813

As of September 30, 2023, there was $7.6 million of unrecognized compensation expense related to these PSUs. This expense is expected to be recognized over 2.3 years.

Restricted Stock Units

The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	2,210		$5.76	$4,175
Granted	2,174		4.70	10,207
Released	(1,062)		6.22	4,724
Cancelled/Forfeited	(111)		3.98	1214
Outstanding, September 30, 2023	3,211		4.95	35,223
Vested and expected to vest	3,211		4.95	35,223

As of September 30, 2023, there was $14.2 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.5 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Share-based compensation - by expense type
Cost of goods sold	$123	$121	$393	$371
Research and development	358	343	1,135	1,019
Sales and marketing	300	231	786	643
General and administrative	2,454	1,932	6,273	5,210
Total share-based compensation expense	$3,235	$2,627	$8,587	$7,243

Note 16.  Income Taxes

For the three months ended  September 30, 2023 and 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at September 30, 2023 was appropriate.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
United States	$19,859	$2,027	$14,636	$5,732
Taiwan	37,194	46,716	113,851	111,700
China	5,494	7,950	28,706	43,801
	$62,547	$56,693	$157,193	$161,233

	As of the period ended
	September 30,	December 31,
	2023	2022
Long-lived assets:
United States	$75,108	$80,048
Taiwan	44,324	50,777
China	88,009	93,888
	$207,441	$224,713

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

Other Contingencies

On  August 9, 2021, the Company received a Taxes Notification of Audit Result ("Notice") from the Texas Comptroller’s Office (the "Comptroller"), for fiscal years between 2016 and 2019, informing the Company that the Comptroller believes the Company did not qualify for certain sales and use tax exemptions on various Research and Development purchases and accordingly the Company is liable for Sale and Use Tax in the amount of approximately $1.0 million including interest charges. The Company paid $0.4 million for the tax notice in May 2021, but challenged the remaining tax assessments and vigorously defended its position. The Comptroller’s office exhausted its redetermination period and therefore moved AOI’s case to the hearing process. In April 2023 the Company received a notice from an attorney representing the Administrative Hearings Section ("AHS") to issue a Position Letter. No updated action was taken in the third quarter.

Note 19.  Subsequent Events

None.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report. References to "Applied Optoelectronics," “we," "our" and "us" are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as "believe," "may," "estimate," "continue," "anticipate," "intend," "should," "could," "would," "target," "seek," "aim," "believe," "predicts," "think," "objectives," "optimistic," "new," "goal," "strategy," "potential," "is likely," "will," "expect," "plan," "project," "permit,"  or by other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Part II —Item 1A. Risk Factors" provided below, and those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

Termination of the Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd

On September 15, 2022, we entered into a definitive purchase agreement (the "Purchase Agreement") and announced the planned divestiture to sell the manufacturing facilities in the People's Republic of China and certain assets related to our transceiver business and multi-channel optical sub-assembly products to Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the "Purchaser"). The purchase price payable by the Purchaser under the Purchase Agreement was an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. On September 12, 2023, we delivered a notice of termination to the Purchaser to terminate the Purchase Agreement as a result of the Purchaser's breach of or omission to observe certain of the Purchaser's obligations under the Purchase Agreement. As a result of the Company's delivery of the termination notice, the Purchase Agreement was terminated.

As a result of the termination of the Purchase Agreement, we will not realize the expected benefits of the proposed sale, and we have incurred transaction costs, including legal, accounting, financial, advisory and other costs relating to our proposed divestiture.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2023		2022		2023		2022
Revenue, net	$62,547	100.0%	$56,693	100.0%	$157,193	100.0%	$161,233	100.0%
Cost of goods sold	42,373	67.7%	46,944	82.8%	119,876	76.3%	133,832	83.0%
Gross profit	20,174	32.3%	9,749	17.2%	37,317	23.7%	27,401	17.0%
Operating expenses
Research and development	9,457	15.0%	9,206	16.2%	26,633	16.9%	27,021	16.8%
Sales and marketing	3,035	4.9%	2,385	4.2%	7,631	4.9%	7,107	4.4%
General and administrative	14,368	23.0%	11,654	20.6%	39,870	25.4%	33,908	21.0%
Total operating expenses	26,860	42.9%	23,245	41.0%	74,134	47.2%	68,036	42.2%
Loss from operations	(6,686)	(10.6)%	(13,496)	(23.8)%	(36,817)	(23.5)%	(40,635)	(25.2)%
Other income (expense)
Interest income	65	0.1%	31	0.1%	133	0.1%	90	0.1%
Interest expense	(1,989)	(3.2)%	(1,621)	(2.9)%	(6,301)	(4.0)%	(4,431)	(2.7)%
Other income, net	(343)	(0.5)%	(541)	(1.0)%	803	0.5%	(1,171)	(0.7)%
Total other income (expense), net	(2,267)	(3.6)%	(2,131)	(3.8)%	(5,365)	(3.4)%	(5,512)	(3.4)%
Loss before income taxes	(8,953)	(14.2)%	(15,627)	(27.6)%	(42,182)	(26.9)%	(46,146)	(28.6)%
Income tax expense	—	0.0%	—	0.0%	(8)	(0.0)%	—	0.0%
Net loss	$(8,953)	(14.2)%	$(15,627)	(27.6)%	$(42,190)	(26.9)%	$(46,146)	(28.6)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the CATV, internet data center, telecom and FTTH markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three months ended September 30,				Change
		% of		% of
	2023	Revenue	2022	Revenue	Amount	%
CATV	$10,268	16.4%	$31,260	55.1%	$(20,992)	(67.2)%
Data Center	48,807	78.0%	17,697	31.2%	31,110	175.8%
Telecom	3,074	5.0%	6,821	12.0%	(3,747)	(54.9)%
FTTH	—	0.0%	—	0.0%	—	0.0%
Other	398	0.6%	915	1.6%	(517)	(56.6)%
Total Revenue	$62,547	100.0%	$56,693	100.0%	$5,854	10.3%

	Nine months ended September 30,				Change
		% of		% of
	2023	Revenue	2022	Revenue	Amount	%
CATV	$47,391	30.1%	$79,953	49.6%	$(32,562)	(40.7)%
Data Center	96,731	61.5%	60,608	37.5%	36,123	59.6%
Telecom	11,013	7.0%	18,362	11.4%	(7,349)	(40.0)%
FTTH	57	0.1%	124	0.1%	(67)	(54.2)%
Other	2,001	1.3%	2,186	1.4%	(185)	(8.4)%
Total Revenue	$157,193	100.0%	$161,233	100.0%	$(4,040)	(2.5)%

The increase in revenue during the three months ended September 30, 2023 and 2022 was primarily due to more demand from major data center customers, partially offset by less demand from CATV customers. The decrease in revenue during the nine months ended September 30, 2023 and 2022 was primarily due to strong demand from major data center customers, offset by weak demand from CATV customers and telecom customers.

We have begun to see increased orders for our 400G data center products from several large customers. Based on forecasts from our customers, we expect increased demand for these products through the end of 2023. We entered into a supply agreement with Microsoft to design certain datacenter goods and to build a supply chain to manufacture, assemble, sell and ship the goods to them or an authorized purchasing entity. The initial term of the agreement is five years with automatic renewal unless terminated earlier.

For the three months ended September 30, 2023 and 2022, our top ten customers represented 96.1% and 86.1% of our revenue, respectively. For the nine months ended September 30, 2023 and 2022, our top ten customers represented 93.3% and 86.4% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended September 30,
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$42,373	67.7%	$46,944	82.8%	$(4,571)	(9.7)%
Gross margin	20,174	32.3%	9,749	17.2%	10,425	106.9%

	Nine months ended September 30,
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$119,876	76.3%	$133,832	83.0%	$(13,957)	(10.4)%
Gross margin	37,317	23.7%	27,401	17.0%	9,916	36.2%

Cost of goods sold decreased by $4.6 million, or 9.7% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to less material cost. Cost of goods sold decreased by $14.0 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to less material cost and continuing effort on cost savings.

Gross profit increased by $10.4 million, and gross margin increased by 106.9% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily as a result of more sales in our data center business with higher gross margin. Gross profit increased by $9.9 million, and gross margin increased by 36.2% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily as a result of less material cost and continuing effort on cost savings.

Operating expenses

	Three months ended September 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$9,457	15.1%	$9,206	16.2%	$251	2.7%
Sales and marketing	3,035	4.9%	2,385	4.2%	650	27.3%
General and administrative	14,368	23.0%	11,654	20.6%	2,714	23.3%
Total operating expenses	$26,860	43.0%	$23,245	41.0%	$3,615	15.5%

	Nine months ended September 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$26,633	16.9%	$27,021	16.8%	$(387)	(1.4)%
Sales and marketing	7,631	4.9%	7,107	4.4%	524	7.4%
General and administrative	39,870	25.4%	33,908	21.0%	5,962	17.6%
Total operating expenses	$74,134	47.2%	$68,036	42.2%	$6,099	0.1%

Research and development expense

Research and development expense increased by $0.3 million, or 2.7% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increases were primarily due to more personnel-related expense for hiring of engineers. Research and development expense decreased by $0.4 million, or 1.4% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decreases were primarily due to less machine depreciation, less materials and supplies used in R&D activities combined with Asian currency exchange rate effects. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 3.1 capable CATV products and other new product development, and depreciation expense resulting from R&D equipment investments.

Sales and marketing expense

Sales and marketing expense increased by $0.7 million, or 27.3% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily due to the business development effort on quantum bandwidth products and higher shipping costs. Sales and marketing expense increased by $0.5 million, or 7.4% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily due to the business development effort on quantum bandwidth products.

General and administrative expense

General and administrative expense increased by $2.7 million, or 23.3% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase in personnel-related costs including share-based compensation expense and professional service fees incurred due to the transaction for China divestiture agreement. General and administrative expense increased by $5.9 million, or 17.6% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in personnel-related costs including share-based compensation expense and professional service fees incurred due to the transaction for China divestiture agreement.

Other income (expense), net

	Three months ended September 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$65	0.1%	$31	0.1%	$34	109.8%
Interest expense	(1,989)	(3.2)%	(1,621)	(2.7)%	(368)	22.7%
Other income (expense), net	(343)	(0.5)%	(541)	(0.3)%	199	(36.7)%
Total other income (expense), net	$(2,267)	(3.6)%	$(2,131)	(2.9)%	$(135)	6.3%

	Nine months ended September 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$133	0.1%	$90	0.1%	$43	47.6%
Interest expense	(6,301)	(4.0)%	(4,431)	(2.7)%	(1,871)	42.2%
Other income (expense), net	803	0.5%	(1,171)	(0.6)%	1,974	(168.6)%
Total other income (expense), net	$(5,365)	(3.4)%	$(5,512)	(3.2)%	$147	(2.7)%

Interest income increased 106.6% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is due to higher saving rates and balances.

Interest expense increased by $0.4 million, or 22.7% and $1.9 million, or 42.2% each for the three and six months ended September 30, 2023 compared to the three and six months ended September 30, 2022. This increase was due to higher average interest rate during the 2023 period.

Other income increased by $0.2 million, or 36.7%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was mainly due to less foreign exchange loss in 2023.

Other income increased by $2 million, or 168.6%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was mainly due to the other income received in the first half of 2023 from the China plant for several local government subsidized income in local city development plans and foreign currency gain arising from favorable exchange rate change.

Benefit (provision) for income taxes

	Three months ended September 30,
	2023	2022	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	—	$—	—	-

	Nine months ended September 30,
	2023	2022	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(8)	$—	$(8)	-

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 0%. For the six months ended September 30, 2023 and 2022, the Company’s effective tax rate was 0%. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted.  Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States.  On August 16, 2022, the Inflation Reduction Act ("IRA") was also signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax ("Corporate AMT") for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. We are evaluating these laws and their potential impact on our current income tax expense and cash taxes. However, we currently do not believe this will have an impact on our taxes for the 2023 tax year.

Comprehensive Loss

	Three months ended September 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(8,953)	(14.3)%	$(15,627)	(27.6)%	$6,674	(42.7)%
Loss on foreign currency translation adjustment	(718)	(1.1)%	(8,214)	(14.5)%	7,496	(91.3)%
Comprehensive loss	$(9,671)	(15.4)%	$(23,841)	(42.1)%	$14,170	(59.4)%

	Nine months ended September 30,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(42,190)	(26.8)%	$(46,147)	(28.6)%	$3,957	(8.6)%
Loss on foreign currency translation adjustment	(4,371)	(2.8)%	(17,059)	(10.6)%	12,688	(74.4)%
Comprehensive loss	$(46,561)	(29.6)%	$(63,206)	(39.2)%	$16,645	(26.3)%

Comprehensive loss decreased by $14.2 million, or 59.4%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to decrease of net loss of $6.6 million and decrease of $7.5 million in loss on foreign currency translation adjustments for non-U.S. dollar functional currency operations.

Comprehensive loss decreased by $16.6 million, or 26.3%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to decrease of net loss of $4.0 million and decrease of $12.7 million in loss on foreign currency translation adjustments for non-U.S. dollar functional currency operations.

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

Liquidity and Capital Resources

As of September 30, 2023, we had $42.2 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2023, our cash, cash equivalents and restricted cash totaled $31.2 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

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

On March 24, 2023, we entered into an Equity Distribution Agreement (the "Agreement") with Raymond James & Associates (the "Sales Agent") pursuant to which the Company may issue and sell shares of the Company’s common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $35 million (the "ATM Offering"), from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales, if any, of the Shares will be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company will designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales are requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that may be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent will use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice. The Company has no obligation to sell any Shares under the Agreement and may at any time suspend offers and sales of the Shares under the Agreement.

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

On September 12, 2023, we entered into Amendment No. 1 to the Agreement with the Sales Agent, to increase the aggregate offering price from $35 million to $70 million. As of September 30, 2023, we have sold approximately 4.5 million shares of the Company's common stock with an aggregate offering price of approximately $32.6 million under the current ATM Offering.

The details of the shares of common stock sold through the ATM Offering are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc.	June 2023	2,497	$4.0364	$10,081	$202	$9,879
Raymond James & Associates, Inc.	August 2023	1,150	11.6451	13,392	268	13,124
Raymond James & Associates, Inc.	September 2023	892	10.1840	9,083	182	8,901
Total		4,539		$32,556	$652	$31,904

Note Offering

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024 (the "Notes"), bearing interest at a rate of 5% per year maturing on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the Notes generated net proceeds of $76.4 million, after expenses. Also, refer to Note 12 "Convertible Senior Notes" to the consolidated financial statements for further discussion of the Notes.

Operating activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(9,479)	$(10,539)
Net cash used in investing activities	(5,158)	(3,210)
Net cash provided by financing activities	9,276	5,587
Effect of exchange rates on cash and cash equivalents	1,015	1,601
Net decrease in cash and cash equivalents	$(4,346)	$(6,561)

For the nine months ended September 30, 2023, net cash used in operating activities was $9.5 million. Net cash used in operating activities consisted of our net loss of $42.2 million after exclusion of non-cash items of $31.2 million. Cash increased due to an unearned revenue increase of $9.5 million, together with a decrease in inventory of $2.9 million, offset with a decrease in accounts payable of $13 million and accrued liabilities of $0.6 million, respectively.

For the nine months ended September 30, 2022, net cash used in operating activities was $10.5 million. Net cash used in operating activities consisted of our net loss of $46.1 million after exclusion of non-cash items of $31.8 million. Cash decreased due to an increase in inventory of $12.7 million, a decrease in accrued liabilities of $2.3 million and an increase of $1.8 million in other receivables, offset with an increase in accounts payable of $11 million and a net decrease in accounts and trade notes receivable from our customers of $10.3 million.

Investing activities

For the nine months ended September 30, 2023, net cash used in investing activities was $5.2 million, mainly from the purchase of additional plant, machinery and equipment.

For the nine months ended September 30, 2022, net cash used in investing activities was $3.2 million, mainly from the purchase of additional plant, machinery and equipment.

Financing activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $9.3 million. This increase in cash was due to the net proceeds of $32.2 million from our ATM Offering and $2.4 million from bank acceptance payable, offset by the repayment of $24.8 million to lines of credit.

For the nine months ended September 30, 2022, net cash provided by financing activities was $5.6 million. This increase in cash was due to $6.2 million net proceeds from lines of credit and $6.8 million net proceeds from acceptances, offset by repayment of loan of $7.3 million.

Loans and commitments

We have lending arrangements with several financial institutions. In the US, we have a revolving line of credit with CIT which will terminate on November 17, 2023. The line of credit contains financial covenants that may limit the amount and types of debt that we may incur. As of September 30, 2023, we were in compliance with these covenants.

As of September 30, 2023, we had $42.2 million of unused borrowing capacity.

On March 5, 2019, we issued $80.5 million of 5% convertible senior notes due in 2024. The Notes will mature on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms.

See Note 11 "Notes Payable and Long-term Debt" and Note 12 "Convertible Senior Notes" of our Condensed Consolidated Financial Statements for a description of our notes payable and long-term debt and convertible senior notes.

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of September 30, 2023, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in service in the year 2024 after the construction is completed for the building interior work. Property will be transferred from construction in progress to building and improvement at that time.

Future liquidity needs

We had cash, cash equivalents and restricted cash of $31.2 million as of September 30, 2023, a decrease of approximately $4.4 million compared to December 31, 2022.  Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory and other facilities at our Ningbo, China location, changes in our manufacturing capacity and the continuing market acceptance of our products.

As of September 30, 2023, we had a total loan balance (excluding convertible notes) of $31.3 million from various lenders in the US and China and had $42.2 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board has authorized issuance of equity totaling up to $70 million under the ATM Offering (see the discussion of "Liquidity and Capital Resources" in Item 2).

On September 15, 2022, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd (the "Purchaser") to divest our manufacturing facilities in the People's Republic of China and certain assets related to our transceiver business and multi-channel optical sub-assembly products (collectively, the "Divestiture"). The purchase price to be paid by Purchaser under the Purchase Agreement was an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. The Company originally anticipated that a portion of the funds from this transaction would be used to significantly enhance the Company's liquidity. However, the Company terminated the Purchase Agreement on September 12, 2023 as a result of the Purchaser's breach of or omission to observe certain of the Purchaser's obligations under the Purchase Agreement. As a result of the termination of the Purchase Agreement, we will not realize the expected benefits of the proposed sale.

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

Inflation

The annual inflation rate in 2022 slowed down to 2.95% in Taiwan, which should remain the same in 2023 and was 6.5% in the US. Estimated inflation rate in the US is expected to continue to decline in 2023 based on U.S. Federal monetary policy "tapering" to address inflation.

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

Item 4.   Controls and Procedures

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion of the risk factors affecting our Company. As of September 30, 2023, there have been no material changes to those risk factors, except as described below.

The termination of our proposed sale of our China manufacturing facilities could materially adversely affect our business, financial condition, and results of operations.

On September 15, 2022, AOI and Prime World International Holdings Ltd. (the "Seller"), which is a company incorporated in the British Virgin Islands and a wholly owned subsidiary of AOI, entered into a definitive agreement (the "Purchase Agreement") with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the "Purchaser") under which AOI would divest its manufacturing facilities located in the People's Republic of China and certain assets related to its transceiver business and multichannel optical sub-assembly products for the internet data center, FTTH and telecom markets. The purchase price payable by the Purchaser to the Seller under the Purchase Agreement was an amount equal to the $150 million USD equivalent of Renminbi, less a holdback amount. On September 12, 2023, we delivered a notice of termination to the Purchaser to terminate the Purchase Agreement as a result of the Purchaser's breach of or omission to observe certain of the Purchaser's obligations under the Purchase Agreement. As a result of the termination of the Purchase Agreement, we will not realize the expected benefits of the proposed sale, and we have incurred transaction costs, including legal, accounting, financial, advisory and other costs relating to our proposed divestiture. The termination of our proposed divestiture could disrupt our business and create uncertainty about our future, which could have a material and negative impact on our business, financial condition and results of operations. Since we are unable to successfully complete our proposed divestiture, the price of our securities could be impacted.

u

Item 5. Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Shu-Hua (Joshua) Yeh (1)	SVP/Asia General Manager	Adoption	8/16/2023	7/31/2024	42,799
Stefan Murry (2)	CFO	Adoption	9/15/2023	3/31/2024	20,000

(1) Shu-Hua (Joshua) Yeh, our Senior Vice President and Asia General Manager, entered into a Rule 10b5-1 Plan on August 16, 2023. Mr. Yeh's plan provides for the potential sale of up to 42,799 shares of the Company's common stock. The plan expires July 31, 2024, or upon the earlier completion of all authorized transactions under the plan.

(2) Stefan Murry, our Chief Financial Officer, entered into a Rule 10b5-1 Plan on September 15, 2023. Dr. Murry's plan provides for the potential sale of up to 20,000 shares of the Company's common stock. The plan expires on March 31, 2024, or upon the earlier completion of all authorized transactions under the plan.

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

3.1*

Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

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

10.1**	Applied Optoelectronics, Inc. 2023 Equity Inducement Plan

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: November 9, 2023	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)