Form 10-K
period 2023-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2024-02-23
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the Registrant was $169,814,245 based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 30, 2023 of $5.96 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2024, the Registrant had 38,398,085 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2023.

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

In designing products for our customers, we generally begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within all four of our target markets, which increasingly demand faster connectivity and innovation.

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. To address this increased bandwidth demand, CATV and telecom service providers are competing directly against each other by providing bundles of voice, video and data services to their subscribers and investing to enhance the capacity, reliability and capability of their networks. Our internet data center market is also experiencing substantial growth as hyperscale data center operators build and upgrade their infrastructure to support artificial intelligence ("AI") applications which are compute and bandwidth intensive. As a result of these trends, fiber-optic networking technology is becoming essential in all four of our target markets, as it is often the only economical way to deliver the desired bandwidth.

The internet data center market is currently our largest and fastest-growing market. Our customers in this market are generally large internet-based (“hyperscale”) data center operators, along with equipment suppliers who supply our products along with others to our hyperscale data center operator customers. In both cases, we supply optical transceivers that plug into switches and servers within the data center and allow these network devices to send and receive data over fiber optic cables. The majority of the data center optical transceivers that we sell utilize our own lasers and subassemblies (we refer to the transceivers subassemblies as “light engines”), and we believe that our in-house technology and manufacturing capability for these lasers and subassemblies gives us an advantage over many of our competitors who often lack either development or manufacturing capabilities for these advanced optical modules. The rapid adoption of AI is fueling a new wave of investment by hyperscale data center operators, as AI computing is very compute and bandwidth intensive.

The CATV market is our second largest and the most established market, for which we supply a broad array of products, including lasers, transmitters and transceivers, and turn-key equipment. Sales of headend, node and distribution equipment, including amplifiers, have contributed significantly to our revenue in recent years as a result of our ability to meet the needs of CATV equipment vendors who have continued to outsource both the design and manufacturing of this equipment.  In 2023, we began offering many of our CATV products directly to CATV multiple system operator ("MSO") customers, under the newly-created Quantum Bandwidth™ brand name. We made this strategic decision in order to better address the needs of our MSO customers as we believe they are embarking on a complex and lengthy series of network upgrades that will likely require significant innovation from their equipment suppliers. By selling products directly to these customers, we believe that we will be able to address these needs more efficiently and will improve our time to market for these new innovations, which MSOs have indicated will be critical to timely rollout of their planned network upgrades.

 As the complexity of CATV networks has increased over the years, equipment vendors, many of whom are our customers, have been under pressure to supply a wider variety of increasingly complex equipment to CATV multiple system operators (“MSOs”). In order to meet these demands, many equipment vendors have looked to engage with suppliers like us who have the capability to design and manufacture various network equipment or subassemblies, rather than always developing these devices themselves. This outsourcing trend has been a significant contributor to the revenue we derive from the CATV market. We believe that our extensive high-speed optical, mixed-signal semiconductor and mechanical engineering capabilities position us well to continue to benefit from these industry dynamics. Our recent launch of our own branded line of equipment offers an additional growth opportunity for us, enabling us to sell directly to MSOs in certain cases rather than to CATV equipment vendors.

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

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and greater control over product quality and manufacturing costs. We design, manufacture and integrate our own analog and digital lasers using proprietary Molecular Beam Epitaxy ("MBE") and Metal Organic Chemical Vapor Deposition ("MOCVD"), alternative processes for the fabrication of lasers. We believe the use of both processes, and our knowledge of how to combine these processes with others to fabricate lasers is unique in our industry. We manufacture the majority of the laser chips and optical components that are used in our products. The lasers we manufacture are tested extensively to enable reliable operation over time and our devices are often highly tolerant of changes in temperature and humidity, making them well-suited to the CATV, FTTH and 5G markets where networking equipment is often installed outdoors. All of our laser chips are manufactured in our facility in Sugar Land, Texas. We believe that our domestic production capacity for these devices gives us a competitive advantage over many of our competitors, as we believe that many of our customers prefer to source key components from suppliers who have domestic manufacturing capacity.

In 2023, 2022 and 2021, our revenue was $217.6 million, $222.8 million, and $211.6 million and our gross margin was 27.1%, 15.1%, and 17.8%, respectively. In the years ended December 31, 2023, 2022 and 2021, we had net loss of $56 million, $66.4 million, and $54.2 million, respectively. At December 31, 2023 and 2022, our accumulated deficits were $265.1 million and $209.1 million, respectively. In 2023, we earned 64.9% of our total revenue from the internet data center market and 27.5% of our total revenue from the CATV market.

In 2023, our key customers in the internet data center market included Microsoft, a U.S. based large data center operator, and a China based datacenter equipment manufacturer. In 2023, 2022 and 2021, Microsoft accounted for 46.6%, 18.4% and 14.1% of our revenue, a U.S. based large data center operator accounted for 8.8%, 5.9%, and 8.3% of our revenue, and a China based manufacturer accounted for 3.3%, 1.2%, and 1.2% of our revenue, respectively. In 2023, our key customers in the CATV market included ATX, Digicomm and a U.S. based large CATV equipment provider. In 2023, 2022, and 2021, ATX accounted for 15.6%, 47.3%, and 25.6% of our revenue, Digicomm accounted for 11.3%, 0%, and 0% of our revenue, and a U.S. based large CATV equipment provider accounted for 1.3%, 1.7%, and 3.3% of our revenue, respectively.

Industry Background

During 2023, our four target markets, internet data center, CATV, telecom and FTTH, experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

The prevailing trends in our target markets include:

‑

Trends in the Internet Data Center Market. To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and deploying infrastructure capable of higher data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds of up to 1 gigabit per second ("Gbps"), to optical fiber as a transport medium, typically providing speeds from 10 Gbps to 800 Gbps. In recent years, a number of leading internet companies have adopted more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and consequently, these companies are more willing to work with non-traditional equipment vendors, which we believe creates an opportunity for optical device vendors. Moreover, transmission speeds have continued to increase among the companies who have previously transitioned from copper-based to fiber-based infrastructure, resulting in opportunities for optical device vendors to supply new optical transceivers capable of operating at these higher data rates. In recent years, supply chain disruptions caused by the pandemic and other factors have become increasingly concerning to our customers. As a result, we believe that our ability to manufacture lasers and other data center products in the US represents a competitive advantage compared with many of our competitors who have most or all of their production outside the US. Hyperscale data center operators have consistently sought and deployed the most advanced technologies to support the compute and bandwidth needs within their facilities, driving the growth of optical networking within data centers. These operators have adopted more open internet data center architectures and have designed their own networking equipment, both of which use a mix of systems and components from a variety of vendors. We have benefited from these trends over the past several years, and expected to continue to benefit from them. Recently the hyperscale data center operators have begun to build and upgrade their data centers to support AI, offering us a new growth opportunity. The leading edge AI applications require significantly more compute capacity and bandwidth, driving the need for faster (400Gbps and higher) and innovative optical networking solutions to support the intra-data center connectivity needs.

‑

Trends in the CATV Market. Beginning over two decades ago, CATV service providers have invested extensively to support high speed, two-way communications over their networks and we expect that they will continue to do so. In North America, CATV service providers have most recently upgraded their networks with technologies like DOCSIS 3.1, which enables them to offer high speed internet connections to their customers. In order to increase available bandwidth for their customers beyond the bandwidth possible with DOCSIS 3.1, cable MSOs have supported the development of DOCSIS 4.0, which is primarily aimed at increasing the amount of bandwidth available to offer to customers, and also to making the distribution of bandwidth between "forward-path" (i.e. from the MSO office to the customer) and "return-path" (i.e. from the customer to the MSO office) more flexible. In part, enabling the flexible deployment of bandwidth between forward-path and return-path is an effort by MSOs to enable their networks to more effectively scale with consumer demand trends in the future. MSOs like Comcast and Charter have announced plans to spend billions of dollars over the next few years to upgrade to DOCSIS 4.0 network equipment. As one of the early developers of DOCSIS 4.0 equipment, we believe that this represents a significant opportunity for sales of CATV equipment in the next few years.

‑

Trends in the Telecom Market.The telecom market is composed of customers who deploy wireline optical networks, other than Passive Optical Networks, or PONs, for telecom access networks, including for backhaul of cellular telephone signals. As demand for mobile internet connectivity has increased in recent years, reliable and high-speed optical networks have become increasingly important. In particular, the use of wavelength division multiplexing ("WDM") to expand the capacity of mobile networks has led to increased demand for WDM components (including lasers and transceivers) by telecom equipment manufacturers. In coming years, we believe that the deployment of advanced 5G networks will result in increased demand for optical components, especially those used in connecting between antennas and base stations, as well as for backhaul.

‑

Trends in the FTTH Market. The FTTH market generally refers to the PONs that telecom service providers deploy. The most commonly deployed PON technology is Gigabit PON, or GPON, which delivers up to 2.5 Gbps of data, but due to the splitting of the bandwidth among multiple users, the actual bandwidth delivered to an individual subscriber is far less than 2.5 Gbps. One approach that does support true 1 Gbps service to the home is wavelength division multiplexing PON, or WDM-PON, a technology that enables the transmission of multiple wavelengths of data over a single fiber-optic strand. Another approach is XGS-PON, which offers 10 Gbps over a single fiber strand. We also see opportunities for 10 Gbps Ethernet Passive Optical Network ("EPON") and higher data rate PON networks in the future.  Also, we have seen trends towards cable television MSOs beginning to deploy PON networks.  We see opportunities with these customers particularly given our knowledge and experience in CATV.

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

‑

Extend our leadership in CATV networking. We intend to add to our product portfolio in the CATV market following our recent launch of our own branded products to sell directly to MSOs, which we believe offers us further opportunity to enhance our presence as a supplier in the CATV market.

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

As of December 31, 2023 , we had a total of 233 employees working in the R&D department, including nine with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Patents

As of December 31, 2023, we owned a total of 176 U.S. issued patents and 150 patents issued in China and Taiwan, plus a number of pending U.S. and foreign/international patent applications. Our issued U.S. and foreign patents will expire between 2024 and 2043. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2024, and we continue to obtain new patents through our ongoing research and development.

Our portfolio of patents and patent applications covers several different technology families including:

‑	laser structure and design;

‑	optical signal conditioning and laser control;

‑	laser fabrication;

‑	photodiode and optical receiver design and fabrication;

‑	optical device and module designs;

‑	optical device packaging equipment and techniques;

‑	optical network enhancements; and

-	CATV networking technologies.

Trademarks

We have registered the trademarks APPLIED OPTOELECTRONICS, INC., AOI, and we have filed for registration of trademark for Quantum Bandwidth with the U.S. Patent and Trademark Office on the Principal Register. These marks are also registered in, or have applications for registration pending in, various foreign trademark offices.

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

Customers

Our customers are primarily internet data center operators, CATV, telecom equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2023, 2022 and 2021, we obtained 88.6%, 99.6%, and 98.01% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In the last five years, we have taken several actions to increase the diversity of our customer base. These actions include hiring sales staff to improve our ability to serve new customers and the introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base.

In 2023, the three customers who contributed most to our data center revenue were Microsoft, a U.S. based large data center operator and a China based manufacturer. In 2023, our three largest CATV customers were ATX, Digicomm and a U.S. based large CATV equipment provider. In 2023, revenue from the internet data center market, CATV market, telecom market, FTTH market and other markets provided 64.9%, 27.5%, 6.4%, 0.0% and 1.2% of our revenue, respectively, compared to 34.6%, 53%, 11.1%, 0.1% and 1.2%, respectively, in 2022.

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

Competition

The optical networking market is intensely competitive. Because of the broad nature of our product offerings, we do not believe that we face a single major competitor across all of our markets. We do, however, experience intense competition in each product area from a number of manufacturers and we anticipate that competition will increase. Our major competitors in one or more of our markets include Finisar Corporation who was acquired by II-VI Incorporated, Foxconn Interconnect Technology Ltd., InnoLight Technology (Suzhou) Ltd., Intel Corporation, Lumentum Holdings, Inc., Mitsubishi, Molex, LLC, Source Photonics, Inc. and Sumitomo Electric Industries, Ltd.

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

Human Capital

Employees

As of December 31, 2023, we employed 2,149 full-time employees, of which 37 held Ph.D. degrees in a science or engineering field. Of our employees, 330 are located in the U.S., 464 are located in Taiwan and 1,355 are located in China.

As of December 31, 2023, none of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage as a result of an employment related strike or any employee related dispute and believe that we have satisfactory relations with our employees.

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

Export Controls

The Bureau of Industry and Security (BIS) of the U.S. Department of Commerce is responsible for regulating the export of most commercial items that are classified as dual-use goods that may have both commercial and military applications. Our products are primarily classified under Export Control Classification Numbers (ECCN) 5A991, 6A995, and EAR99. Export Control Classification requirements are dependent upon an item’s technical characteristics, the destination, the end-use, the end-user, and the activities of the end-user. Should the ECCN change, then the export of our products to certain countries would be restricted. However, we currently do not export our products to any countries on the restricted list, and therefore a change in the ECCN would not materially impact our business.

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

We generate much of our revenue from a limited number of customers. For each year ended 2023, 2022 and 2021, our top ten customers represented 92.7%, 87.2%, and 84.7% of our revenue, respectively. In 2023, Microsoft represented 46.6% of our revenue, ATX represented 15.6% of our revenue, and Digicomm represented 11.3% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Technology adoption cycles impact our business.

In each of our markets, technology standards influence customer purchasing patterns and vendor selection. Network operators deploy the next generation of technology at different times, and typically reduce or stop their purchase of the trailing generation of equipment in advance of their deployment of the next generation. Our revenue from sales of the trailing generation products may fall rapidly, or at an uneven rate, and the prices at which we can sell the trailing generation products may decline. If we do not effectively manage our inventory, we may have an excess of inventory that we may not be able to participate in vendor selection processes of operators and their equipment providers for the next generation of technology deployment, which would reduce our future revenue potential.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that 1,772 of our employees as of December 31, 2023 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

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

The spread of COVID-19 has previously impacted our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in supply of needed components, which would likely have a negative impact on our business, results of operations, and our financial condition.

Our ability to use our net operating losses and certain other tax attributes may be limited.

As of December 31, 2023, we had U.S. accumulated net operating loss carryforwards, or NOLs, of approximately $112 million, federal and state research and development credits (“R&D credits”) of $10.9 million, business interest expense carryforwards of $26 million and foreign tax credits of $4.6 million for U.S. federal income tax purposes. Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past would not have prevented us from using all NOLs and tax credits accumulated before such ownership changes, assuming we were otherwise able to do so, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. Further, under the Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may offset no more than 80% of taxable income annually. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act.  Also, any foreign NOLs (for example NOLs in our China and Taiwan jurisdictions) are subject to different NOL expirations, generally shorter than in the US.

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

Our operations in the U.S., China and Taiwan could be subject to significant risk of natural disasters, including earthquakes, hurricanes, typhoons, flooding and tornadoes, as well as other catastrophic events, such as epidemics, cyberattacks, terrorist attacks or wars. For example, our corporate headquarters and wafer fabrication facility in Sugar Land, Texas is located near the Gulf of Mexico, an area that is susceptible to hurricanes. We use a proprietary MBE laser manufacturing process that requires customized equipment, and this process is currently conducted and located solely at our wafer fabrication facility in Sugar Land, Texas, such that a natural disaster, cyberattack, terrorist attack or other catastrophic event that affects that facility would materially harm our operations. In addition, our manufacturing facility in Taipei, Taiwan, is susceptible to typhoons and earthquakes, and our manufacturing facility in Ningbo, China, has from time to time, suffered electrical outages. Any disruption in our manufacturing facilities arising from these and other natural disasters or other catastrophic events could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. Our property insurance coverage with respect to natural disaster is limited and is subject to deductible and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. The occurrence of any of these circumstances may adversely affect our financial condition and results of operation.

Legal and Regulatory Risks

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

We are subject to export and import control laws, trade regulations, and other trade requirements that limit which products we sell and where and to whom we sell our products. Specifically, the BIS regulates the export of most commercial items and "dual-use" goods that may have both commercial and military applications. Our products are primarily classified under Export Control Classification Numbers (ECCN) 5A991, 6A995, and EAR99. Export Control Classification requirements are dependent upon an item’s technical characteristics and dictate the licensing requirements and permissible destination, end-use, end-users, and activities of the end-user. Should the regulations applicable to our products change, or the restrictions applicable to countries to which we ship our products change, then the export of our products to such countries could be restricted. As a result, our ability to export or sell our products to certain countries and end-users could be restricted, which could adversely affect our business, financial condition, and results of operations.

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

We have been, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. In addition, we are currently subject to claims in an arbitration proceeding relating to the termination of the Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd., as noted in Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. There can be no assurances as to the favorable outcome of any litigation, arbitration or administrative action. In addition it can be costly to defend such matters and these costs could negatively impact our financial results. Any litigation, arbitration, or other administrative action could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Risks Related to Our Indebtedness and Future Financing

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

As of December 31, 2023 , we had approximately $114.9 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

-	increasing our vulnerability to adverse economic and industry conditions;

-	limiting our ability to obtain additional financing;

-	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

-	limiting our flexibility to plan for, or react to, changes in our business;

-	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2026 Notes; and

-	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2026 Notes, and our cash needs may increase in the future. In addition, our existing credit facilities in Asia, contain, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

Our loan agreements contain restrictive covenants that may adversely affect our ability to conduct our business.

We have lending arrangements with several financial institutions, including credit facilities with Shanghai Pudong Development Bank Co., Ltd ("SPD") and China Zheshang Bank Co., Ltd. ("CZB") in China. Our loan agreements governing our long-term debt obligations in Asia contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the Indenture governing the 2026 Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens.

These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our credit facilities with SPD and CZB are secured by real estate. A breach of any of covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

Despite rapid changes to U.S. import laws and applicable duties, the U.S. Tariffs on Chinese Imports remain in place, and the Company faces a variety of import-related risk. Because of the political nature of many actions, it is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. A significant portion of our manufacturing operations are based in Ningbo, China; therefore, there could be material adverse effects on our business, financial condition, and/or cash flow if any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take further retaliatory trade actions.

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

We currently derive and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2023, 2022 and 2021, 27.7%, 18.5%, and 22.7% of our revenue, respectively, was derived from sales outside of North America. In addition, a significant portion of our manufacturing operations are based in Ningbo, China, and Taipei, Taiwan.

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

Negative developments in any of these factors in China, Taiwan, or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business. Although we maintain compliance programs throughout the Company, violations of U.S. and foreign laws and regulations may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business.

Our business operations conducted in China and Taiwan are important to our success. A substantial portion of our property, plants, and equipment is located in China and Taiwan. We expect to make further investments in Asia in the future. Therefore, our business, financial condition, results of operations and prospects are subject to economic, political, legal, and social events and developments in Asia. Factors affecting military, political or economic conditions between China and Taiwan could have a material adverse effect on our financial condition and results of operations, as well as the market price and the liquidity of our common shares.

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $43.3 million, $51.3 million, and $97.7 million or 19.9%, 23.0%, and 46.2%, of our revenue in the years ended December 31, 2023, 2022 and 2021 was attributable to our product manufactured at our plant in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 43.0%, 42.2%, and 42.2% as of December 31, 2023, 2022 and 2021, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Risks Related to Our Divestiture in the PRC

The termination of our proposed sale of our China manufacturing facilities and claims asserted by the intended purchaser could materially adversely affect our business, financial condition, and results of operations.

On September 15, 2022, AOI and Prime World International Holdings Ltd. (the "Seller") entered into a definitive agreement (the "Purchase Agreement") with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the "Purchaser") pursuant to which the Seller would divest its manufacturing facilities located in the People's Republic of China and certain assets related to its transceiver business and multichannel optical sub-assembly products for the internet data center, FTTH and telecom markets. On September 12, 2023, we delivered a notice of termination to the Purchaser to terminate the Purchase Agreement as a result of the Purchaser's failure to satisfy certain of its material obligations under the Purchase Agreement. In doing so, we also asserted the right to recover a break-up fee from the Purchaser. On December 22, 2023, the Purchaser filed for arbitration in Hong Kong with the Hong Kong International Arbitration Centre disputing the validity of our termination notice and seeking specific performance with respect to the transaction contemplated by the Purchase Agreement, which would in any case remain subject to regulatory approvals. A hearing has not been set for the arbitration and we are not able to predict the outcome of this dispute with certainty at this time. However, any costs, damages or other losses we might incur in connection with the arbitration, as well as any injunction or other equitable remedy we may be subject to, could adversely affect our operations and financial conditions, divert management’s attention and seriously harm our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cyber criminals are becoming more sophisticated and effective every day. All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data customers and other stakeholders entrust to us a top priority. Our board of directors (the "Board") and our management are actively involved in the oversight of risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Our Risk Factors include further detail about the material cybersecurity risks we face and have faced in the past. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a cross-functional approach. Key security, risk, and compliance stakeholders meet to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board and members of management.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to evaluate the effectiveness of those plans. Our incident response and recovery plans address — and guide our employees, management and the Board on — our response to a cybersecurity incident.

Education and Awareness

Our policies require our employees to contribute to our data security efforts. We provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats. Our employees participate annually in required training, including spear phishing and other awareness training.

Governance

Board and Management Oversight

Our Board oversees our management of cybersecurity risk. They receive regular reports from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities.

Our general manager and MIS director have primary responsibility for assessing and managing material cybersecurity risks. They meet to review security performance metrics, identify security risks, and assess the status of approved security enhancements. They also consider and make recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

Our MIS director has served in various roles in information technology and information security for over 20 years. Our general manager has over 20 years of experience managing risks, including risks arising from cybersecurity threats.

Item 2.	Properties

We maintain manufacturing, research and development, sales and administrative offices in the U.S., China and Taiwan. Our corporate headquarters is located at our facility in Sugar Land, Texas. The table below provides information regarding our facilities.

	Owned or Lease	Approximate
Location	Expiration Date	Square Footage	Use
Sugar Land, Texas	Owned (1)	139,450	Administration, sales, manufacturing, research and development
Duluth, Georgia	Leased (2)	10,459	Sales, research and development
Ningbo, China	Owned (3)	458,849	Administration, sales, manufacturing, research and development
Taipei, Taiwan	May 31, 2029 (4)	268,797	Administration, sales, manufacturing, research and development

(1)	We manufacture laser chips (utilizing our MBE and MOCVD process), subassemblies and components in our Sugar Land, Texas facility.

(2)

In our Georgia facility, we have sales and research and development for CATV market, and the lease covering the 2,932 square feet facility will expire October 31, 2024 and the lease covering the 7,527 square feet will expire December 31, 2025.

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

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of February 20, 2024 there were 35 holders of record of our common stock (not including beneficial holders of our common stock holding in street name).

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Form 10-K. This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors.” This section generally discusses the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended.

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

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. Within the internet data center market, we benefit from the increasing use of higher-capacity optical networking technology as a replacement for older, lower-speed optical interconnects, particularly as speeds reach 800 Gbps and above, as well as the movement to open internet data center architectures and the increasing use of in-house equipment design among leading internet companies. Within the CATV market, we benefit from a number of ongoing trends including the move to higher bandwidth networks among CATV service providers, especially the desire by MSOs to increase the return-path bandwidth available to offer to their customers. In the FTTH market, we benefit from continuing PON deployments and system upgrades among telecom service providers. In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators, including 5G networks.

In 2023, 2022 and 2021, our revenue was $217.6 million, $222.8 million, and $211.6 million, and our gross margin was 27.1%, 15.1%, and 17.8%, respectively. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 10.7% between 2013 and 2023. In the years ended December 31, 2023, 2022 and 2021, we had net loss of $56.0 million, $66.4 million, and $54.2 million, respectively. At December 31, 2023 and 2022, our accumulated deficit was $265.1 million and $209.1 million, respectively. In 2023, we earned 64.9% of our total revenue from the internet data center market and 27.5% of our total revenue from the CATV market.

We sell our products to leading OEMs in the CATV, telecom, and FTTH markets as well as internet data center operators and CATV MSOs. In 2023, revenue from the internet data center market, CATV market, telecom market and FTTH markets provided 64.9%, 27.5%, 6.4%, and 0.0% of our revenue, respectively, compared to 34.6%, 53%, 11.1%, and 0.1% of our 2022 revenue, respectively. In 2023, our key customers in the internet data center market included Microsoft, a U.S. based large data center operator, and a China based datacenter equipment manufacturer. In 2023, 2022, and 2021, Microsoft accounted for 46.6%, 18.4%, and 14.1% of our revenue, a U.S. based large data center operator accounted for 8.8%, 5.9% and 8.3% of our revenue and China based manufacture accounted for 3.3%, 1.2% and 1.2% of our revenue, respectively. In 2023, our key customers in the CATV market included ATX, Digicomm and a U.S. based large CATV equipment provider. In 2023, 2022, and 2021, ATX accounted for 15.6%, 47.3%, and 25.6% of our revenue, Digicomm accounted for 11.3%, 0%, and 0% of our revenue, and a U.S. based large CATV equipment provider accounted for 1.3%, 1.7% and 3.3% of our revenue, respectively.

In 2023, our decrease of revenue of 2.3% over the prior-year was driven primarily by decreased demand in the CATV market, which we believe is due to reductions in purchasing of older generation DOCSIS 3.1 equipment, which was nearly offset by increased demand for our internet datacenter products, which we believe is arising from demand for products necessary for new datacenter construction along with datacenter upgrades to enable new technologies like Artificial Intelligence (AI).  Based on customer forecasts and order backlog we believe that this elevated datacenter demand will likely continue into 2024. We also believe that sales in our CATV market will increase in 2024 as a result of DOCSIS 4.0 products which we plan to release in 2024.

We expect continued sales of our 40 Gbps and 100 Gbps products in 2024, and we expect that sales of 400 Gbps products will likely exceed sales of 100 Gbps products later in 2024. However, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition. Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, global supply chain situation, raw material cost reduction or increase, manufacturing utilization rate and changes in manufacturing efficiency.

Our sales model focuses on direct engagement and close coordination with our customers to determine product design, qualifications, performance and price. Our strategy is to use our direct sales force to sell to key accounts and to expand our use of distributors for increased coverage in certain international markets and certain domestic market segments. We have direct sales personnel that cover the U.S., Taiwan and China focusing primarily on major OEM customers and internet data center operators along with CATV MSOs. Throughout our sales cycle, we work closely with our customers to qualify our products into their product lines. As a result, we strive to build strategic and long-lasting customer relationships and deliver products that are customized to our customers’ requirements.

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

In 2023, 2022 and 2021, we had 6, 12, and 20 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

Termination of the Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.

On September 15, 2022, the Company and Prime World International Holdings Ltd. (the "Seller") entered into the Purchase Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the "Purchaser") for the sale of the manufacturing facilities in the People's Republic of China and certain assets related to its transceiver business and multi-channel optical sub-assembly products. On September 12, 2023, we delivered a notice of termination to the Purchaser to terminate the Purchase Agreement as a result of the Purchaser's failure to satisfy certain of its material obligations under the Purchase Agreement. In doing so, we also asserted the right to recover a break-up fee from the Purchaser. On December 22, 2023, the Purchaser filed for arbitration in Hong Kong with the Hong Kong International Arbitration Centre disputing the validity of our termination notice and seeking specific performance with respect to the transactions contemplated by the Purchase Agreement, which would in any case remain subject to regulatory approvals. We filed our response on January 22, 2024, generally denying the Purchaser’s allegations and asserting certain counterclaims. A hearing for the arbitration has not been set. While we do not believe the Purchaser’s claims have merit, we are not able to determine the outcome of this dispute or the likelihood or amount of our loss or recovery, if any, arising from this matter. For more information regarding this dispute, see Note T "Contingencies" included in Part II, Item 8 of this Form 10-K.

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

Customer Concentration within End Markets. Historically, our revenue has been significantly concentrated within the data center market, and starting from 2021, our revenue tends to be split primarily between CATV market and data center market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. In the last couple years, we have taken several actions to increase the diversity of our customer base. These actions include hiring additional sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. We had three customers and two customers that accounted for more than 10% of our revenue in 2023 and 2022, respectively.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2023, 2022 and 2021, as well as the corresponding percentage of our total revenue for each period (in thousands, except percentages):

	Years ended December 31,
Market	2023	2022	2021
CATV	$59,942	$118,169	$94,266
Data Center	141,213	77,094	97,461
Telecom	13,831	24,727	16,247
FTTH	56	129	957
Other	2,604	2,699	2,634
Total	$217,646	$222,818	$211,565

	Percentage of Revenue
CATV	27.5%	53.0%	44.6%
Data Center	64.9%	34.6%	46.1%
Telecom	6.4%	11.1%	7.7%
FTTH	0.0%	0.1%	0.5%
Other	1.2%	1.2%	1.2%
Total Revenue	100%	100%	100%

In 2023, 2022 and 2021, our top ten customers represented 92.7%, 87.2%, and 84.7% of our revenue, respectively.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2023, 19.9% of our total revenue was manufactured at our China-based subsidiary, with $3.8 million denominated in RMB and 66% of our total revenue was from products manufactured at our Taiwan-based facility, with no revenue denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2024.

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

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 15.1% and 27.1%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we may sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

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

Sales and marketing.

Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expenses, shipping and tariff expenses, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their own products, use them in their own infrastructure, or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2023, 2022 and 2021. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2023, 2022 and 2021. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

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

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2023, 2022 and 2021 our effective tax rate was 0%.

Our wholly owned subsidiary, Global Technology, Inc., has received preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. Global was recognized as a national high-tech enterprise in 2008 and was entitled to a 15% tax rate for a three-year period. Global renewed its national high-tech enterprise certificate in 2011, 2014, 2017, 2020, and 2023 extending its three-year tax preferential status through December 2026.

For the years ended December 31, 2023 and 2022, we had $0.2 million and $0.2 million, respectively, of unrecognized tax benefits related to U.S. tax benefits recognized for which we do not meet the more likely than not threshold.

See additional information regarding income taxes in Note O, included in Part II, Item 8 of this Form 10-K.

Seasonality

We are uncertain whether the demand for our internet data center, CATV, telecom and FTTH products is seasonal, as our sales data does not indicate a significant trend with respect to these products. We began to manufacture a meaningful quantity of CATV and internet data center products in our Ningbo, China factory in 2017 and 2020, respectively. This factory experiences a lengthy shut-down associated with the Lunar New Year holiday which occurs in Q1 of each year. In addition to the factory shut-down, it is also common for employees in the factory to fail to return to work following resumption of operations. In the years 2023, 2022, and 2021, the percentage of employees in our China factory who resigned or were terminated during Q1, relative to the average number of employees during the quarter was 53.8%, 66.1%, and 35.9%, respectively.  We believe that the turnover in 2022 was higher than usual due to the COVID-19 pandemic which caused travel restrictions, additional health check requirements, and a lengthy shutdown of operations in Ningbo.  As a result of employee turnover, we must hire and train replacement employees. These replacement employees require a period of training and improvement, and this impacts the quantity of products we can produce in the quarter. The combined effect of the factory shut-down and employee turnover in the quarter may also contribute to negative seasonality in Q1.

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

	Years ended December 31,
	2023	2022	2021
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	72.9%	84.9%	82.2%
Gross profit	27.1%	15.1%	17.8%
Operating expenses
Research and development	16.5%	16.3%	19.5%
Sales and marketing	5.1%	4.4%	5.2%
General and administrative	24.5%	20.9%	20.0%
Total operating expenses	46.1%	41.6%	44.7%
Loss from operations	(19.0)%	(26.5)%	(26.8)%
Interest and other expense, net	(6.7)%	(3.3)%	1.2%
Loss before income taxes	(25.7)%	(29.8)%	(25.6)%
Income tax expense	0.0%	0.0%	0.0%
Net loss	(25.7)%	(29.8)%	(25.6)%

Comparison of Years Ended December 31, 2023 and 2022

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Years ended December 31,				Change
		% of		% of
	2023	Revenue	2022	Revenue	Amount	%
CATV	$59,942	27.5%	$118,169	53.0%	$(58,227)	(49.3)%
Data Center	141,213	64.9%	77,094	34.6%	64,119	83.2%
Telecom	13,831	6.4%	24,727	11.1%	(10,896)	(44.1)%
FTTH	56	0.0%	129	0.1%	(73)	(56.6)%
Other	2,604	1.2%	2,699	1.2%	(95)	(3.5)%
Total Revenue	$217,646	100.0%	$222,818	100.0%	$(5,172)	(2.3)%

Revenue decreased by $5.2 million or 2.3% from 2022 to 2023. The decrease was driven primarily by decreased demand in the CATV market, which we believe is due to reductions in purchasing of older generation DOCSIS 3.1 equipment, which was nearly offset by increased demand for our internet datacenter products, arising from demand for products necessary for new datacenter construction along with datacenter upgrades to enable new technologies like Artificial Intelligence (AI).  Based on customer forecasts and order backlog we believe that this elevated datacenter demand will likely continue into 2024. We also believe that sales in our CATV market will increase in 2024 as a result of DOCSIS 4.0 products which we plan to release in 2024.

In the years ended December 31, 2023 and 2022, our top ten customers represented 92.7% and 87.2% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Years ended December 31,
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$158,725	72.9%	$189,191	84.9%	$(30,466)	(16.1)%
Gross margin	58,921	27.1%	33,627	15.1%	25,294	75.2%

Cost of goods sold decreased by $30.5 million, or 16.1%, from 2022 to 2023, primarily due to a 24% decrease from direct material costs. The increase in gross margin for the year ended December 31, 2023 compared to the same period ended December 31, 2022 was primarily the result of our change in business strategy from selling non-branded products through channel partners to selling branded products directly to MSOs in our CATV segment, along with some price increases and changes in the mix of products in our datacenter segment and new sales to Microsoft for non-recurring engineering ("NRE") costs associated with product development projects for their next-generation datacenter optics.

Operating expenses

	Years ended December 31,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$35,975	16.5%	$36,244	16.3%	$(269)	(0.7)%
Sales and marketing	11,069	5.1%	9,723	4.4%	1,346	13.8%
General and administrative	53,226	24.5%	46,658	20.9%	6,568	14.1%
Total operating expenses	$100,270	46.1%	$92,625	41.6%	$7,645	8.3%

Research and development expense

Research and development expense decreased $0.27 million, or 0.7% from 2022 to 2023. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400 Gbps data center products, DOCSIS 4.0 capable CATV products, including 1.8 GHz-capable amplifier products, and other new product development, and depreciation expense resulting from R&D equipment investments. These decreases were primarily due to less R&D work orders, less depreciation expense and less indirect materials usage, offset by higher R&D wage expenses due to a combination of increased headcount and salary increases.

Sales and marketing expense

Sales and marketing expense increased by $1.3 million, or 13.8%, from 2022 to 2023. These increases were primarily due to more sales effort for our Quantum Bandwidth™ products, offset by less commission expense in China.

General and administrative expense

General and administrative expense increased by $6.6 million, or 14.1%, from 2022 to 2023. These increases were primarily due to the higher professional service fees and share-based compensation expense, offset by less depreciation expense.

Other income (expense), net

	Years ended December 31,
	2023		2022		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$609	0.3%	$126	0.1%	$483	383.3%
Interest expense	(9,428)	(4.3)%	(6,319)	(2.8)%	(3,109)	49.2%
Other income (expense), net	(5,871)	(2.7)%	(1,205)	(0.5)%	(4,666)	387.2%
Total other income (expense), net	$(14,690)	(6.7)%	$(7,398)	(3.2)%	$(7,292)	98.6%

Interest income increased by $0.5 million, or 383.3% from 2022 to 2023. The increase was primarily due to higher savings balance and higher savings rate in 2023, compared with 2022.

Interest expense increased by $3.1 million, or 49.2% from 2022 to 2023. The increase was primarily due to the higher interest rates in 2023, and termination of the CIT loan agreement in November, 2023.

Other expense increased by $4.7 million, or 387.2% from 2022 to 2023. This increase was primarily due to the debt extinguishment cost relating to the 2024 Notes, which is non cash expense related to issuance of shares.

Benefit (provision) for income taxes

	Years ended December 31,
	2023	2022	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(9)	$(1)	(8)	800.0%

Our income tax provision consists of U.S. income tax, state taxes, and Taiwan and China income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

We recorded no federal tax expense for the years ended December 31, 2023 and December 31, 2022. The income tax expense in the years ended December 31, 2023 and December 31, 2022 was primarily related to the state tax provision and the recording of a valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2023, we had $22.5 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2023, our cash, cash equivalents, restricted cash and short-term investments totaled $55.1 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds.

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

On September 12, 2023, we entered into Amendment No. 1 to the Agreement with the Sales Agent, to increase the aggregate offering price from $35 million to $70 million. In November, 2023, we completed sales under the ATM Offering.

The details of the shares of common stock sold through the ATM Offering through December 31, 2023 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	Feb 2023	$2.811	158	$436	$9
Raymond James & Associates, Inc.	Jun 2023	4.036	2,497	9,879	202
Raymond James & Associates, Inc.	Aug 2023	11.645	1,150	13,124	268
Raymond James & Associates, Inc.	Sept 2023	10.184	892	8,901	182
Raymond James & Associates, Inc.	Oct 2023	11.003	1,043	11,244	229
Raymond James & Associates, Inc.	Nov 2023	12.572	2,068	25,473	520
Total			7,808	$69,057	$1,410

Note Offering

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024, bearing interest at a rate of 5% per year maturing on March 15, 2024 (the "2024 Notes"), unless earlier repurchased, redeemed or converted in accordance with their terms.

On December 5, 2023, the Company issued approximately $80.2 million aggregate principal amount of 5.250% convertible senior notes due 2026 (the “2026 Notes”), and on the same day consummated various separate, privately negotiated exchange agreements with certain holders of its 2024 Notes to exchange or repurchase approximately $80.2 million principal amount of the 2024 Notes for aggregate consideration consisting of approximately $81.1 million in cash, which included accrued interest on the 2024 Notes, and approximately 466,368 shares of the Company's common stock, par value $0.001 per share. Also refer to Note L “Convertible Senior Notes” to the consolidated financial statements for further discussion of the 2026 Notes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Years ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(7,929)	$(14,022)	$(11,644)
Net cash used in investing activities	(14,761)	(3,834)	(10,546)
Net cash provided by financing activities	40,578	10,753	14,087
Effect of exchange rates on cash and cash equivalents	1,622	1,553	(876)
Net increase(decrease) in cash	$19,510	$(5,550)	$(8,979)

Operating activities

In 2023, net cash used in operating activities was $7.9 million. Net cash used in operating activities consisted of our net loss of $56.0 million, after the exclusion of non-cash items of $42.1 million, a decrease in accounts receivable from our customers of $14.5 million and a decrease in our inventory of $6.8 million, contributing to the cash increases. These cash increases were offset by a decrease in accounts payable of $15.0 million and a decrease in unearned revenue of $2.5 million.

In 2022, net cash used in operating activities was $14.0 million. Net cash used in operating activities consisted of our net loss of $66.4 million, after the exclusion of non-cash items of $40.5 million, an increase in accounts receivable from our customers of $12.7 million and an increase in other current assets of $2.4 million. These cash decreases were offset by a decrease of notes receivable of $7.8 million, decrease in inventory of $1.2 million, increase in accounts payable to our vendors of $13.0 million and increase in accrued liability of $5.3 million.

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

In 2023, net cash used in investing activities was $14.8 million. The majority of the cash was used for CapEx spending of $14.3 million.

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

In 2023, our financing activities provided $40.6 million in cash. This increase in cash was primarily due to $69.0 million of net proceeds from our ATM Offering, $76.1 million from the 2026 Notes, offset by the repayment of 2024 Notes amounting to $80.2 million and repayment of line of credit borrowings of $34.2 million.

In 2022, our financing activities provided $10.8 million in cash. This increase in cash was due to $12.2 million of net proceeds from line of credit borrowing, $5.1 million of net proceeds from bank acceptance payable and $1.2 million of net proceeds from our ATM Offering. These activities were offset by $7.3 million debt repayment and $0.5 million related to tax withholding associated with employee share-based compensation.

In 2021, our financing activities provided $14.1 million in cash. This increase in cash was due to $15.4 million of net proceeds from our ATM Offering. These activities were offset by $0.3 million net repayments to acceptances payable and bank debt, and $1.0 million related to tax withholding associated with employee share-based compensation.

Loans and commitments

We have lending arrangements with several financial institutions. In the U.S., we entered a Loan Security and Guarantee Agreement with CIT Northbridge Credit, LLC in November 2022. The line of credit contained financial covenants that may limit the amount and types of debt that we may incur. In November 2023, we terminated the loan agreement with CIT Northbridge Credit, LLC.

In China, we have a revolving line of credit with Shanghai Pudong Development Bank Co., Ltd and a credit facility with China Zheshang Bank Co., Ltd. for our China subsidiary, Global.

As of December 31, 2023 , we had $22.5 million of unused borrowing capacity.

On December 5, 2023, the Company issued $80.2 million of 5.250% convertible senior notes due 2026. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms.

See Note K “Notes Payable and Long-term Debt” and Note L “Convertible Senior Notes” of our Consolidated Financial Statements for a description of our notes payable and long-term debt and convertible senior notes.

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location.  Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of December 31, 2023, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in service in the second half of 2024 after the construction is completed for the building interior. Property will be transferred from construction in progress to building and improvement at that time.

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

Contractual Obligations and Commitments

We have outstanding notes payable with varying maturities. As of December 31, 2023, our notes payable had an amount of $23.2 million, and the entire balance is due within 12 months. Further information regarding our notes payable is provided in Note K Notes Payable and Long-Term Debt in the Notes to Consolidated Financial Statements in this Form 10-K. We also have a fixed-rate convertible senior note. As of December 31, 2023, our 2026 Note had an aggregate principle amount of $80.2 million and future interest payments associated with our 2026 Notes totaled $12.6 million. Further information regarding our convertible senior notes is provided in Note L – Convertible Senior Notes in the Notes to Consolidated Financial Statements in this Form 10-K. In addition, we have operating and financing leases for certain property and equipment with an expected term at the commencement date of more than 12 months. As of December 31, 2023, the future minimum payments required under these leases totaled $6.4 million, with $1.3 million payable within 12 months. Further information regarding our leases is provided in Note D – Leases to Consolidated Financial Statements in this Form 10-K.

Inflation

The annual inflation rate in the US came down to 3.4% in 2023. Even though the inflation has slowed from the peak, it remained well above the Federal Reserve's objective of 2%. The annual inflation rate in Taiwan came down to 2.7% in 2023 from 2.95% in 2022. The cost of inflation was reflected in increases in shipping costs, labor rates, and in costs of some raw materials. We believe these decreases are related to the supply chain pressure easing and decreasing commodity prices, however the labor market is still tight, and the wage pressure is still high. We cannot be sure when or if prices will return to pre-pandemic levels. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results. However, there is no guarantee that we may increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability.

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

Long-lived assets

We evaluate the carrying value of long-lived assets for potential impairment when we determine a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable we perform an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amount of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments including meaningful asset grouping, expectations for future revenue, and disposal value for the asset(s). Depending on the assumptions and estimates used, the fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. We did not record any asset impairment charges in 2023, 2022 and 2021.

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

During the years ended December 31, 2023, 2022 and 2021, we recorded excess and obsolete inventory reserve charges of $8.7 million, $4.9 million, and $3.9 million, respectively. For the years December 2023, 2022 and 2021, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $10.6 million, $10.4 million, and $16.8 million, respectively.

We have an accounting policy to record a reserve for inventory encompassing the value of excess or obsolete items combined with the lower of cost or net reliable value. We considered the following factors in our determination of the appropriate reserve level: how often we buy material in bulk; the overall market value of raw material, semi-finished goods and finished goods across our varied product lines and within markets; changes in expected demand for our products; the change in valuations historically; the determined safety stock for key customers; and the likelihood of postponement in delivery schedules for materials already placed in finished goods inventory. We consider these factors to be subjective because there can be no certainty that past trends will continue and our future expectations cannot be known with certainty. If past trends in demand, for example, change, then this could materially change the values used in our estimates.

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

On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $78.1 million has been recorded related to deferred tax assets to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

We could be exposed to interest rate risk, should we incur debt that had a floating interest rate.  As of December 31, 2023, all debts bore a fixed interest rate and therefore did not generate interest rate risk. As of December 31, 2023, we had not hedged our interest rate risk.

During a portion of the year ending ending December 31, 2023, we did have certain loans that bore floating interest rates. With respect to our interest expense for the year ended December 31, 2023 an increase of 1.0% in each of our interest rates would have resulted in an increase of $0.2 million in our interest expense for such period.

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

During the year ended December 31, 2023, we recognized approximately $0.7 million of exchange gain arising from foreign currency transactions and re-measurement of monetary assets and liabilities dominated in non-functional currency on the balance sheet date.

During the year ended December 31, 2023, 1.8% of our revenue was denominated in RMB and none of our revenue was denominated in NT dollars. In the year ended December 31, 2023, 22% of our operating expenses were denominated in RMB and 16.7% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income (loss), and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2023, our operating expenses would have had been higher by $0.4 million.

As of December 31, 2023, we held the U.S. dollar denominated liabilities net of assets of approximately $11.4 million in our China subsidiary and $16.2 million in our Taiwan branch. With respect to these U.S. dollar denominated net assets as of December 31, 2023, if exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2023, our other operating expenses would have been reduced by $48K. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income (loss) as reported in U.S. dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Form 10-K, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included below, on the effectiveness of our internal control over financial reporting as of December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 23, 2024 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 23, 2024

Item 9B.	Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 offers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Chih-Hsiang (Thompson) Lin (1)	CEO	Adoption	12/14/2023	3/15/2025	60,000
Stefan Murry (2)	CFO	Adoption	12/14/2023	10/31/2024	12,000
Hung-Lun (Fred) Chang (3)	SVP/North America General Manager	Adoption	12/14/2023	1/31/2025	18,195
David Kuo (4)	SVP/CLO	Adoption	12/14/2023	2/28/2025	40,000

(1)	Chih-Hsiang (Thompson) Lin, our CEO, entered into a Rule 10b5-1 Plan on December 14, 2023. Mr. Lin's plan provides for the potential sale of 60,000 shares of the Company's common stock. The Plan expires on March 15, 2025, or upon the earlier of completion of all authorized transactions under the plan.

(2)	Stefan Murry, our CFO, entered into a Rule 10b5-1 Plan on December 14, 2023. Mr. Murry's plan provides for the potential sale of 12,000 shares of the Company's common stock. The Plan expires on October 31, 2024, or upon the earlier of completion of all authorized transactions under the plan.

(3)	Hung-Lun (Fred) Chang, our Senior Vice President and North America General Manager, entered into a Rule 10b5-1 Plan on December 14, 2023. Mr. Chang's plan provides for the potential sale of up to 18,195 shares of the Company's common stock. The plan expires January 31, 2025, or upon the earlier of the completion of all authorized transactions under the plan.

(4)	David Kuo, our Senior Vice President and Chief Legal Officer, entered into a Rule 10b5-1 Plan on December 14, 2023. Mr. Kuo's plan provides for the potential sale of up to 40,000 shares of the Company's common stock. The plan expires February 28, 2025, or upon the earlier completion of all authorized transactions under the plan.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2023.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	**	Agreement for the Sale and Purchase of a New Company to Be Established in Hong Kong Special Administrative Region of The People's Republic of China, dated as of September 15, 2022, by and between Prime World International Holdings Ltd., Applied Optoelectronics, Inc. and Yuhan Optoelectronics Technology (Shanghai) Co., Ltd.	8-K	001-36083	2.1	September 15, 2022

3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Applied Optoelectronics, Inc.	8-K	001-36083	3.1	September 7, 2023

3.3		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

4.2		Indenture, dated as of March 5, 2019 between Applied Optoelectronics, Inc. and Wells Fargo Bank, National Association, as trustee, paying agent, and conversion agent	8-K	001-36083	4.1	March 5, 2019

4.3		Form of Note representing the Company’s 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture)	8-K	001-36083	4.1	March 5, 2019

4.4		Indenture, dated as of December 5, 2023, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-36083	4.1	December 5, 2023

4.5		Form of 5.250% Convertible Senior Note due 2026 (included as an exhibit to Exhibit 4.1)	8-K	001-36083	4.2	December 5, 2023

4.6		First Supplemental Indenture, dated as of December 5, 2023, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-36083	4.3	December 5, 2023

4.7	*	Description of Company's Common Stock

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	Amended and Restated 2013 Equity Incentive Plan	10-K	001-36083	10.6	March 9, 2017

10.2.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

10.2.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.2.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.2.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.4	†	2021 Stock Incentive Plan	10-Q	001-36083	10.1	August 5, 2021

10.4.1	†	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan	10-Q	001-36083	10.4.1	August 5, 2021

10.4.2	†	Form of Performance Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan	10-Q	001-36083	10.4.2	August 5, 2021

Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5	†	Applied Optoelectronic, Inc. 2023 Equity Incentive Plan	10-Q	001-36083	10.1	November 9, 2023

10.6	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10.7	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016

10.8	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016

10.9	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016

10.10	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and David C. Kuo	10-K	001-36083	10.9	February 28, 2018

10.11		Supply Agreement, effective November 8, 2017, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.1	February 24, 2018

10.12		Master Purchase Agreement, effective January 2, 2018, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.2	February 21, 2018

10.13		Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30	February 28, 2018

10.13.1		Translation of Investment and Construction Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30.1	February 28, 2018

10.14		Translation of Construction Agreement between Global Technology, Inc. and Zhejiang Xinyu Construction Group Co., Ltd. dated February 8, 2018	10-Q	001-36083	10.5	May 8, 2018

10.15		First Amendment to Lease, dated October 8, 2018, between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC.	8-K	001-36083	10.1	October 12, 2018

10.16		Purchase Agreement, dated as of February 28, 2019 by and among Applied Optoelectronics, Inc., Raymond James & Associates, Inc. and Cowen and Company, LLC	8-K	001-36083	10.1	March 5, 2019

10.17		Translation of the Working Capital Loan Contract, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated April 30, 2019	8-K	001-36083	10.1	May 6, 2019

10.18		Translation of the Working Capital Loan Contract (RMB 30,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 7, 2019	8-K	001-36083	10.1	May 13, 2019

10.18.1		Translation of the Working Capital Loan Contract (USD 2,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 8, 2019	8-K	001-36083	10.2	May 13, 2019

10.19		Translation of the Financing Credit Line Agreement, dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.1	May 31, 2019

10.19.1		Translation of the Maximum Mortgage Contract (Security Agreement), dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.2	May 31, 2019

10.20		Second Amendment to Lease, dated November 11, 2019, between Applied Optoelectronics, Inc. and ROIB2 Breckinridge, LLC.	8-K	001-36083	10.1	November 18, 2019

10.21		Paycheck Protection Program Loan Promissory Note, dated April 17, 2020, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.1	April 22, 2020

Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22		Translation of the Maximum Loan Contract between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated June 7, 2022.	8-K	001-36083	10.1	June 10, 2022

10.22.1		Translation of the Maximum Mortgage Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated June 7, 2022.	8-K	001-36083	10.2	June 10, 2022

10.23		Form of Trademark License Agreement, by and among Applied Optoelectronics, Inc., and Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.1	September 15, 2022

10.23.1		Form of Technology Cross-License Agreement, by and among Applied Optoelectronics, Inc., Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.2	September 15, 2022

10.23.2	**	Form of Product Supply Agreement, by and between Applied Optoelectronics, Inc. and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.3	September 15, 2022

10.23.3	**	Form of Contract Manufacturing Agreement, by and among Applied Optoelectronics, Inc., Global Technology Co., Ltd., and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.	8-K	001-36083	10.4	September 15, 2022

10.24		Loan Security and Guarantee Agreement, dated November 16, 2022, between Applied Optoelectronics, Inc. and CIT Northbridge Credit, LLC.	8-K	001-36083	10.1	November 21, 2022

10.25		Statement of Work No. 1 – Foundry between Applied Optoelectronics, Inc. and Microsoft Corporation, effective December 16, 2022	8-K	001-36083	10.1	May 3, 2023

10.25.1		Microsoft Corporation Purchase Order Terms & Conditions (included as Appendix C to Exhibit 10.1)	8-K	001-36083	10.2	May 3, 2023

Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26		Third Amendment to Lease, dated June 9, 2023, between Applied Optoelectronics, Inc. and Albany Road-Breck Exchange LLC	8-K	001-36083	10.1	June 14, 2023

10.27		Statement of Work No. 2 – Design and Assembly, between Applied Optoelectronics, Inc. and Microsoft Corporation, effective June 21, 2023	8-K	001-36083	10.1	June 21, 2023

10.27.1		Microsoft Corporation Purchase Order Terms & Conditions (included as Appendix J to Exhibit 10.1)	8-K	001-36083	10.2	June 21, 2023

10.28		Form of Exchange Agreement, dated as of November 30, 2023, between Applied Optoelectronics, Inc. and the applicable Noteholders	8-K	001-36083	10.1	December 1, 2023

10.29	**	Purchase Agreement, dated as of November 30, 2023, by and between Applied Optoelectronics, Inc. and Raymond James & Associates, Inc.	8-K	001-36083	10.1	December 5, 2023

10.30		Translation of the Asset Pool Agreement, between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated December 21, 2023	8-K	001-36083	10.1	December 27, 2023

10.30.1		Translation of the Pledge Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated December 21, 2023	8-K	001-36083	10.2	December 27, 2023

21.1		Subsidiaries of the registrant	S-1	333-190591	21.1	August 13, 2013

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see the signature page in this Annual Report on Form 10-K).

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

97	*	Compensation Recovery Policy

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
February 23, 2024

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

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin
CHIH-HSIANG (THOMPSON) LIN,
President, Chief Executive Officer and	February 23, 2024
Chairman of the Board of Directors
(principal executive officer)

/s/ STEFAN J. MURRY
STEFAN J. MURRY,
Chief Financial Officer	February 23, 2024
(principal financial officer and
principal accounting officer)

Signature	Date

/s/ WILLIAM H. YEH
WILLIAM H. YEH,	February 23, 2024
Director

/s/ RICHARD B. BLACK
RICHARD B. BLACK,	February 23, 2024
Director

/s/ CHE-WEI LIN
CHE-WEI LIN,	February 23, 2024
Director

/s/ CYNTHIA (CINDY) DELANEY
CYNTHIA (CINDY) DELANEY,	February 23, 2024
Director

/s/ ELIZABETH LOBOA
ELIZABETH LOBOA,	February 23, 2024
Director

/s/ MIN-CHU (MIKE) CHEN
MIN-CHU (MIKE) CHEN,	February 23, 2024
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Applied Optoelectronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2024 expressed an unqualified opinion.

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

Inventory Reserve

As described further in Note B to the financial statements, the Company assesses the valuation of its inventory on a periodic basis and provides a reserve based on several factors including products’ life span and management’s estimates of future demand. We identified the accounting for the inventory reserve as a critical audit matter.

The principal considerations for our determination that accounting for the inventory reserve is a critical audit matter are the judgments and estimates associated with management’s determination of inventory reserve adjustments, due to the nature of the inputs and assumptions used in the process and that the reserve is subject to estimation uncertainty and requires auditor subjectivity in evaluating reasonableness. Management developed certain percentages that determine the extent of inventory reserves based on the age and quantity of the inventory. Such percentages were determined through analysis of the inventory to determine each product's lifespan, a review of historical write-offs or scrapped inventory, and an assessment by product engineers of the possibility of obsolescence for each product.

Our audit procedures related to the accounting for the inventory reserve included the following:

●	We assessed the qualifications and competence of management and evaluated the methodologies used to determine the inventory reserve;
●	We tested the design and operating effectiveness of key controls related to the accounting for the inventory reserve, including controls relating to management’s development of the reserve; and
●	We obtained the underlying inventory aging report and agreed the balances to the general ledger to test for completeness and performed the following:
●	recalculated the unit price and agreed such unit price to inventory details;
●	selected inventory items to re-age;
●	tested the underlying source of information and the mathematical accuracy of the calculation used in the inventory reserve; and
●	tested the sensitivity of the inputs utilized in the reserve calculation.

Impairment of Long-Lived Assets

As described further in Note B to the financial statements, the Company accounts for impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets. The Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If assets are determined not to be recoverable, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The undiscounted future net cash flows, and any subsequent fair value determination, are based on assumptions and projections that require subjective judgments. We identified the long-lived assets impairment assessment and cash flow analysis as a critical audit matter.

The principal consideration for our determination that the long-lived assets impairment assessment and cash flow analysis represents a critical audit matter is the judgments and assumptions associated with management’s determination of the recoverability of the long-lived assets including any subsequent fair value assessments. Auditing the undiscounted future net cash flows involved a high degree of subjectivity, auditor judgment and audit effort in evaluating management’s significant assumptions primarily due to the sensitivity of the underlying significant assumptions used in the cash flow analysis. The Company used an undiscounted cash flow model to assess the recoverability of the long-lived assets, which included assumptions such as revenue growth rates, operating expenses, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, capital expenditures, asset grouping, forecast period and future sales values. These significant assumptions are forward looking and could be affected by future economic and market conditions.

Our audit procedures related to the assessment of long-lived asset impairment and cash flow analysis included the following:

●	We assessed the qualifications and competence of management and evaluated the methodologies used in the impairment assessment of long-lived assets;
●

We tested the design and operating effectiveness of key controls related to the accounting for possible impairment, including controls relating to management’s development of forecasts for revenue growth rates, operating expenses, EBITDA margins, capital expenditures, asset grouping, forecast period and future sales values;

●

We tested the assumptions, including testing of underlying source information and the mathematical accuracy of the calculations, used within the undiscounted cash flow models to estimate the recoverability of long-lived assets, which included assumptions such as revenue growth rates, operating expenses, EBITDA margins, capital expenditures, asset grouping, forecast period and future sales values;

●	We tested the Company’s ability to forecast future cash flows by reviewing actual results compared to amounts previously forecasted; and
●	We tested the sensitivity of the undiscounted cash flows utilized in the recoverability test.

/s/ GRANT THORNTON LLP

Houston, Texas

February 23, 2024

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except the par value)

	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$45,366	$24,685
Restricted cash	9,731	10,902
Accounts receivable - trade, net of allowance of $3 and $28, respectively	48,071	61,175
Notes receivable	219	339
Inventories	63,866	79,679
Prepaid income tax	3	—
Prepaid expenses and other current assets	5,349	6,384
Total current assets	172,605	183,164
Property, plant and equipment, net	200,317	210,184
Land use rights, net	5,030	5,238
Operating right of use asset	5,026	5,566
Financing right of use asset	—	26
Intangible assets, net	3,628	3,699
Other assets, net	2,580	386
TOTAL ASSETS	$389,186	$408,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$32,892	$47,845
Bank acceptance payable	15,482	12,337
Accrued liabilities	18,549	17,222
Unearned revenue	1,803	3,000
Current lease liability - operating	1,149	1,041
Current lease liability - financing	—	63
Current portion of notes payable and long-term debt	23,197	57,074
Current portion of convertible notes	286	—
Total current liabilities	93,358	138,582
Convertible senior notes	76,233	79,506
Non-current lease liability - operating	4,726	5,505
TOTAL LIABILITIES	174,317	223,593
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common Stock; 80,000 shares authorized at $0.001 par value; 38,148 and 28,622 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	38	29
Additional paid-in capital	478,972	391,526
Accumulated other comprehensive income	975	2,183
Accumulated deficit	(265,116)	(209,068)
TOTAL STOCKHOLDERS' EQUITY	214,869	184,670
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$389,186	$408,263

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Revenue, net	$217,646	$222,818	$211,565
Cost of goods sold	158,725	189,191	173,850
Gross profit	58,921	33,627	37,715
Operating expenses
Research and development	35,975	36,244	41,220
Sales and marketing	11,069	9,723	10,899
General and administrative	53,226	46,658	42,362
Total operating expenses	100,270	92,625	94,481
Loss from operations	(41,349)	(58,998)	(56,766)
Other income (expense)
Interest income	609	126	70
Interest expense	(9,428)	(6,319)	(5,620)
Other income (expense), net	(5,871)	(1,205)	8,156
Total other income (expense), net	(14,690)	(7,398)	2,606
Loss before income taxes	(56,039)	(66,396)	(54,160)
Income tax expense	(9)	(1)	(2)
Net loss	$(56,048)	$(66,397)	$(54,162)
Net loss per share
Basic	$(1.75)	$(2.38)	$(2.01)
Diluted	$(1.75)	$(2.38)	$(2.01)

Weighted average shares used to compute net loss per share:
Basic	31,944,259	27,846,387	26,912,141
Diluted	31,944,259	27,846,387	26,912,141

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2023	2022	2021
Net loss	$(56,048)	$(66,397)	$(54,162)
Gain/(Loss) on foreign currency translation adjustment	(1,208)	(13,888)	4,381
Comprehensive loss	$(57,256)	$(80,285)	$(49,781)

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2021, 2022 and 2023

(in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity
January 1, 2021	—	$—	25,110	$25	$354,685	$11,690	$(88,509)	$277,891
Public offering of common stock, net	—	—	1,552	1	15,288	—	—	15,289
Stock options exercised, net of shares withheld for employee tax	—	—	2	—	8	—	—	8
Issuance of restricted stock, net of shares withheld for employee tax	—	—	659	1	(959)	—	—	(958)
Share-based compensation	—	—	—	—	12,121	—	—	12,121
Foreign currency translation adjustment	—	—	—	—	—	4,381	—	4,381
Net loss	—	—	—	—	—	—	(54,162)	(54,162)
December 31, 2021	—	$—	27,323	$27	$381,143	$16,071	$(142,671)	$254,570
Public offering of common stock, net	—	—	437	1	1,237	—	—	1,238
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of shares withheld for employee tax	—	—	862	1	(454)	—	—	(453)
Share-based compensation	—	—	—	—	9,600	—	—	9,600
Foreign currency translation adjustment	—	—	—	—	—	(13,888)	—	(13,888)
Net loss	—	—	—	—	—	—	(66,397)	(66,397)
December 31, 2022	—	$—	28,622	$29	$391,526	$2,183	$(209,068)	$184,670
Public offering of common stock, net	—	—	8,275	8	76,498	—	—	76,506
Stock options exercised, net of shares withheld for employee tax	—	—	48	—	21	—	—	21
Issuance of restricted stock, net of shares withheld for employee tax	—	—	1,203	1	(957)	—	—	(956)
Share-based compensation	—	—	—	—	11,884	—	—	11,884
Foreign currency translation adjustment	—	—	—	—	—	(1,208)	—	(1,208)
Net loss	—	—	—	—	—	—	(56,048)	(56,048)
December 31, 2023	—	$—	38,148	$38	$478,972	$975	$(265,116)	$214,869

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(56,048)	$(66,397)	$(54,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of bad debt	(24)	(3)	(32)
Lower of cost or net realizable value reserve adjustment to inventory	8,728	4,900	3,889
Depreciation and amortization	20,427	23,202	25,371
Amortization of debt issuance costs	2,308	902	865
Loss (gain) on disposal of assets	51	(47)	1
Share-based compensation	11,884	9,600	12,121
Interest for extinguishment of debt	—	—	(70)
Extinguishment of debt	—	—	(6,229)
Unrealized foreign exchange (gain) loss	(1,313)	1,916	645
Changes in operating assets and liabilities:
Accounts receivable, trade	13,128	(12,749)	(7,020)
Notes receivable	83	7,764	(7,585)
Prepaid income tax	(3)	1	1
Inventories	6,790	1,150	15,786
Other current assets	1,008	(2,406)	867
Operating right of use asset	530	888	848
Accounts payable	(14,953)	12,966	7,069
Accrued income taxes	(1)	—	1
Accrued liabilities	1,333	5,260	(3,092)
Unearned Revenue	(1,197)	—	—
Lease liability	(660)	(969)	(918)
Net cash used in operating activities	(7,929)	(14,022)	(11,644)
Investing activities:
Purchase of property, plant and equipment	(9,079)	(3,210)	(7,981)
Proceeds from disposal of equipment	135	403	114
Deposits and prepaid for equipment	(5,229)	(529)	(2,222)
Purchase of intangible assets	(588)	(498)	(457)
Net cash used in investing activities	(14,761)	(3,834)	(10,546)
Financing activities:
Principal payments of long-term debt and notes payable	(80,214)	(7,336)	(4,144)
Proceeds from line of credit borrowings, net of debt issuance costs	57,626	143,261	122,935
Repayments of line of credit borrowings, net of debt issuance costs	(91,791)	(131,030)	(111,287)
Proceeds from bank acceptance payable	57,057	45,666	24,622
Repayments of bank acceptance payable	(53,748)	(40,573)	(32,465)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	83,661	—	—
Principal payments of financing lease	(63)	(19)	(18)
Exercise of stock options	22	—	8
Payments of tax withholding on behalf of employees related to share-based compensation	(956)	(454)	(961)
Proceeds from common stock offering, net	68,984	1,238	15,397
Net cash provided by financing activities	40,578	10,753	14,087
Effect of exchange rate changes on cash	1,622	1,553	(876)
Net decrease in cash, cash equivalents and restricted cash	19,510	(5,550)	(8,979)
Cash, cash equivalents and restricted cash at beginning of period	35,587	41,136	50,115
Cash, cash equivalents and restricted cash at end of period	$55,097	$35,587	$41,136
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$8,098	$5,142	$4,899
Income taxes	9	—	1
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$1,053	$(164)	$(4,027)
Net change in deposits and prepaid for equipment related to property and equipment additions	(1,297)	67	84

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

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $17.7 million and $17.5 million at December 31, 2023 and 2022, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2023, approximately $36.8 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

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

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2023, 2022 and 2021, its top five customers represented 85.6%, 78.2%, and 67% of its revenue, respectively. In 2023, Microsoft, ATX and Digicomm represented 46.6%, 15.6% and 11.3% of its revenue, respectively. In 2022, ATX and Microsoft represented 47.3% and 18.4% of its revenue.

The five largest receivable balances for customers represented an aggregate of 75.4% and 86.9% of total accounts receivable at December 31, 2023 and 2022, respectively. As of December 31, 2023, Digicomm represented 35.2% of total accounts receivable and ATX represented 21.4% of total accounts receivable. As of December 31, 2022, ATX represented 64.9% of total accounts receivable, respectively. No other customer represented greater than ten percent of revenue in 2023 or 2022 had greater than ten percent of total accounts receivable at December 31, 2023 or 2022.

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

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2023, the Company had 326 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life between 10 and 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

12.	Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets. In accordance with ASC 360, the Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. The Company did not record any asset impairment charges in 2023, 2022 or 2021.

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

The Company derives revenue from the manufacture and sale of fiber optic networking products. Revenue recognition follows the criteria of ASC 606, Revenue from Contracts with Customers. Specifically, the Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally this occurs with the transfer of control of products or services at point of time or over times. When the Company receives payments and its obligations to customers are not satisfied, the Company will recognize the payment as Unearned Revenue from customers.

16.	Product Warranty

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs may exceed the accrual, in which case the cost of sales will increase in the future. As of December 31, 2023 and 2022, the amount of accrued warranty was $0.25 million and $0.1 million, respectively. Changes in products warranty were as follows (in thousands):

	Year ended December 31,
	2023	2022
Beginning Balance, January 1	$140	$263
Warranty costs incurred	(44)	(85)
Provision for warranty	159	(38)
Ending Balance, December 31	$255	$140

17.	Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $0.8 million, $0.8 million, and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 (“the 2017 Act”) is the global intangible low-taxed income provisions ("GILTI"). In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 31, 2023, December 31, 2022, and December 31, 2021, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

22.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2023

There was no accounting pronouncement adopted in 2023.

Recent Accounting Pronouncements Yet to be Adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact the new standard will have on its financial statements and related disclosure.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker (CODM) and other items, and also require the annual disclosures on an interim basis. This guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact the new standard will have on its financial statements and related disclosure.

In October 2023, the FASB issued ASU 2023-06 "Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative", which amends U.S. GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K.  The Company has evaluated the new standard and determined that it will have no material impact on its financial statements or disclosures since the Company is already subject to the relevant SEC disclosure requirements.

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

4. Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price for each performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately.

In cases where there is no directly observable stand alone selling price, allowable estimation methods are used. For example for contracts involving non-recurring engineering, an expected cost plus margin approach has typically been adopted to estimate the standalone selling price.

5. Recognize revenue when or as the Company satisfies a performance obligation

For product sales, the Company generally satisfies performance obligations at a point in time, most often upon shipment of a product to the customer or delivery of the product to the customer.  In the case of such point in time satisfaction of a performance obligation, revenue is recognized based on the transaction price at the time the related performance obligation is satisfied.

For service obligations, the Company generally recognizes revenue over time. The most common type of service obligation encountered by the Company is an arrangement involving non-recurring engineering in which service revenue is typically recognized over time under either the time and material practical expedient, as the Company has a right to consideration from a customer, in an amount that corresponds directly with the value to the customer of the Company's performance completed to date, or under the output method, for example using contract-specific milestones or other objective measures of progress.

Unearned Revenue

Unearned Revenue results from cash received or amounts billed to customers in advance of revenue recognized upon the satisfaction of performance obligations. As of December 31, 2023, and 2022, the Company had Unearned Revenue of $1.8 million and $3 million, respectively. The following table reflects the changes in Unearned Revenue in our consolidated financial statements for the periods indicated (in thousands). The remaining $1.8 million will be expected to be recognized as revenue gradually in 2024, depending on the customer's request.

	December 31, 2023	December 31, 2022
Unearned Revenue, beginning of period	$3,000	$—
Additional Unearned Revenue	12,608	3,000
Revenue recognized	13,805	—
Unearned Revenue, end of period	$1,803	$3,000

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note R, "Segments and Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Years ended December 31,
		% of		% of		% of
	2023	Revenue	2022	Revenue	2021	Revenue
CATV	$59,942	27.5%	$118,169	53.0%	$94,266	44.6%
Data Center	141,213	64.9%	77,094	34.6%	97,461	46.1%
Telecom	13,831	6.4%	24,727	11.1%	16,247	7.7%
FTTH	56	0.0%	129	0.1%	957	0.5%
Other	2,604	1.2%	2,699	1.2%	2,634	1.2%
Total Revenue	$217,646	100.0%	$222,818	100.0%	$211,565	100.0%

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

Lease expense is included under general and administrative expenses and was $1.2 million, $1.2 million, and $1.3 million, respectively, for the years ended December 31, 2023, 2022 and 2021, respectively. The Components of lease expense were as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2023	2022
Operating lease expense	$1,146	$1,161
Financing lease expense	27	32
Short Term lease expense	22	27
Total lease expense	$1,195	$1,220

Maturities of lease liabilities are as follows for the future one-year periods ending December 31, (in thousands):

	Operating	Financing	Total
2024	$1,330	$—	$1,330
2025	1,307	—	1,307
2026	1,106	—	1,106
2027	1,092	—	1,092
2028	1,093	—	1,093
2029 and thereafter	463	—	463
Total lease payments	$6,391	$—	$6,391
Less imputed interest	(516)	—	(516)
Present value	$5,875	$—	$5,875

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	December 31,	December 31,
	2023	2022
Weighted Average Remaining Lease Term (Years) - operating leases	5.10	6.16
Weighted Average Remaining Lease Term (Years) - financing leases	—	0.83
Weighted Average Discount Rate - operating leases	3.30%	3.21%
Weighted Average Discount Rate - financing leases	—	5.00%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,250	1,234
Operating cash flows from financing lease	2	4
Financing cash flows from financing lease	63	19
Right-of-use assets obtained in exchange for new operating lease liabilities	-	—

NOTE E—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$45,366	$24,685
Restricted cash	9,731	10,902
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$55,097	$35,587

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances associated with certain credit facilities. As of December 31, 2023 and 2022, there was $6.5 million and $8.7 million of restricted cash required for bank acceptance notes issued to vendors, respectively. There was $2.5 million and $1.1 million certificate of deposit with original maturity of 90 days or less associated with credit facilities with a bank in China as of  December 31, 2023 and 2022 respectively. There was $0.7 million and $1.0 million guarantee deposits for customs duties as of December 31, 2023 and December 31, 2022.

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

The following table presents the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(56,048)	$(66,397)	$(54,162)
Denominator:
Weighted average shares used to compute net loss per share
Basic	31,944	27,846	26,912
Effect of dilutive options and restricted stock units	—	—	—
Diluted	31,944	27,846	26,912
Net loss per share
Basic	$(1.75)	$(2.38)	$(2.01)
Diluted	$(1.75)	$(2.38)	$(2.01)

The following potentially dilutive securities were excluded from diluted net loss per share as their effect would have been antidilutive (in thousands):

	As of December 31,
	2023	2022
Employee stock options	-	-
Restricted stock units	1,167	1
Shares for convertible senior notes	5,264	4,587
Total antidilutive shares	6,431	4,588

NOTE G—INVENTORIES

At December 31, 2023 and 2022, inventories consisted of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$22,128	$25,732
Work in process and sub-assemblies	33,792	39,563
Finished goods	22,452	26,794
Allowance for Inventory	(14,506)	(12,410)
Total inventory	$63,866	$79,679

For the years 2023, 2022 and 2021, the inventory reserve adjustment expensed for inventory was $8.7 million, $4.9 million, and $3.9 million, respectively. For the years December 31, 2023, 2022 and 2021, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $10.6 million, $10.4 million, and $16.8 million, respectively.

NOTE H—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	December 31, 2023	December 31, 2022
Land improvements	$806	$806
Building and improvements	86,534	86,372
Machinery and equipment	257,842	251,216
Furniture and fixtures	5,449	5,382
Computer equipment and software	12,059	11,713
Transportation equipment	673	679
	363,363	356,168
Less accumulated depreciation and amortization	(194,086)	(177,519)
	169,277	178,649
Construction in progress	29,939	30,434
Land	1,101	1,101
Total property, plant and equipment, net	$200,317	$210,184

For the years ended December 31, 2023, 2022 and 2021, depreciation expense of property, plant and equipment was $19.7 million, $22.6 million, and $24.8 million, respectively. For the years  December 31, 2023, 2022 and 2021, the capitalized interest was $0 million, $0.2 million, and $0.9 million, respectively.

As of December 31, 2023, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

NOTE I—INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods indicated (in thousands):

	December 31, 2023
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,502	$(5,981)	$3,521
Trademarks	138	(31)	$107
Total intangible assets	$9,640	$(6,012)	$3,628

	December 31, 2022
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$8,994	$(5,330)	$3,664
Trademarks	56	(21)	35
Total intangible assets	$9,050	$(5,351)	$3,699

For the years ended December 31, 2023, 2022 and 2021, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.7 million, $0.6 million and $0.5 million, respectively. The remaining weighted average amortization period for intangible assets is approximately six years.

At December 31, 2023, future amortization expense for intangible assets is estimated to be (in thousands):

December 31, 2023
2024	$683
2025	683
2026	683
2027	683
2028	683
2029	213
thereafter	-
Total	$3,628

NOTE J—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$45,366	$—	$—	$45,366
Restricted cash	9,731	—	—	9,731
Note receivable	—	219	—	219
Total assets	$55,097	$219	$—	$55,316
Liabilities:
Bank acceptance payable	—	$15,482	—	$15,482
Convertible senior notes	—	76,519	—	76,519
Total liabilities	$—	$92,001	$—	$92,001

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2022(in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$24,685	$—	$—	$24,685
Restricted cash	10,902	—	—	10,902
Note receivable	—	339	—	339
Total assets	$35,587	$339	$—	$35,926
Liabilities:
Bank acceptance payable	—	$12,337	—	$12,337
Convertible senior notes	—	58,314	—	58,314
Total liabilities	$—	$70,651	$—	$70,651

NOTE K—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31, 2023	December 31, 2022
Revolving line of credit with a U.S. bank up to $27.8 million with interest at 8.984%, maturing the earlier of either 12/14/2023 or 11/16/2025 if the convertible debt remained in effect	—	$25,000
Revolving line of credit with a China bank up to $19.04 million with interest from 4.57% to 6.12%, maturing May 24, 2024	12,608	13,102
Credit facility with a China bank up to $26.65 million with interest of 4.45% to 6.6%, maturing June 6, 2027	10,589	20,140
Sub-total	23,197	58,242
Less debt issuance costs, net	—	(1,168)
Grand total	23,197	57,074
Less current portion	(23,197)	(57,074)
Non-current portion	$-	$-

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$15,482	$12,337

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2023.

On November 16, 2022, the Company entered into a Loan Security and Guarantee Agreement (the “Credit Facility”) with CIT Northbridge Credit, LLC, as agent for secured parties. The Credit Facility provided the Company with a three-year, $27.78 million revolving line of credit. Borrowings under the Credit Facility were to be used to repay senior debt with Truist Bank and for working capital needs, capital expenditures, and other corporate purposes. The Company's obligations under the Credit Facility were secured by the Company's inventory, accounts receivable, instruments, equipment, intellectual property, and all business assets with the exception of real estate and all foreign assets. Borrowings were to bear interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 3.75%, while monthly average usage was less than 50% of the Credit Facility, otherwise SOFR plus 4.75%. The Credit Facility was to become due at the earlier date of either November 16, 2025 or 91 days prior to the maturity of the 2024 Notes. On August 16, 2023, the Company delivered a termination notice to CIT to terminate the Credit Facility. As a result of the Company's delivery of such termination notice, the Credit Facility was terminated effective as of November 17, 2023 and was fully repaid.

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the “SPD Credit Line”), or approximately $25.4 million, and a mortgage security agreement (the “Security Agreement”), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. The total SPD Credit Line of 180 million RMB is inclusive of all credit facilities previously entered into with SPD including: a 30 million RMB credit facility entered into on May 7, 2019; and a 9.9 million RMB credit facility entered into on April 30, 2019 and $2 million credit facility entered into on May 8, 2019. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of December 31, 2023, $12.6 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $12.5 million.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (" ¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. On December 21, 2023, Global entered into an asset pool business cooperation agreement ("Asset Pool Agreement") and an asset pool pledge contract ("Pledge Contract") (referred to collectively as the Pledge Asset Line"), with CZB, which supplements the existing ¥200M Credit Facility. The Pledge Asset Line does not constitute a new credit line or an increase to the existing credit limits. Global may draw upon the Pledge Asset Line between December 21, 2023 and December 21, 2025 ("Asset Pool Period"). During the Asset Pool Period, Global may request to draw upon the Pledge Asset Line on an as-needed bases; however, amount of available credit under the Pledge Asset Line and approval of each draw may be reduced or declined by CZB due to changes in Chinese government regulations and/or changes in Global's financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global's obligations under the Pledge Asset Line will be secured by certain financial assets, including but not limited to, deposit receipts, domestic accounts receivable and electronic commercial paper. As of December 31, 2023, $10.6 million was outstanding under the ¥200M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $2.9 million.

As of December 31, 2023 and December 31, 2022, the Company had $22.5 million and $13.3 million of unused borrowing capacity, respectively.

As of December 31, 2023 and December 31, 2022, there was $9.7 million and $9.9 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

NOTE L—Convertible Senior Notes

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024 (the “2024 Notes”). On December 5, 2023, the Company issued approximately $80.2 million aggregate principal amount of 5.250% convertible senior notes due 2026 (the "2026 Notes"), and on the same day consummated various separate, privately negotiated exchange agreements with certain holders of its 2024 Notes to exchange or repurchase approximately $80.2 million principal amount of the 2024 Notes for aggregate consideration consisting of approximately $81.1 million in cash, which included accrued interest on the 2024 Notes, and approximately 466,368 shares of the Company's common stock, par value $0.001 per share.

The 2026 Notes were issued pursuant to an Indenture, dated as of December 5, 2023, (the "Indenture"), between the Company and Computershare Trust Company, N.A., as trustee. The 2026 Notes will bear interest at a rate of 5.250% per year and will pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2024. The 2026 Notes will mature on December 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

The following table presents the carrying value of the 2026 Notes for the periods indicated (in thousands):

December 31, 2023
Principal	$80,214
Unamortized debt issuance costs	(3,981)
Net carrying amount	$76,233

The conversion rate for the 2026 Notes is 65.6276 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (which is equivalent to a conversion price of approximately $15.24 per share of the Company’s common stock, representing a premium of approximately 15% over the last reported sale price of the Company’s common stock on November 30, 2023 of $13.25 per share), subject to adjustment. Before September 15, 2026, holders of the 2026 Notes will have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after September 15, 2026, holders of the 2026 Notes may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s).

Initially there are no guarantors of the 2026 Notes, but the 2026 Notes will be fully and unconditionally guaranteed, on a senior, unsecured basis by certain of the Company’s future domestic subsidiaries.  The 2026 Notes are the Company’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2026 Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.  The Note Guarantee (as defined in the Indenture) of each future guarantor, if any, will be such guarantor’s senior, unsecured obligations and is equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to such future guarantor’s existing and future indebtedness that is expressly subordinated to the 2026 Notes and effectively subordinated to such future guarantor’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.

The Indenture contains covenants that limit the Company’s ability and the ability of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue disqualified stock; and (ii) create or incur liens.

The 2026 Notes will be redeemable, in whole or in part (subject to certain limitations described in the Indenture), at the Company’s option at any time, and from time to time, on or after December 15, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date it sends such notice.

In addition, the 2026 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of a holder of 2026 Notes as of the close of business on a record date to receive the related interest payment on the corresponding interest payment date), if the Company completes the "Specified Divestiture" of (x) one or more of its manufacturing facilities located in the People’s Republic of China and/or (y) significant assets located in the People’s Republic of China which relate to the Company’s transceiver business and multi-channel optical sub-assembly products (or any substantially related assets), for aggregate consideration in cash to the Company of not less than the U.S. Dollar equivalent of $150,000,000 (measured at the time of completion).

Calling any Convertible Note for redemption will constitute a “Make-whole fundamental change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

In addition, if the Specified Divestiture is completed, then each holder of 2026 Notes will have the right to require the Company to repurchase its 2026 Notes for cash on a date of the Company’s choosing, which must be a business day that is no more than 35, nor less than 20, business days after we send the related notice of Specified Divestiture. The repurchase price for a note tendered for such repurchase will be equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date (subject to the right of a holder of 2026 Notes as of the close of business on a record date to receive the related interest payment on the corresponding interest payment date).

Moreover, if the Company undergoes a fundamental change, as described in the Indenture, holders of the 2026 Notes may require the Company to repurchase for cash all or part of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the required repurchase date.

Additionally, the 2026 Notes are subject to customary events of default. No sinking fund is provided for the 2026 Notes.

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

The following table sets forth interest expense information related to the 2024 Notes (in thousands):

	Year ended December 31,
	2023	2022
Contractual interest expense	$4,039	$4,025
Amortization of debt issuance costs	849	826
Total interest cost	$4,888	$4,851
Effective interest rate	5.1%	5.1%

NOTE M—ACCRUED LIABILITIES

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	December 31, 2023	December 31, 2022
Accrued payroll	$12,146	$9,702
Accrued employee benefits	3,376	3,265
Accrued state and local taxes	745	588
Accrued interest	341	1,597
Accrued shipping and tariff expenses	27	—
Advance payments	187	216
Accrued commission	649	937
Accrued professional fees	270	409
Accrued product warranty	255	140
Accrued other	553	368
Total accrued liabilities	$18,549	$17,222

NOTE N—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following for the periods indicated (in thousands):

	Year ended December 31,
	2023	2022	2021
Foreign exchange transaction gain (loss)	$711	$(1,488)	$454
Government subsidy income	937	160	1,345
Other non-operating gain(loss)	(7,468)	76	129
Loan forgiveness	—	—	6,229
Gain (loss) on disposal of assets	(51)	47	(1)
Total other gain (loss), net	$(5,871)	$(1,205)	$8,156

NOTE O—INCOME TAXES

The sources of the Company’s loss from operations before income taxes were as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Domestic	$(52,886)	$(45,404)	$(21,229)
Foreign	(3,153)	(20,992)	(32,931)
Total loss before income taxes	$(56,039)	$(66,396)	$(54,160)

The provision for income tax expense (benefit) for the years ended December 31, was as follows (in thousands):

Current:	2023	2022	2021
Federal	$—	$—	$—
State	1	1	2
Foreign	8	—	—
Total	$9	$1	$2
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total	$—	$—	$—

Income tax (benefit) expense	$9	$1	$2

Deferred income tax assets and liabilities result principally from net operating losses, different methods of recognizing depreciation, reserves for doubtful accounts and inventory, research and development credits and foreign tax credits. At December 31, the net deferred tax assets and liabilities are comprised of the following approximate amounts (in thousands):

	2023	2022
NOL carryforward	$49,469	$47,901
Inventory reserves	3,195	2,892
Unrealized gains and losses	355	363
Share-based compensation	1,013	914
Foreign tax credit	4,599	4,599
Research and development credits	10,998	10,505
Capitalized research and development	8,717
Interest	5,659	3,966
ASC 842 Assets	1,561	1,602
Other	941	776
Deferred tax assets	86,507	73,518
Less valuation allowance	(78,124)	(69,680)
Deferred tax assets, net	8,383	3,838
Depreciation and amortization	(6,992)	(2,441)
ASC 842 Liabilities	(1,391)	(1,397)
Deferred tax liabilities	(8,383)	(3,838)
Deferred tax assets, net	$—	$—

The Company has a U.S. net operating loss carry forward of approximately $112 million, $32.7 million of which, if unused, expires between 2026 and 2032 and $79.3 million of which, can be carried forward indefinitely. The Company has U.S. and state research and development tax credits of $11 million, which, if unused, expire between 2028 and 2043. In addition, the Company has foreign tax credits of $4.6 million, which, if unused, will expire in 2028. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. As of December 31, 2023, the Company had Taiwan net operating loss carry forwards of approximately $73.7 million and China net operating loss carry forwards of approximately $66.9 million.  The carryforward period for the Taiwan net operating loss carry forwards is ten years, and the expiration period begins 2028.  The carryforward period for China net operating loss carry forwards is ten years, and the expiration period begins 2029.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2023 and December 31, 2022, a valuation allowance of $78.1 million and $69.7 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The following table shows the change in the deferred tax valuation allowance as follows:

	2023	2022	2021
Beginning Balance, January 1	$69,680	$57,721	$43,462
Change charged to expense/(income)	8,755	14,196	13,822
Change charged to currency translation adjustment	(311)	(2,237)	437
Ending Balance, December 31	$78,124	$69,680	$57,721

A reconciliation of the U.S. federal income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021, respectively, to the Company’s effective income tax rate follows (in thousands):

	2023	2022	2021
Expected taxes at statutory rate	$(11,768)	$(13,943)	$(11,374)
PPP loan forgiveness	—	—	(1,308)
Non-deductible/non-taxable items	57	33	897
Global intangible low-taxed incom	2,568
Foreign rate differences	242	552	107
Foreign permanent differences	(1,212)	(1,407)	(1,320)
Changes in valuation allowance	8,755	14,196	13,822
Share-based compensation	729	879	468
Research and development credits	(492)	(626)	(872)
Extinguishment of debt	1,580	—	—
Foreign other	—	—	—
Other, net	(450)	317	(418)
Tax (benefit) expense	$9	$1	$2

The Company's provision for income taxes in 2023 was higher than 2022 primarily due to state taxes and foreign taxes.

The Company's provision for income taxes in 2022 was lower than 2021 primarily due to state taxes.

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. However, Global Technology, Inc. has been recognized as a National high-tech enterprise since 2008 and entitled to a 15% reduced tax rate.  In December 2023, Global Technology, Inc. again renewed its National high-tech enterprise certificate and therefore extended its three-year tax preferential status until December 2026. This tax holiday reduced its 2023, 2022 and 2021 income tax provision by approximately $0.0 million, $0.0 million, and $0.0 million, respectively. This tax holiday reduced its fiscal 2023, 2022, and 2021 diluted earnings per share by approximately $0.00, $0.00, and $0.00 respectively. Effective January 1, 2016, China expanded the scope of the National high-tech enterprise to include additional deductions for qualifying research and development.

As of December 31, 2023, 2022 and 2021, the total amount of unrecognized tax benefit was $0.2 million, $0.2 million, and $0.2 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2023	2022	2021
Unrecognized tax benefits — January 1	$181	$181	$181
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	—	—	—
Unrecognized tax benefits — December 31	$181	$181	$181

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2023 as a result of net operating losses. During 2022 or 2021, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2020 through 2023. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2018 forward for various foreign jurisdictions.

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

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act, (the “CHIPS Act”) was signed into law. Among other things, the CHIPS Act provides for refundable tax credits and certain other financial incentives to further investments in domestic manufacturing. There was no material impact of this Act in 2023, and the Company has determined that any future impacts will depend on the extent to which the Company expands its semiconductor manufacturing operations in accordance with the requirements of the Act.

On August 16, 2022, legislation commonly known as the Inflation Reduction Act was signed into law. Among other things, the Inflation Reduction Act includes a 1% excise tax on corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. We do not currently expect the Inflation Reduction Act to have a material impact on our effective tax rate.

The Company expects any earnings of foreign subsidiaries to be indefinitely invested outside the United States. As of December 31, 2023, however, the Company does not have any accumulated undistributed earnings generated by foreign subsidiaries and has estimated that its tax basis in foreign subsidiaries exceeds its book basis. The Company has concluded that no deferred tax asset (DTA) should be recorded because at the present time it does not expect that the temporary book-tax basis difference that would create this DTA will reverse in the foreseeable future.

NOTE P—SHARE-BASED COMPENSATION

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

‑	the 2013 Equity Incentive Plan ("2013 Plan")
‑	the 2021 Equity Incentive Plan ("2021 Plan")
‑	the 2023 Inducement Plan ("Inducement Plan")

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
	(in thousands, except price data)
Outstanding, January 1, 2023	263	$10.41		$5.45	0.71	$—
Exercised	(48)	11.33	16.23	5.81	0.03	237
Forfeited	(214)	10.18		5.36		1,955
Outstanding, December 31, 2023	1	13.84		7.12	0.08	8
Exercisable, December 31, 2023	1	13.84		7.12	0.08	8
Vested and expected to vest	1	13.84		7.12	0.08	8

As of December 31, 2023, there was no unrecognized stock option expense.

Performance Based Incentive Plan

The Company approved to grant restricted performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program starting from June 2021. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of the performance of our stock price and the Total Shareholder Return (“TSR”) for the performance period compared with the TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria. We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period. The Company recognized PSU expense for the twelve months ended December 31, 2023 and 2022 was $3 million and $1.7 million, respectively. The following is a summary of PSU activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	766		$6.75	$1,447
Granted	767		8.89	3,566
Released	—		—	—
Cancelled/Forfeited	—		—	—
Outstanding, December 31, 2023	1,533		7.82	29,610
Vested and expected to vest	1,533		7.82	29,610

As of December 31, 2023, there was $6.6 million of unrecognized compensation expense related to these PSUs. This expense is expected to be recognized over 2.1 years.

Restricted Stock Units

Restricted stock units are issued to employees through a vesting plan and distribution schedule after employee remains with the Company for a particular length of time. The following is a total summary of RSU activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2023	2,209		$5.76	$4,176
Granted	2,200		4.76	10,449
Released	(1,397)	$5.61	6.15	7,833
Cancelled/Forfeited	(139)		3.91	2,692
Outstanding, December 31, 2023	2,873		4.89	55,507
Vested and expected to vest	2,873		4.89	55,507

As of  December 31, 2023, there was $12.1 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.41 years.

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

Employee share-based compensation expenses recognized for the years ended December 31, were as follows (in thousands):

Share-Based compensation - by expense type:

	2023	2022	2021
Cost of goods sold	$524	$488	$885
Research and development	1,492	1,332	2,173
Sales and marketing	1,110	857	1,115
General and administrative	8,758	6,923	7,948
Total share-based compensation expense	$11,884	$9,600	$12,121

NOTE Q—STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 80,000,000 shares of common stock, all of which have been designated voting common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Public Offerings of Common Stock

On January 5, 2023, the Company filed a Registration Statement on Form S- 3 with the Securities and Exchange Commission, which was declared effective on March 21, 2023, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $185 million. Pursuant to Rule 415(a)(6) under the Securities Act, the securities registered pursuant to this registration statement include unsold securities previously registered for sale pursuant to our previously filed Registration Statement on Form S- 3, which became effective on January 9, 2020.

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

On September 12, 2023, we entered into Amendment No. 1 to the Agreement with the Sales Agent, to increase the aggregate offering price from $35 million to $70 million. In November, 2023, we completed sales under the ATM Offering.

The details of the shares of common stock sold through the ATM Offering through December 31, 2023 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	Feb 2023	$2.811	158	$436	$9
Raymond James & Associates, Inc.	Jun 2023	4.036	2,497	9,879	202
Raymond James & Associates, Inc.	Aug 2023	11.645	1,150	13,124	268
Raymond James & Associates, Inc.	Sept 2023	10.184	892	8,901	182
Raymond James & Associates, Inc.	Oct 2023	11.003	1,043	11,244	229
Raymond James & Associates, Inc.	Nov 2023	12.572	2,068	25,473	520
Total			7,808	$69,057	$1,410

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Year ended December 31,
	2023	2022	2021
Revenues:
United States	$30,798	$7,423	$14,633
Taiwan	143,528	164,144	99,201
China	43,320	51,251	97,731
	$217,646	$222,818	$211,565

	As of December 31,
	2023	2022	2021
Long-lived assets:
United States	$75,283	$80,048	$87,709
Taiwan	47,668	50,777	63,644
China	91,050	93,888	108,509
	$214,001	$224,713	$259,862

The Company serves four primary markets, the internet data center, CATV, telecom and FTTH markets. Of the Company’s total revenues in 2023, the Company earned $141.2 million, or 64.9%, from the internet data center market, $59.9 million, or 27.5%, from the CATV market, $13.8 million, or 6.4%, from the telecom market and $0.1 million, or 0.0%, from the FTTH market. Of the Company’s total revenues in 2022, the Company earned $118.2 million, or 53.0%, from the CATV market, $77.1 million, or 34.6%, from the internet data center market, $24.7 million, or 11.1%, from the telecom market and $0.1 million, or 0.1%, from the FTTH market. Of the Company’s total revenues in 2021, the Company earned $94.3 million, or 44.6%, from the CATV market, $97.5 million, or 46.1%, from the internet data center market, $16.2 million, or 7.7%, from the telecom market and $2.7 million, or 1.2%, from the FTTH and Other markets.

NOTE S—EMPLOYEE BENEFIT PLANS

Employees of Global participate in a state-mandated social security program in China. Under this program, pension costs are recorded on the basis of required monthly contributions to employees’ individual accounts during their service periods. Under the regulations of the People’s Republic of China, Global is required to make fixed contributions to a fund, which is under the administration of the local labor departments. Pension expense for Global was $1.7 million, $1.0 million, and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Employees of Prime World’s Taiwan branch participate in a pension program under the Taiwan Labor Pension Act. Pension expense for the Prime World’s Taiwan branch was $0.5 million, $0.5 million, and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE T—COMMITMENTS AND CONTINGENCIES

Employment Agreements and Consultancy Agreements

The Company has entered into employment and indemnification agreements with our CEO. The agreement provides that if his employment is terminated as a result of a change of control of the Company, or if his employment is terminated for certain other reasons set forth in the agreements, the Company will be required to pay a severance payment in an amount equal to his annual base salary, and other additional compensation due under the terms of the agreements.

The Company has also entered into employment and indemnification agreements with four other named executive officers. These agreements provide that if their employment is terminated as a result of a change of control of the Company, the Company will be required to pay a severance payment in an amount equal to their annual base salary and other additional compensation due under the terms of the agreements.

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

Arbitration filed by Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.

On September 12, 2023, the Company delivered notice of termination with respect to that certain Agreement for the Sale and Purchase of a New Company to be Established in Hong Kong Special Administrative Region of the People’s Republic of China (the “Purchase Agreement”), dated September 15, 2022, with Prime World International Holdings Ltd. (the “Seller”) and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the “Purchaser”), pursuant to which the Seller would divest its manufacturing facilities located in the People's Republic of China and certain assets related to its transceiver business and multichannel optical sub-assembly products for the internet data center, FTTH and telecom markets. The termination, in accordance with the terms of the Purchase Agreement, was a result of the Purchaser's failure to satisfy certain of its material obligations under the Purchase Agreement. In terminating the Purchase Agreement, we also asserted the right to recover a break-up fee from the Purchaser. On December 22, 2023, the Purchaser filed for arbitration in Hong Kong with the Hong Kong International Arbitration Centre (“HKIAC”) challenging the validity of our termination notice and seeking specific performance with respect to the transactions contemplated in the Purchase Agreement, which in any case remain subject to regulatory approvals. On January 22, 2024, the Company filed its response, generally denying the Purchaser’s allegations and asserting counterclaims for recovery of a break-up fee. While the Company does not believe the Purchaser’s claims have merit and intends to vigorously defend this matter, it is not able to determine the outcome of this dispute or the likelihood or amount of the Company’s loss or recovery, if any, arising from this matter. If specific performance is granted by HKIAC, the transaction contemplated by the Purchase Agreement would still have to be approved by the Committee on Foreign Investment in the United States prior to its consummation. A hearing date for the arbitration has not been set.

Other Contingencies

None.

NOTE U—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.