Form 10-Q
period 2024-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2024-05-09
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of May 6, 2024, there were 38,907,933 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$8,433	$45,366
Restricted cash	8,972	9,731
Accounts receivable - trade, net of allowance of $0 and $3, respectively	57,476	48,071
Notes receivable	352	219
Inventories	54,322	63,866
Prepaid income tax	2	3
Prepaid expenses and other current assets	4,078	5,349
Total current assets	133,635	172,605
Property, plant and equipment, net	199,941	200,317
Land use rights, net	4,991	5,030
Operating right of use asset	4,552	5,026
Intangible assets, net	3,610	3,628
Other assets, net	4,187	2,580
TOTAL ASSETS	$350,916	$389,186
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,639	$32,892
Bank acceptance payable	10,712	15,482
Accrued liabilities	13,345	18,549
Unearned revenue	1,689	1,803
Current lease liability - operating	1,095	1,149
Current portion of notes payable and long-term debt	24,129	23,197
Current portion of convertible senior notes	—	286
Total current liabilities	74,609	93,358
Non-current lease liability - operating	4,250	4,726
Convertible senior notes	76,331	76,233
TOTAL LIABILITIES	155,190	174,317
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock; 80,000 shares authorized at $0.001 par value; 38,729 and 38,148 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	39	38
Additional paid-in capital	484,663	478,972
Accumulated other comprehensive income	(688)	975
Accumulated deficit	(288,288)	(265,116)
TOTAL STOCKHOLDERS' EQUITY	195,726	214,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$350,916	$389,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Revenue, net	$40,673	$53,030
Cost of goods sold	33,082	43,786
Gross profit	7,591	9,244
Operating expenses
Research and development	11,712	8,536
Sales and marketing	3,798	2,327
General and administrative	13,727	12,548
Total operating expenses	29,237	23,411
Loss from operations	(21,646)	(14,167)
Other income (expense)
Interest income	260	33
Interest expense	(1,676)	(2,137)
Other expense, net	(108)	(21)
Total other income (expense), net	(1,524)	(2,125)
Loss before income taxes	(23,170)	(16,292)
Income tax expense	—	—
Net loss	$(23,170)	$(16,292)
Net loss per share
Basic	$(0.60)	$(0.56)
Diluted	$(0.60)	$(0.56)

Weighted average shares used to compute net loss per share:
Basic	38,362,118	28,871,857
Diluted	38,362,118	28,871,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Net loss	$(23,170)	$(16,292)
Loss on foreign currency translation adjustment	(1,665)	1,640
Comprehensive loss	$(24,835)	$(14,652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2024 and 2023

(Unaudited, in thousands, except for share amount)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2023	—	$—	38,148	$38	$478,972	$975	$(265,116)	$214,869
Issuance of restricted stock, net of shares withheld for employee tax	—	—	309	1	(1,011)	—	—	(1,010)
Share-based compensation	—	—	—	—	2,839	—	—	2,839
Public offering of common stock, net	—	—	270	—	3,826	—	—	3,826
Shares converted by Notes Holder			2	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	—	—	(1,663)	(2)	(1,665)
Net loss	—	—	—	—	—	—	(23,170)	(23,170)
March 31, 2024	—	$—	38,729	$39	$484,663	$(688)	$(288,288)	$195,726

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2022	—	$—	28,622	$29	$391,526	$2,183	$(209,068)	$184,670
Issuance of restricted stock, net of shares withheld for employee tax	—	—	292	—	(76)	—	—	(76)
Share-based compensation	—	—	—	—	2,290	—	—	2,290
Public offering of common stock, net	—	—	158	—	407	—	—	407
Foreign currency translation adjustment	—	—	—	—	—	1,640	(2)	1,638
Net loss	—	—	—	—	—	—	(16,292)	(16,292)
March 31, 2023	—	$—	29,072	$29	$394,147	$3,823	$(225,362)	$172,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Operating activities:
Net loss	$(23,170)	$(16,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of bad debt	(3)	11
Inventory reserve adjustment	1,607	2,588
Depreciation and amortization	4,995	5,329
Amortization of debt issuance costs	315	306
Loss on disposal of assets	1	3
Share-based compensation	2,839	2,290
Unrealized foreign exchange (gain) loss	424	(1,065)
Changes in operating assets and liabilities:
Accounts receivable, trade	(9,402)	4,365
Trade Notes receivable	(133)	(742)
Inventories	7,291	7,403
Other current assets	1,215	(80)
Operating right of use asset	296	230
Accounts payable	(9,253)	(9,427)
Accrued liabilities	(5,071)	(3,815)
Unearned revenue	(114)	(237)
Lease liability	(318)	(257)
Net cash used in operating activities	(28,481)	(9,390)
Investing activities:
Purchase of property, plant and equipment	(5,761)	(575)
Proceeds from disposal of equipment	—	65
Deposits and prepaid for equipment	(2,190)	(160)
Purchase of intangible assets	(121)	(113)
Net cash used in investing activities	(8,072)	(783)
Financing activities:
Principal payments of long-term debt and notes payable	(251)	—
Proceeds from line of credit borrowings	7,997	19,482
Repayments of line of credit borrowings	(7,027)	(25,402)
Proceeds from bank acceptance payable	10,175	18,974
Repayments of bank acceptance payable	(14,912)	(12,293)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	(214)	—
Principal payments of financing lease	—	(5)
Payments of tax withholding on behalf of employees related to share-based compensation	(1,011)	(75)
Proceeds from common stock offering, net	3,826	407
Net cash (used)/provided by financing activities	(1,417)	1,088
Effect of exchange rate changes on cash	278	446
Net decrease in cash, cash equivalents and restricted cash	(37,692)	(8,639)
Cash, cash equivalents and restricted cash at beginning of period	55,097	35,587
Cash, cash equivalents and restricted cash at end of period	$17,405	$26,948
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	55	$2,304
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$(622)	$(20)
Net change in deposits and prepaid for equipment related to property and equipment additions	$5	$(93)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Description of Business

Business Overview

Applied Optoelectronics, Inc. ("AOI" or the "Company") is a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television ("CATV"), telecommunications ("telecom") and fiber-to-the-home ("FTTH"). The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. In the U.S., at its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. In addition, the Company has a research and development facility in Duluth, Georgia. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. ("Prime World", incorporated in the British Virgin Islands). Prime World operates a branch in Taipei, Taiwan, which primarily manufactures transceivers and performs research and development activities for the transceiver products. Prime World is the parent of Global Technology, Inc. ("Global", incorporated in the People’s Republic of China). Through Global, the Company primarily manufactures certain of its data center transceiver products, including subassemblies, as well as CATV systems and equipment, and performs research and development activities for CATV and certain data center transceiver products.

Interim Financial Statements

The unaudited condensed consolidated financial statements of the Company as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and March 31, 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2024, as compared to the significant accounting policies described in its 2023 Annual Report.

Recent Accounting Pronouncements

           There was no accounting pronouncement adopted in Q1 2024

Recent Accounting Pronouncements Yet to be Adopted

In  December 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after  December 15, 2024, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact the new standard will have on its financial statements and related disclosure.

In  November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker (CODM) and other items, and also require the annual disclosures on an interim basis. This guidance is effective for annual periods beginning after  December 15, 2023, with early adoption permitted. The standard will be effective for the Company beginning with 2024 10-K and interim periods afterwards. The Company has evaluated this new standard and intends to comply with the new disclosure requirements when required.

In  October 2023, the FASB issued ASU 2023-06, "Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative", which amends U.S. GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K.  The Company has evaluated the new standard and determined that it will have no material impact on its financial statements or disclosures since the Company is already subject to the relevant SEC disclosure requirements.

Note 3.  Revenue Recognition

Disaggregation of Revenue

Revenue is classified based on the location where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Geographic Information."

Revenue is also classified by major product categories and is presented below (in thousands):

	Three months ended March 31,
		% of		% of
	2024	Revenue	2023	Revenue
Data Center	$28,986	71.2%	$20,353	38.4%
CATV	8,736	21.5%	27,779	52.4%
Telecom	2,269	5.6%	3,707	7.0%
FTTH	—	0.0%	2	0.0%
Other	682	1.7%	1,189	2.2%
Total Revenue	$40,673	100.0%	$53,030	100.0%

Unearned Revenue

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Unearned revenues solely relate to statement of work with Microsoft regarding contract prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet dates. Unearned revenue balance as of  March 31, 2024 and  December 31, 2023 was $1.7 million and $1.8 million, respectively. For the three months ended March 31, 2024 and 2023, revenue recognized from the unearned revenue balance was $114 thousand and $237 thousand, respectively.

	Three months ended March 31,
	2024	2023
Unearned Revenue, beginning of period	$1,803	$3,000
Additional Unearned Revenue	—	—
Revenue recognized	114	237
Unearned Revenue, end of period	$1,689	$2,763

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

Lease expense is included under general and administrative expenses and was $0.3 million each for the three months ended March 31, 2024 and 2023, respectively. The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease expense	$238	$282
Financing lease expense	—	8
Short Term lease expense	11	3
Total lease expense	$249	$293

Maturities of lease liabilities are as follows for the future one-year periods ending  March 31, 2024 (in thousands):

Fiscal years:	Operating
2024 (remaining 9 months)	$939
2025	1,350
2026	1,065
2027	1,049
2028	1,049
2029 and thereafter	444
Total lease payments	5,896
Less imputed interest	(551)
Present value	$5,345

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Three months ended March 31,
	2024	2023
Weighted Average Remaining Lease Term (Years) - operating leases	4.81	5.96
Weighted Average Remaining Lease Term (Years) - financing leases	—	0.58
Weighted Average Discount Rate - operating leases	3.13%	3.20%
Weighted Average Discount Rate - financing leases	—	5.00%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$324	$309
Operating cash flows from financing lease	—	1
Financing cash flows from financing lease	—	$5

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$8,433	$45,366
Restricted cash	8,972	9,731
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$17,405	$55,097

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances associated with certain credit facilities. As of  March 31, 2024 and December 31, 2023, there was $5.3 million and $6.5 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there was $2.5 million and $2.5 million certificate of deposit associated with credit facilities with a bank in China as of  March 31, 2024 and December 31, 2023, respectively. There was $1.1 million and $0.7 million guarantee deposits for customs duties as of  March 31, 2024 and December 31, 2023, respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(23,170)	$(16,292)
Denominator:
Weighted average shares used to compute net loss per share
Basic	38,362	28,872
Diluted	38,362	28,872
Net loss per share
Basic	$(0.60)	$(0.56)
Diluted	$(0.60)	$(0.56)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended March 31,
	2024	2023
Employee stock options	—	—
Restricted stock units	3,128	458
Shares for convertible senior notes	5,264	4,587
Total antidilutive shares	8,392	5,045

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$23,464	$22,128
Work in process and sub-assemblies	30,100	33,792
Finished goods	16,311	22,452
Allowance for inventory	(15,553)	(14,506)
Total inventories	$54,322	$63,866

For the three months ended March 31, 2024 and 2023, the inventory reserve adjustment expensed for inventory was $1.6 million, and $2.6 million, respectively.

For the three months ended March 31, 2024 and 2023, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $0.9 million and $3.8 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2024	December 31, 2023
Land improvements	$806	$806
Buildings and improvements	85,798	86,534
Machinery and equipment	257,724	257,842
Furniture and fixtures	5,189	5,449
Computer equipment and software	12,473	12,059
Transportation equipment	659	673
	362,649	363,363
Less accumulated depreciation	(195,515)	(194,086)
	167,134	169,277
Construction in progress	31,706	29,939
Land	1,101	1,101
Total property, plant and equipment, net	$199,941	$200,317

For the three months ended March 31, 2024 and 2023, the depreciation expense of property, plant and equipment was $4.9 million and $5.2 million, respectively.

As of March 31, 2024, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2024
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,553	$(6,081)	$3,472
Trademarks	174	(36)	138
Total intangible assets	$9,727	$(6,117)	$3,610

	December 31, 2023
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,502	$(5,981)	$3,521
Trademarks	138	(31)	107
Total intangible assets	$9,640	$(6,012)	$3,628

For the three months ended March 31, 2024 and 2023, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.1 million and $0.2 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 7 years.

On March 31, 2024, future amortization expenses for intangible assets for future one year periods are estimated to be (in thousands):

2024(remaining 9 months)	$388
2025	517
2026	517
2027	517
2028	517
2029 and thereafter	1,154
$3,610

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

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of  March 31, 2024 was $92.9 million and $76.3 million, respectively. As of December 31, 2023, the fair value and carrying amount of our convertible senior notes were $76.5 million. The fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2024	December 31, 2023
Revolving line of credit with a China bank up to $25.37 million with interest from 4.35% to 4.57%, maturing May 24, 2024	$11,444	$12,608
Credit facility with a China bank up to $28.19 million with interest of 4.35%, maturing June 6, 2027	12,685	10,589
Total	24,129	23,197
Less current portion	(24,129)	(23,197)
Non-current portion	$—	$—

Bank Acceptance Notes Payable	March 31, 2024	December 31, 2023
Bank acceptance notes issued to vendors with a zero percent interest rate	$ 10,712	$ 15,482

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2024.

Maturities of long-term debt are as follows for the future one-year periods ending  March 31, 2024 (in thousands):

Within one year	$24,129
Beyond one year	—
Total outstanding	$24,129

On May 24, 2019, the Company’s China subsidiary, Global, entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the "SPD Credit Line"), or approximately $25.4 million at that time, and a mortgage security agreement (the "Security Agreement"), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement. As of March 31, 2024, $11.4 million was outstanding under the SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $525 thousand.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million at that time. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 ("¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. On December 21, 2023, Global entered into an asset pool business cooperation agreement ("Asset Pool Agreement") and an asset pool pledge contract ("Pledge Contract") (referred to collectively as the Pledge Asset Line"), with CZB, which supplements the existing ¥200M Credit Facility. The Pledge Asset Line does not constitute a new credit line or an increase to the existing credit limits. Global may draw upon the Pledge Asset Line between December 21, 2023 and December 21, 2025 ("Asset Pool Period"). During the Asset Pool Period, Global may request to draw upon the Pledge Asset Line on an as-needed bases; however, amount of available credit under the Pledge Asset Line and approval of each draw may be reduced or declined by CZB due to changes in Chinese government regulations and/or changes in Global's financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global's obligations under the Pledge Asset Line will be secured by certain financial assets, including but not limited to, deposit receipts, domestic accounts receivable and electronic commercial paper. As of March 31, 2024, $12.7 million was outstanding under the ¥200M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $10.2 million.

As of  March 31, 2024 and December 31, 2023, the Company had $29.4 million and $22.5 million of unused borrowing capacity, respectively.

As of  March 31, 2024 and December 31, 2023, there was $9 million and $9.7 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

Note 12.  Convertible Senior Notes

On  March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024 (the “2024 Notes”). On  December 5, 2023, the Company issued approximately $80.2 million aggregate principal amount of 5.250% convertible senior notes due 2026 (the "2026 Notes"), and on the same day consummated various separate, privately negotiated exchange agreements with certain holders of its 2024 Notes to exchange or repurchase approximately $80.2 million principal amount of the 2024 Notes for aggregate consideration consisting of approximately $81.1 million in cash, which included accrued interest on the 2024 Notes, and approximately 466,368 shares of the Company's common stock, par value $0.001 per share. The Company paid off the remaining $0.29 million of the 2024 Notes on March 15, 2024.

The 2026 Notes were issued pursuant to an Indenture, dated as of  December 5, 2023, (the "Indenture"), between the Company and Computershare Trust Company, N.A., as trustee. The 2026 Notes bear interest at a rate of 5.250% per year and pay interest semi-annually in arrears on  June 15 and  December 15 of each year, beginning on  June 15, 2024. The 2026 Notes mature on  December 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

The following table presents the carrying value of the 2026 Notes for the periods indicated (in thousands):

	March 31,	December 31,
	2024	2023
Principal	$80,214	$80,214
Unamortized debt issuance costs	(3,883)	(3,981)
Net carrying amount	$76,331	$76,233

The conversion rate for the 2026 Notes is 65.6276 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (which is equivalent to a conversion price of approximately $15.24 per share of the Company’s common stock, representing a premium of approximately 15% over the last reported sale price of the Company’s common stock on  November 30, 2023 of $13.25 per share), subject to adjustment. Before  September 15, 2026, holders of the 2026 Notes have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after  September 15, 2026, holders of the 2026 Notes  may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s).

Currently there are no guarantors of the 2026 Notes, but the 2026 Notes would be fully and unconditionally guaranteed, on a senior, unsecured basis by certain of the Company’s future domestic subsidiaries, should any such subsidiaries be formed.  The 2026 Notes are the Company’s senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2026 Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.  The Note Guarantee (as defined in the Indenture) of each future guarantor, if any, will be such guarantor’s senior, unsecured obligations and is equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to such future guarantor’s existing and future indebtedness that is expressly subordinated to the 2026 Notes and effectively subordinated to such future guarantor’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.

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

The Company incurred approximately $4.3 million in transaction costs in connection with the issuance of the 2026 Notes. These costs were recognized as a reduction of the carrying amount of the Notes utilizing the effective interest method and are being amortized over the term of the Notes.

The following table sets forth interest expense information related to the 2024 Notes and 2026 Notes (in thousands):

	Three months ended March 31,
	2024	2023
Contractual interest expense	$1,059	1,006
Amortization of debt issuance costs	350	204
Total interest cost	$1,408	1,210
Effective interest rate	5.3%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll	$6,150	$12,146
Accrued employee benefits	3,148	3,376
Accrued state and local taxes	687	745
Accrued interest	1,512	341
Accrued shipping and tariff expenses	131	27
Advanced payments	168	187
Accrued commission expenses	473	649
Accrued professional fees	130	270
Accrued product warranty	252	255
Accrued other	694	553
Total accrued liabilities	$13,345	$18,549

Note 14.  Other Income and Expense

Other income and (expense) consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Foreign exchange transaction loss	$(240)	$(237)
Government subsidy income	48	118
Other non-operating gain	85	101
Gain (loss) on disposal of assets	(1)	(3)
Total other income (expenses) , net	$(108)	$(21)

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2013 Equity Incentive Plan ("2013 Plan")
●	the 2021 Equity Incentive Plan ("2021 Plan")
●	the 2023 Equity Inducement Plan ("Inducement Plan")

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

The following is a summary of option activity:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
(in thousands, except price data and Contractual Life)
Outstanding at January 1, 2024	1	$13.84	—	$7.12	0.08	$8
Exercised	—	13.84	—	7.12	—	2
Forfeited	(1)	13.84	—	7.12	—	—
Outstanding, March 31, 2024	—	—	—	—	—	—
Exercisable, March 31, 2024	—	—	—	—	—	—
Vested and expected to vest	—	—	—	—	—	—

As of March 31, 2024, there was no unrecognized stock option expense.

Performance Based Incentive

The Company approved to grant restricted performance stock units ("PSUs") to senior executives as a part of our long-term equity compensation program starting from June 2021. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of the performance of our stock price and the Total Shareholder Return ("TSR") for the performance period compared with the TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria. We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period. The Company recognized PSU expenses for the three months ended  March 31, 2024 and 2023 of $1.0 million and $0.4 million, respectively.

The following is a summary of PSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2024	1,533	—	$7.82	$29,610
Granted	—	—	—	—
Released	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Outstanding, March 31, 2024	1,533	—	7.82	21,242
Vested and expected to vest	1,533	—	$7.82	$21,242

As of March 31, 2024, there was $5.5 million of unrecognized compensation expense related to these PSUs. This expense is expected to be recognized over 2.0 years.

Restricted Stock Units

The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2024	2,873	—	$4.89	$55,507
Granted	32	—	21.34	672
Released	(373)	—	6.39	5,840
Cancelled/Forfeited	(4)	—	9.78	60
Outstanding, March 31, 2024	2,528	—	4.87	35,030
Vested and expected to vest	2,528	—	$4.87	$35,030

As of March 31, 2024, there was $10.9 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.4 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2024	2023
Share-based compensation - by expense type
Cost of goods sold	$102	$114
Research and development	280	297
Sales and marketing	285	195
General and administrative	2,172	1,684
Total share-based compensation expense	$2,839	$2,290

Note 16.  Income Taxes

For the three months ended March 31, 2024 and 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at  March 31, 2024 was appropriate.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise property, plant, equipment,land use rights, right of use assets and intangible assets (in thousands):

	Three months ended March 31,
	2024	2023
Revenues:
United States	$2,710	$6,439
Taiwan	24,703	42,386
China	13,260	4,205
	$40,673	$53,030

	March 31,	December 31,
	2024	2023
Long-lived assets:
United States	$75,593	$75,283
Taiwan	47,092	47,668
China	90,409	91,050
	$213,094	$214,001

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

Arbitration filed by Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.

On September 12, 2023, the Company delivered notice of termination with respect to that certain Agreement for the Sale and Purchase of a New Company to be Established in Hong Kong Special Administrative Region of the People’s Republic of China (the “Purchase Agreement”), dated September 15, 2022, with Prime World International Holdings Ltd. (the “Seller”) and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the “Purchaser”), pursuant to which the Seller would divest its manufacturing facilities located in the People's Republic of China and certain assets related to its transceiver business and multichannel optical sub-assembly products for the internet data center, FTTH and telecom markets. The termination, in accordance with the terms of the Purchase Agreement, was a result of the Purchaser's failure to satisfy certain of its material obligations under the Purchase Agreement. In terminating the Purchase Agreement, we also asserted the right to recover a break-up fee from the Purchaser. On December 22, 2023, the Purchaser filed for arbitration in Hong Kong with the Hong Kong International Arbitration Centre (“HKIAC”) challenging the validity of our termination notice and seeking specific performance with respect to the transactions contemplated in the Purchase Agreement, which in any case if specific performance is granted by HKIAC, the transaction contemplated by the Purchase Agreement would still have to be approved by the Committee on Foreign Investment in the United States prior to its consummation. On January 22, 2024, the Company filed its response, generally denying the Purchaser’s allegations and asserting counterclaims for recovery of a break-up fee. The Company intends to vigorously defend this matter.  The Company is not able to determine the outcome of this dispute or the likelihood or amount of the Company’s loss or recovery, if any, arising from this matter. The HKIAC Tribunal issued a procedural order on April 17, 2024 setting the evidentiary hearing to be held on September 2025.

Other Contingencies

On  August 9, 2021, the Company received a Taxes Notification of Audit Result ("Notice") from the Texas Comptroller’s Office (the "Comptroller"), for fiscal years between 2016 and 2019, informing the Company that the Comptroller believes the Company did not qualify for certain sales and use tax exemptions on various Research and Development purchases and accordingly the Company is liable for Sale and Use Tax in the amount of approximately $1.0 million including interest charges. The Company paid $0.4 million for the tax notice in May 2021, but challenged the remaining tax assessments and vigorously defended its position. The Comptroller’s office exhausted its redetermination period and therefore moved AOI’s case to the hearing process. In April 2023 the Company received a notice from an attorney representing the Administrative Hearings Section ("AHS") to issue a Position Letter. No updated action was taken in the first quarter of this year.

Note 19.  Subsequent Events

None.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report. References to "Applied Optoelectronics," “we," "our" and "us" are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Part II —Item 1A. Risk Factors" provided below, and those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target four networking end-markets: internet data centers, cable television, ("CATV"), telecommunications, ("telecom"), and fiber-to-the-home ("FTTH"). We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we typically begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the internet data center, CATV, telecom and FTTH markets which increasingly demand faster connectivity and innovation.

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. Within the internet data center market, we benefit from the increasing use of higher-capacity optical networking technology as a replacement for older, lower-speed optical interconnects, particularly as speeds reach 800 Gbps and above, as well as the movement to open internet data center architectures and the increasing use of in-house equipment design among leading internet companies. Within the CATV market, we benefit from a number of ongoing trends including the move to higher bandwidth networks among CATV service providers, especially the desire by MSOs to increase the return-path bandwidth available to offer to their customers. In the FTTH market, we benefit from continuing PON deployments and system updates among telecom service providers. In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators, including 5G networks.

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and greater control over product quality and manufacturing costs. We design, manufacture and integrate our own analog and digital lasers using a proprietary Molecular Beam Epitaxy, or MBE, and Metal Organic Chemical Vapor Deposition (MOCVD) alternative processes for the fabrication of lasers. We believe the use of both processes, and our knowledge of how to combine these processes with others to fabricate lasers is unique in our industry. We manufacture the majority of the laser chips and optical components that are used in our products. The lasers we manufacture are tested extensively to enable reliable operation over time and our devices are often highly tolerant of changes in temperature and humidity, making them well-suited to the CATV, FTTH and 5G telecom markets where networking equipment is often installed outdoors. All of our laser chips are manufactured in our facility in Sugar Land, Texas. We believe that our domestic production capacity for these devices gives us a competitive advantage over many of our competitors, as we believe that many of our customers prefer to source key components from suppliers who have domestic manufacturing capacity.

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

Termination of the Divestiture Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd

On September 15, 2022, the Company and Prime World International Holdings Ltd. (the "Seller") entered into the Purchase Agreement with Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the "Purchaser") for the sale of the manufacturing facilities in the People's Republic of China and certain assets related to its transceiver business and multi-channel optical sub-assembly products. On September 12, 2023, we delivered a notice of termination to the Purchaser to terminate the Purchase Agreement as a result of the Purchaser's failure to satisfy certain of its material obligations under the Purchase Agreement. In doing so, we also asserted the right to recover a break-up fee from the Purchaser. On December 22, 2023, the Purchaser filed for arbitration in Hong Kong with the Hong Kong International Arbitration Centre disputing the validity of our termination notice and seeking specific performance with respect to the transactions contemplated by the Purchase Agreement, which would in any case remain subject to regulatory approvals. We filed our response on January 22, 2024, generally denying the Purchaser’s allegations and asserting certain counterclaims. The HKIAC Tribunal issued a procedural order on April 17, 2024 setting the evidentiary hearing to be held on September 2025. While we do not believe the Purchaser’s claims have merit, we are not able to determine the outcome of this dispute or the likelihood or amount of our loss or recovery, if any, arising from this matter.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended March 31,

	2024		2023
Revenue, net	$40,673	100.0%	$53,030	100.0%
Cost of goods sold	33,082	81.3%	43,786	82.6%
Gross profit	7,591	18.7%	9,244	17.4%
Operating expenses
Research and development	11,712	28.8%	8,536	16.1%
Sales and marketing	3,798	9.3%	2,327	4.4%
General and administrative	13,727	33.8%	12,548	23.7%
Total operating expenses	29,237	71.9%	23,411	44.2%
Loss from operations	(21,646)	(53.2)%	(14,167)	(26.7)%
Other income (expense)
Interest income	260	0.6%	33	0.1%
Interest expense	(1,676)	(4.1)%	(2,137)	(4.0)%
Other income, net	(108)	(0.3)%	(21)	—%
Total other income (expense), net	(1,524)	(3.8)%	(2,125)	(4.1)%
Loss before income taxes	(23,170)	(57.0)%	(16,292)	(30.8)%
Income tax expense	—	—%	—	—%
Net loss	$(23,170)	(57.0)%	$(16,292)	(30.8)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three months ended March 31,				Change
		% of		% of
	2024	Revenue	2023	Revenue	Amount	%
Data Center	$28,986	71.3%	$20,353	38.4%	$8,633	42.4%
CATV	8,736	21.5%	27,779	52.4%	(19,043)	(68.6)%
Telecom	2,269	5.5%	3,707	7.0%	(1,438)	(38.8)%
FTTH	—	—%	2	—%	(2)	—%
Other	682	1.7%	1,189	2.2%	(507)	(42.6)%
Total Revenue	$40,673	100.0%	$53,030	100.0%	$(12,357)	(23.3)%

The changes in revenue during the three months ended March 31, 2024 and 2023 were primarily due to strong demand from major data center customers, partially offset by weak demand from CATV customers. CATV demand in the 3 months ended March 31, 2024 was lower than in the corresponding period in the prior year largely due to a pending technology transition from older-generation products compliant with the Data Over Cable Service Interface Specification (DOCSIS) version 3.1, to the newer DOCSIS 4.0 standard. Due to the pending transition from the older to newer standard, customers are placing fewer orders for the older products and instead reducing their inventory of such products.

We have begun to see increased orders for our 400G data center products from several large customers. Based on forecasts from our customers, we expect increased demand for these products through the end of 2024. We entered into a supply agreement with Microsoft to design certain datacenter goods and to build a supply chain to manufacture, assemble, sell and ship the goods to them or an authorized purchasing entity. The initial term of the agreement is five years with automatic renewal unless terminated earlier.

For the three months ended March 31, 2024 and 2023, our top ten customers represented 92% and 93% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended March 31,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$33,082	81.3%	$43,786	82.6%	$(10,704)	(24.4)%
Gross margin	7,591	18.7%	9,244	17.4%	(1,653)	(17.9)%

Cost of goods sold decreased by $10.7 million, or 24.4% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to less sales in the first quarter, offset by less inventory write-off expenses and less inventory reserve expenses.

Gross profit decreased by $1.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result ofless sales in CATV business, offset by less COGS expenses. The gross margin for the three months ended March 31, 2024 is close to the three months ended March 31, 2023, due to the mix of sales.

Operating expenses

	Three months ended March 31,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$11,712	28.8%	$8,536	16.1%	$3,176	37.2%
Sales and marketing	3,798	9.3%	2,327	4.4%	1,471	63.2%
General and administrative	13,727	33.8%	12,548	23.7%	1,179	9.4%
Total operating expenses	$29,237	71.9%	$23,411	44.2%	$5,826	24.9%

Research and development expense

Research and development expense increased by $3.2 million, or 37.2 % for the three months ended March 31, 2024  compared to the three months ended March 31, 2023. The increase was primarily due to more personnel-related expense for hiring R&D engineers, more R&D related project costs and more R&D consulting fees for ongoing R&D projects.

Sales and marketing expense

Sales and marketing expense increased by $1.5 million, or 63.2% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the business development effort on quantum bandwidth products and higher shipping costs.

General and administrative expense

General and administrative expense increased by $1.2 million, or 9.4% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to higher legal fees and higher share based compensation expense.

Other income (expense), net

	Three months ended March 31,				Change
	2024		2023
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$260	0.6%	$33	0.1%	$227	688.3%
Interest expense	(1,676)	(4.1)%	(2,137)	(4.0)%	461	(21.6)%
Other income (expense), net	(108)	(0.3)%	(21)	-—%	(87)	405.7%
Total other income (expense), net	$(1,524)	(3.8)%	$(2,125)	(3.9)%	601	(28.3)%

Interest income increased by $ 0.2 million, or 690% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is due to higher saving balances and higher interest rate on our saving account in Q1 2024.

Interest expense decreased by $0.5 million, or 21.6% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was due to the termination of CIT loan in November 2023.

Other expenses increased by $0.87 million, or 400%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was mainly due to less government subsidy to offset the expense during this quarter.

Benefit (provision) for income taxes

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 0%. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted.  Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States.  On August 16, 2022, the Inflation Reduction Act ("IRA") was also signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax ("Corporate AMT") for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. To the extent that we make investments in expanding manufacturing in our semiconductor fabrication facility in Texas, we believe that the CHIPS Act would provide a refundable tax credit for certain equipment and facilities upgrades. We did not make significant such investments in the three months ended March 31, 2024, but we intend to continue to evaluate future investments for applicability to the tax credit provisions of the CHIPS Act.

Comprehensive Loss

	Three months ended March 31,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(23,170)	(57.0)%	$(16,292)	(30.7)%	(6,878)	42.2%
Loss on foreign currency translation adjustment	(1,665)	(4.1)%	1,640	(3.1)%	(3,305)	(201.5)%
Comprehensive loss	$(24,835)	(61.1)%	$(14,652)	(27.6)%	(10,183)	69.5%

Comprehensive loss increased by $10.2 million, or 69.5%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increase of net loss of $6.9 million and increase of $3.3 million in loss on foreign currency translation adjustments for non-U.S. dollar functional currency operations.

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

Liquidity and Capital Resources

As of March 31, 2024, we had $29.4 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2024, our cash, cash equivalents and restricted cash totaled $17.4 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

ATM Offerings

On January 5, 2023, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on March 21, 2023, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $185 million.

On March 13, 2024, we entered into an Equity Distribution Agreement (the "Agreement") with Raymond James & Associates (the "Sales Agent") pursuant to which the Company may issue and sell shares of the Company’s common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $25 million (the "ATM Offering"), from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales, if any, of the Shares will be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company will designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales are requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that may be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent will use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice. The Company has no obligation to sell any Shares under the Agreement and may at any time suspend offers and sales of the Shares under the Agreement.

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

As of March 31, 2024, we have sold approximately 270,000 shares of the Company's common stock with an aggregate offering price of approximately $4.0 million under the current ATM Offering.

The details of the shares of common stock sold through the ATM Offering are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc.	March 2024	270,000	$14.7664	$4,000	$80	$3,920
Total		270,000		$4,000	$80	$3,920

Note Offerings

On March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024 (the "2024 Notes"), bearing interest at a rate of 5% per year maturing on March 15, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the 2024 Notes generated net proceeds of $76.4 million, after expenses. The Company paid off the remaining $286,000 of the 2024 Notes on March 15, 2024. Also, refer to Note 12 "Convertible Senior Notes" to the consolidated financial statements for further discussion of the 2024 Notes.

On December 5, 2023, the Company issued $80.2 million of 5.25% convertible senior notes due 2026 (the "2026 Notes"), bearing interest at a rate of 5.25% per year maturing on December 5, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the 2026 Notes generated net proceeds of $76.2 million, after expenses.  Also, refer to Note 12 "Convertible Senior Notes" to the consolidated financial statements for further discussion of the 2026 Notes.

Operating activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(28,481)	$(9,390)
Net cash used in investing activities	(8,072)	(783)
Net cash used in financing activities	(1,417)	1,088
Effect of exchange rates on cash and cash equivalents	278	446
Net decrease in cash and cash equivalents	$(37,692)	$(8,639)

For the three months ended March 31, 2024, net cash used in operating activities was $28.5 million. Net cash used in operating activities consisted of our net loss of $23.2 million after exclusion of non-cash items of $10.2 million. Cash decreased due to accounts receivable increase of $9.4 million, accounts payable decrease of $9.3 million and accrued liability decrease of $5.1 million, offset by inventory decrease of $7.3 million.

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

Investing activities

For the three months ended March 31, 2024, net cash used in investing activities was $8.1 million, mainly from the purchase of additional plant, machinery and equipment.

For the three months ended March 31, 2023, net cash used in investing activities was $0.8 million, mainly from the purchase of additional plant, machinery and equipment.

Financing activities

For the three months ended March 31, 2024, net cash used in financing activities was $1.4 million. This decrease in cash was due to the net repayment of bank acceptance of $4.7 million, offset by the proceeds from the ATM program of $3.8 million.

For the three months ended March 31, 2023, our financing activities provided $1.1 million in cash. This increase in cash was due to $6.7 million of net proceeds from bank acceptances and $0.4 million of net proceeds from our At The Market (ATM) Offering, offset by the repayment of loan of $5.9 million lines of credit.

Loans and commitments

We have lending arrangements with two financial institutions in China. Currently, in the US, we do not have any lending arrangement. As of March 31, 2024, we were in compliance with the covenant in the lending arrangements.

As of March 31, 2024, we had $29.4 million of unused borrowing capacity.

On March 5, 2019, we issued $80.5 million of 5% convertible senior notes due in 2024. The 2024 Note was paid off by March 15, 2024.

On December 5, 2023, we issued $80.2 million of 5.25% convertible senior notes due in 2026. The 2026 Notes mature on December 5, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms.

See Note 11 "Notes Payable and Long-term Debt" and Note 12 "Convertible Senior Notes" of our Condensed Consolidated Financial Statements for a description of our notes payable and long-term debt and convertible senior notes.

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of March 31, 2024, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in service in the year 2024 after the construction is completed for the building interior work. Property will be transferred from construction in progress to building and improvement at that time.

Future liquidity needs

We had cash, cash equivalents and restricted cash of $17.4 million as of March 31, 2024, a decrease of approximately $37.7 million compared to December 31, 2023.  Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory and other facilities at our Ningbo, China location, changes in our manufacturing capacity and the continuing market acceptance of our products.

As of March 31, 2024, we had a total loan balance (excluding convertible notes) of $24.1 million from various lenders in China and had $29.4 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board has authorized issuance of equity totaling up to $25 million under the ATM Offering (see the discussion of "Liquidity and Capital Resources" in Item 2).

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

Contractual Obligations and Commitments

Please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a complete discussion of its contractual obligations and commitments.

Inflation

The annual inflation rate in the US came down to 3.4% in 2023. Even though the inflation has slowed from the peak, it remained well above the Federal Reserve's objective of 2%. The annual inflation rate in Taiwan came down to 2.7% in 2023 from 2.95% in 2022. The cost of inflation was reflected in increases in shipping costs, labor rates, and in costs of some raw materials. We believe these decreases are related to the supply chain pressure easing and decreasing commodity prices, however the labor market is still tight, and the wage pressure is still high. We cannot be sure when or if prices will return to pre-pandemic levels. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results. We do not believe that inflation had a material impact on our business, financial condition, or results of operations during the three months ended March 31, 2024. However, there is no guarantee that we may increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability.

Critical Accounting Policies and Estimates

In our Annual Report for the year ended December 31, 2023 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for credit losses, inventory reserves, impairment of long-lived assets, service and product warranties, share based compensation expense, estimated useful lives of property and equipment, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the fiscal year ended December 31, 2023. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion of the risk factors affecting our Company. As of March 31, 2024, there have been no material changes to those risk factors.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Chih-Hsiang (Thompson) Lin (1)	CEO	Termination	12/14/2023	3/15/2025	60,000

(1) Chih-Hsiang (Thompson Lin), our CEO, entered into a Rule 10b5-1 Plan on December 14, 2023. Dr. Lin's plan provided for the potential sale of up to 60,000 shares of the Company's common stock. The plan was set to expire  March 15, 2025, or upon the earlier completion of all authorized transactions under the plan. Dr. Lin terminated the plan on March 5, 2024.

Item 6.   Exhibits

See Exhibit Index.

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*

Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

3.3*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

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

4.4*	Indenture, dated as of December 5, 2023 between Applied Optoelectronics, Inc. and Computershare Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.5*	Form of Note representing the Company’s 5.25% Convertible Senior Notes due 2026 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.6*	First Supplemental Indenture, dated as of December 5, 2023, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as trustee (included as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: May 9, 2024	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)