Form 10-Q
period 2024-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2024-08-06
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of August 1, 2024, there were 40,895,715 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$10,653	$45,366
Restricted cash	5,465	9,731
Accounts receivable - trade, net of allowance of $1,839 and $3, respectively	57,661	48,071
Notes receivable	435	219
Inventories	54,322	63,866
Prepaid income tax	4	3
Prepaid expenses and other current assets	4,429	5,349
Total current assets	132,969	172,605
Property, plant and equipment, net	197,781	200,317
Land use rights, net	4,939	5,030
Operating right of use asset	4,249	5,026
Intangible assets, net	3,616	3,628
Other assets, net	4,486	2,580
TOTAL ASSETS	$348,040	$389,186
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$33,518	$32,892
Bank acceptance payable	5,048	15,482
Accrued liabilities	17,210	18,549
Unearned revenue	1,570	1,803
Current lease liability - operating	1,087	1,149
Current portion of notes payable and long-term debt	22,506	23,197
Current portion of convertible senior notes	—	286
Total current liabilities	80,939	93,358
Non-current lease liability - operating	3,917	4,726
Convertible senior notes	76,690	76,233
TOTAL LIABILITIES	161,546	174,317
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock; 80,000 shares authorized at $0.001 par value; 40,645 and 38,148 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	41	38
Additional paid-in capital	502,387	478,972
Accumulated other comprehensive income	(1,531)	975
Accumulated deficit	(314,403)	(265,116)
TOTAL STOCKHOLDERS' EQUITY	186,494	214,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$348,040	$389,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue, net	$43,270	$41,615	$83,943	$94,645
Cost of goods sold	33,708	33,717	66,790	77,503
Gross profit	9,562	7,898	17,153	17,142
Operating expenses
Research and development	13,078	8,640	24,790	17,176
Sales and marketing	5,910	2,269	9,707	4,596
General and administrative	16,818	12,954	30,545	25,502
Total operating expenses	35,806	23,863	65,042	47,274
Loss from operations	(26,244)	(15,965)	(47,889)	(30,132)
Other income (expense)
Interest income	93	37	353	70
Interest expense	(1,693)	(2,175)	(3,369)	(4,312)
Other expense, net	1,729	1,167	1,620	1,145
Total other income (expense), net	129	(971)	(1,396)	(3,097)
Loss before income taxes	(26,115)	(16,936)	(49,285)	(33,229)
Income tax expense	—	(8)	—	(8)
Net loss	$(26,115)	$(16,944)	$(49,285)	$(33,237)
Net loss per share
Basic	$(0.66)	$(0.57)	$(1.27)	$(1.14)
Diluted	$(0.66)	$(0.57)	$(1.27)	$(1.14)

Weighted average shares used to compute net loss per share:
Basic	39,364,720	29,488,561	38,863,694	29,181,913
Diluted	39,364,720	29,488,561	38,863,694	29,181,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(26,115)	$(16,944)	$(49,285)	$(33,237)
Loss on foreign currency translation adjustment	(843)	(5,293)	(2,506)	(3,654)
Comprehensive loss	$(26,958)	$(22,237)	$(51,791)	$(36,891)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months ended June 30, 2024 and 2023

(Unaudited, in thousands, except for share amount)

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2024	38,729	$39	$484,663	$(688)	$(288,288)	$195,726
Issuance of restricted stock, net of shares withheld for employee tax	437	1	(1,662)	—	—	(1,661)
Share-based compensation	—	—	3,267	—	—	3,267
Public offering of common stock, net	1,479	1	16,119	—	—	16,120
Foreign currency translation adjustment	—	—	—	(843)		(843)
Net loss	—	—	—	—	(26,115)	(26,115)
June 30, 2024	40,645	$41	$502,387	$(1,531)	$(314,403)	$186,494

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2023	29,072	$29	$394,148	$3,823	$(225,362)	$172,638
Issuance of restricted stock, net of shares withheld for employee tax	215	—	(83)	—	—	(83)
Share-based compensation	—	—	3,062	—	—	3,062
Public offering of common stock, net	2,498	3	9,876	—	—	9,879
Foreign currency translation adjustment	—	—	—	(5,293)	—	(5,293)
Net loss	—	—	—	—	(16,944)	(16,944)
June 30, 2023	31,785	$32	$407,003	$(1,470)	$(242,306)	$163,259

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2024	38,148	$38	$478,972	$975	$(265,116)	$214,869
Stock options exercised, net of shares withheld for employee tax	—	—	(2)	—	—	(2)
Issuance of restricted stock, net of shares withheld for employee tax	746	1	(2,671)	—	—	(2,670)
Share-based compensation	—	—	6,107	—	—	6,107
Public offering of common stock, net	1,749	2	19,944	—	—	19,946
Shares converted by Notes Holder	2	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	(2,506)	(2)	(2,508)
Net loss	—	—	—	—	(49,285)	(49,285)
June 30, 2024	40,645	$41	$502,387	(1,531)	(314,403)	$186,494

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2023	28,623	$29	$391,526	$2,183	$(209,068)	$184,670
Issuance of restricted stock, net of shares withheld for employee tax	507	—	(159)	—	—	(159)
Share-based compensation	—	—	5,352	—	—	5,352
Public offering of common stock, net	2,655	3	10,284	—	—	10,287
Foreign currency translation adjustment	—	—	—	(3,653)	(1)	(3,654)
Net loss	—	—	—	—	(33,237)	(33,237)
June 30, 2023	31,785	$32	$407,003	$(1,470)	(242,306)	$163,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2024	2023
Operating activities:
Net loss	$(49,285)	$(33,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of bad debt	1,836	(19)
Inventory reserve adjustment	3,053	5,028
Depreciation and amortization	10,062	10,522
Amortization of debt issuance costs	674	614
Gain (loss) on disposal of assets	5	7
Share-based compensation	8,897	5,352
Unrealized foreign exchange (gain) loss	322	(1,147)
Changes in operating assets and liabilities:
Accounts receivable, trade	(11,425)	18,596
Trade Notes receivable	(219)	(488)
Prepaid income tax	(2)	(2)
Inventories	5,579	6,980
Other current assets	842	97
Operating right of use asset	542	204
Accounts payable	626	(12,735)
Accrued liabilities	(1,151)	(2,358)
Accrued Income Tax	-	(1)
Unearned revenue	(233)	8,720
Lease liability	(593)	(265)
Net cash used in operating activities	(30,470)	5,868
Investing activities:
Purchase of property, plant and equipment	(8,739)	(1,460)
Proceeds from disposal of equipment	5	66
Deposits and prepaid for equipment	(3,192)	(265)
Purchase of intangible assets	(230)	(251)
Net cash used in investing activities	(12,156)	(1,910)
Financing activities:
Principal payments of long-term debt and notes payable	(251)	—
Proceeds from line of credit borrowings	21,183	45,343
Repayments of line of credit borrowings	(21,729)	(63,981)
Proceeds from bank acceptance payable	15,112	27,813
Repayments of bank acceptance payable	(25,487)	(31,079)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	(214)	—
Principal payments of financing lease	—	(10)
Proceeds from issuance of shares under equity plans	(2)	—
Payments of tax withholding on behalf of employees related to share-based compensation	(2,670)	(159)
Proceeds from common stock offering, net	19,946	10,287
Cash Settlement of share-based compensation	(2,791)	—
Net cash (used)/provided by financing activities	3,097	(11,786)
Effect of exchange rate changes on cash	550	853
Net decrease in cash, cash equivalents and restricted cash	(38,979)	(6,975)
Cash, cash equivalents and restricted cash at beginning of period	55,097	35,587
Cash, cash equivalents and restricted cash at end of period	$16,118	$28,612
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$2,527	$3,611
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	(730)	85
Net change in deposits and prepaid for equipment related to property and equipment additions	304	(92)

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and June 30, 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates in the consolidated financial statements and accompanying notes. Significant estimates and assumptions that impact these financial statements and the accompanying notes relate to, among other things, revenue recognition, allowance for doubtful accounts, inventory reserve, impairment of long-lived assets, service and product warranty costs, share-based compensation expense, estimated useful lives of tangible and intangible assets, and taxes.

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2024, as compared to the significant accounting policies described in its 2023 Annual Report.

Recent Accounting Pronouncements

           There was no accounting pronouncement adopted in Q2 2024.

Recent Accounting Pronouncements Yet to be Adopted

In  December 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after  December 15, 2024, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact the new standard will have on its financial statements and related disclosures.

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

Revenue is also classified by major product categories and is presented below (in thousands):

	Three months ended June 30,
		% of		% of
	2024	Revenue	2023	Revenue
Data Center	$34,352	79.4%	$27,571	66.2%
CATV	5,818	13.4%	9,343	22.5%
Telecom	2,379	5.5%	4,231	10.2%
FTTH	—	0.0%	55	0.1%
Other	721	1.7%	415	1.0%
Total Revenue	$43,270	100.0%	$41,615	100.0%

	Six months ended June 30,
		% of		% of
	2024	Revenue	2023	Revenue
Data Center	$63,338	75.5%	$47,924	50.6%
CATV	14,554	17.3%	37,123	39.2%
Telecom	4,648	5.5%	7,938	8.4%
FTTH	—	0.0%	57	0.1%
Other	1,403	1.7%	1,603	1.7%
Total Revenue	$83,943	100.0%	$94,645	100.0%

Unearned Revenue

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Unearned revenues solely relate to statement of work with Microsoft regarding contract prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet dates. Unearned revenue balance as of  June 30, 2024 and  December 31, 2023 was $1.6 million and $1.8 million, respectively. For the three months ended June 30, 2024 and 2023, revenue recognized from the unearned revenue balance was $0.1 million and $0.9 million, respectively. For the six months ended June 30, 2024 and 2023, revenue recognized from the unearned revenue balance was $0.2 million and $1.2 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Unearned Revenue, beginning of period	$1,689	$2,763	$1,803	$3,000
Additional Unearned Revenue	—	9,884	—	9,884
Revenue recognized	119	927	233	1,164
Unearned Revenue, end of period	$1,570	$11,720	$1,570	$11,720

Note 4.  Leases

The Company leases space under non-cancellable operating leases for certain manufacturing facilities, certain research and development offices, and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle under an operating lease. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of the right of use ("ROU") asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancellable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities.

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

Lease expense is included under general and administrative expenses and was $0.3 million each for the three months ended June 30, 2024 and 2023. The lease expense was $0.6 million each for the six months ended June 30, 2024 and 2023, respectively. The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease expense	$290	$281	$586	$565
Financing lease expense	—	8	—	16
Short Term lease expense	10	3	22	6
Total lease expense	$300	$292	$608	$587

Maturities of lease liabilities are as follows for the future one-year periods ending  June 30, 2024 (in thousands):

Fiscal years:	Operating
2024 (remaining 6 months)	$584
2025	1,226
2026	1,050
2027	1,034
2028	1,035
2029 and thereafter	438
Total lease payments	5,367
Less imputed interest	(363)
Present value	$5,004

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Six months ended June 30,
	2024	2023
Weighted Average Remaining Lease Term (Years) - operating leases	4.71	5.65
Weighted Average Remaining Lease Term (Years) - financing leases	—	0.33
Weighted Average Discount Rate - operating leases	3.13%	3.20%
Weighted Average Discount Rate - financing leases	—	5.00%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$318	$311
Operating cash flows from financing lease	—	1
Financing cash flows from financing lease	—	$10

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$10,653	$45,366
Restricted cash	5,465	9,731
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$16,118	$55,097

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances associated with certain credit facilities. As of  June 30, 2024 and December 31, 2023, there were $2.3 million and $6.5 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there were $2.5 million in certificates of deposit associated with credit facilities with a bank in China as of  June 30, 2024 and December 31, 2023. There were $0.7 million guarantee deposits for customs duties as of  June 30, 2024 and December 31, 2023.

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	(26,115)	$(16,944)	$(49,285)	$(33,237)
Denominator:
Weighted average shares used to compute net loss per share
Basic	39,365	29,489	38,864	29,182
Diluted	39,365	29,489	38,864	29,182
Net loss per share
Basic	$(0.66)	$(0.57)	$(1.27)	$(1.14)
Diluted	$(0.66)	$(0.57)	$(1.27)	$(1.14)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Restricted stock units	2,455	498	2,813	473
Shares for convertible senior notes	5,264	4,587	5,264	4,587
Total antidilutive shares	7,719	5,085	8,077	5,060

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$25,412	$22,128
Work in process and sub-assemblies	27,473	33,792
Finished goods	18,340	22,452
Allowance for inventory	(16,903)	(14,506)
Total inventories	$54,322	$63,866

For the three months ended June 30, 2024 and 2023, the inventory reserve adjustment expensed for inventory was $1.4 million, and $2.4 million, respectively. For six months ended  June 30, 2024 and 2023, the inventory reserve adjustment expensed for inventory was $3.1 million, and $5.0 million, respectively.

For the three months ended June 30, 2024 and 2023, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $0.8 million and $3.1 million, respectively. For the six months ended June 30, 2024 and 2023, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $1.7 million and $6.9 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2024	December 31, 2023
Land improvements	$806	$806
Buildings and improvements	114,644	86,534
Machinery and equipment	259,688	257,842
Furniture and fixtures	4,982	5,449
Computer equipment and software	12,481	12,059
Transportation equipment	653	673
	393,254	363,363
Less accumulated depreciation	(198,672)	(194,086)
	194,582	169,277
Construction in progress	2,098	29,939
Land	1,101	1,101
Total property, plant and equipment, net	$197,781	$200,317

For the three months ended June 30, 2024 and 2023, the depreciation expense of property, plant and equipment were both $5.0 million. For the six months ended June 30, 2024 and 2023, the depreciation expense of property, plant and equipment was $9.8 million and $10.2 million, respectively.

As of June 30, 2024, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2024
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,641	$(6,166)	$3,475
Trademarks	183	(42)	141
Total intangible assets	$9,824	$(6,208)	$3,616

	December 31, 2023
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,502	$(5,981)	$3,521
Trademarks	138	(31)	107
Total intangible assets	$9,640	$(6,012)	$3,628

For the three months ended June 30, 2024 and 2023, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2024 and 2023, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.2 million and $0.3 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 9.0 years.

On June 30, 2024, future amortization expenses for intangible assets for future periods are estimated to be (in thousands):

2024(remaining 6 months)	$229
2025	459
2026	459
2027	459
2028	459
2029 and thereafter	1,551
$3,616

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

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of  June 30, 2024 was $70.3 million and $76.7 million, respectively. As of December 31, 2023, the fair value and carrying amount of our convertible senior notes were both $76.5 million. The fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2024	December 31, 2023
Revolving line of credit with a China bank up to $23.9 million with interest from 4.35% to 4.57%, maturing May 24, 2029	$11,281	$12,608
Credit facility with a China bank up to $28.0 million with interest of 4.35%, maturing June 6, 2027	11,225	10,589
Total	22,506	23,197
Less current portion	(22,506)	(23,197)
Non-current portion	$—	$—

Bank Acceptance Notes Payable	June 30, 2024	December 31, 2023
Bank acceptance notes issued to vendors with a 0.05% interest rate	$ 5,048	$ 15,482

The current portion of long-term debt is the amount payable within one year of the balance sheet date of June 30, 2024.

Maturities of long-term debt are as follows for the future one-year periods ending  June 30, 2024 (in thousands):

Within one year	$22,506
Beyond one year	—
Total outstanding	$22,506

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

On May 24, 2024, Global renewed the SPD Credit Line for a five-year revolving credit line, totaling 170,000,000 RMB (the “Renewed SPD Credit Line”) or approximately $23.9 million at that time, and Global also entered into a mortgage contract security agreement, with SPD. Global may draw upon the Credit Line on an as-needed basis between May 24, 2024 and May 24, 2029.

As of June 30, 2024, $ 11.3 million was outstanding under the Renewed SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $2.7 million.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million at that time. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (the "¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. On December 21, 2023, Global entered into an asset pool business cooperation agreement ("Asset Pool Agreement") and an asset pool pledge contract (the "Pledge Contract") (referred to collectively as the Pledge Asset Line"), with CZB, which supplements the existing ¥200M Credit Facility. The Pledge Asset Line does not constitute a new credit line or an increase to the existing credit limits. Global may draw upon the Pledge Asset Line between December 21, 2023 and December 21, 2025 ("Asset Pool Period"). During the Asset Pool Period, Global may request to draw upon the Pledge Asset Line on an as-needed bases; however, amount of available credit under the Pledge Asset Line and approval of each draw may be reduced or declined by CZB due to changes in Chinese government regulations and/or changes in Global's financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global's obligations under the Pledge Asset Line will be secured by certain financial assets, including but not limited to, deposit receipts, domestic accounts receivable and electronic commercial paper. As of June 30, 2024, $16.8 million was outstanding under the ¥200M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $2.3 million.

As of  June 30, 2024 and December 31, 2023, the Company had $29.4 million and $22.5 million of unused borrowing capacity, respectively.

As of  June 30, 2024 and December 31, 2023, there was $4.8 million and $9.7 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the 2026 Notes for the periods indicated (in thousands):

	June 30,	December 31,
	2024	2023
Principal	$80,214	$80,214
Unamortized debt issuance costs	(3,524)	(3,981)
Net carrying amount	$76,690	$76,233

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

The following table sets forth interest expense information related to the 2024 Notes and 2026 Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,056	$1,006	$2,111	$2,013
Amortization of debt issuance costs	359	206	709	410
Total interest cost	$1,415	$1,212	$2,820	$2,423
Effective interest rate	5.3%	5.1%	5.3%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll	$9,886	$12,146
Accrued employee benefits	4,095	3,376
Accrued state and local taxes	1,155	745
Accrued interest	249	341
Accrued shipping and tariff expenses	49	27
Advanced payments	221	187
Accrued commission expenses	578	649
Accrued professional fees	188	270
Accrued product warranty	259	255
Accrued other	530	553
Total accrued liabilities	$17,210	$18,549

Note 14.  Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gain (loss) on disposal of assets	$(4)	$(4)	$(5)	$(7)
Government subsidy income	279	715	327	833
Foreign Exchange Gain (Loss)	284	413	44	176
Other non-operating gain	1,170	43	1,254	143
Total other income (expenses) , net	$1,729	$1,167	$1,620	$1,145

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2013 Equity Incentive Plan ("2013 Plan")
●	the 2021 Equity Incentive Plan ("2021 Plan")
●	the 2023 Equity Inducement Plan ("Inducement Plan")

The Company has issued stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to employees, consultants and non-employee directors. Stock option awards generally vest over a four-year period and have a maximum term of ten years. Stock options under these plans have been granted with an exercise price equal to the fair market value on the date of the grant. Nonqualified and Incentive Stock Options, RSAs and RSUs may be granted from these plans.

Stock Options

Options have been granted to the Company’s employees under the 2013 Plan and generally become exercisable as to 25% of the shares on the first anniversary date following the date of grant and 12.5% on a semi-annual basis thereafter. All options expire ten years after the date of grant.

The following is a summary of option activity:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
(in thousands, except price data and Contractual Life)
Outstanding at January 1, 2024	1	$13.84	—	$7.12	0.08	$8
Exercised	—	13.84	—	7.12	—	2
Forfeited	(1)	13.84	—	7.12	—	—
Outstanding, June 30, 2024	—	—	—	—	—	—
Exercisable, June 30, 2024	—	—	—	—	—	—
Vested and expected to vest	—	—	—	—	—	—

As of June 30, 2024, there was no unrecognized stock option expense.

Performance Based Incentive

Starting in 2021, certain senior executives were granted performance stock units ("PSUs") under our 2021 Equity Incentive Plan ("2021 Plan"), which generally vest over a three-year period subject to achievement of certain pre-established performance metrics. The number of shares of common stock that would ultimately be issued to settle PSUs granted ranged from 0% to 200% of the target number of shares granted. We estimate the fair value of the PSUs on the date of grant using a Monte Carlo simulation model, with stock-based compensation expense recognized ratably over the applicable three-year performance period. The Company recognized stock-based compensation expense for the PSUs for the three months ended  June 30, 2024 and 2023 of $3.8 million and $0.5 million, respectively. The Company recognized stock-based compensation expense for the six months ended  June 30, 2024 and 2023 of $4.8 million and $0.9 million, respectively.

On June 12, 2024, the Compensation Committee certified the Company exceeded the maximum performance target level for each of the performance targets set for the PSUs granted in June 2021 (the "2021 PSUs"). Therefore, applicable employees were entitled to payment of the 2021 PSUs at 200% of the target shares granted under the 2021 Plan. On June 6, 2024, at the annual meeting of stockholders, a proposal to increase the number of shares of common stock authorized for issuance under the 2021 Equity Incentive Plan by 2,000,000 shares was not approved, and as a result, the Company did not have enough shares of common stock available for issuance to satisfy the additional shares earned above 100% of target shares of the 2021 PSUs (the "2021 Additional Shares". In lieu of shares of common stock, the Company settled the 2021 Additional Shares in cash, resulting in an additional $2.8 million of stock based compensation expense in the three months ended June 30, 2024.

The following is a summary of PSU activity for the six months ended June 30, 2024:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2024	1,533	—	$7.82	$29,610
Granted	191	—	16.40	1,958
Released	(277)	10.44	14.27	2,890
Cancelled/Forfeited	—	—	—	—
Outstanding, June 30, 2024	1,447	—	7.72	11,998
Vested and expected to vest	1,447	—	$7.72	11,998

As of June 30, 2024, there was $7.7 million of unrecognized stock-based compensation expense related to outstanding PSUs, which expense is expected to be recognized over 2.2 years.

Restricted Stock Units

The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2024	2,873	—	$4.89	$55,507
Granted	685	—	10.57	7,243
Released	(699)	13.86	6.00	9,694
Cancelled/Forfeited	(19)	—	7.63	159
Outstanding, June 30, 2024	2,840	—	5.97	23,541
Vested and expected to vest	2,840	—	$5.97	$23,541

As of June 30, 2024, there was $15.1 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.6 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Share-based compensation - by expense type
Cost of goods sold	$137	$156	$239	$270
Research and development	478	480	757	777
Sales and marketing	541	291	826	486
General and administrative	4,902	2,135	7,075	3,819
Total share-based compensation expense	$6,058	$3,062	$8,897	$5,352

Note 16.  Income Taxes

For the three months ended June 30, 2024 and 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at  June 30, 2024 was appropriate.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise property, plant, equipment,land use rights, right of use assets and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
United States	$1,967	$2,702	$4,677	$9,141
Taiwan	28,859	34,271	53,562	76,657
China	12,444	4,642	25,704	8,847
	$43,270	$41,615	$83,943	$94,645

	June 30,	December 31,
	2024	2023
Long-lived assets:
United States	$74,184	$75,283
Taiwan	45,351	47,668
China	91,050	91,050
	$210,585	$214,001

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

Other Contingencies

On  August 9, 2021, the Company received a Taxes Notification of Audit Result ("Notice") from the Texas Comptroller’s Office (the "Comptroller"), for fiscal years between 2016 and 2019, informing the Company that the Comptroller believes the Company did not qualify for certain sales and use tax exemptions on various Research and Development purchases and accordingly the Company is liable for Sale and Use Tax in the amount of approximately $1.0 million including interest charges. The Company paid $0.4 million for the tax notice in May 2021, but challenged the remaining tax assessments and vigorously defended its position. The Comptroller’s office exhausted its redetermination period and therefore moved AOI’s case to the hearing process. No hearing date has yet been scheduled, and as a result the Company is not able to determine the outcome of this sales tax dispute or the likelihood or amount of the Company’s loss, if any, arising from this matter.

Note 19.  Subsequent Events

On Monday, July 8, 2024, Hurricane Beryl came ashore as a category-1 hurricane in the area east of Matagorda, Texas, approximately 70 miles southwest of the Company's headquarters facility in Sugar Land, TX. The Company's headquarters facility and its manufacturing and R&D facilities in Sugar Land suffered power outages from July 8, 2024 to July 11, 2024. The Company's backup power generators worked as designed, but were sufficient to allow only limited business activity. The Company's facilities are believed to have suffered no material damage as a result of the hurricane, and the Company is working to recover any production which was delayed by the power loss. Currently the Company expects no material financial impact due to the storm.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report. References to "Applied Optoelectronics," “we," "our" and "us" are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended June 30,				Six months ended		Six months ended
					June 30,		June 30,
	2024		2023		2024		2023
Revenue, net	$43,270	100.0%	$41,615	100.0%	$83,943	100.0%	$94,645	100.0%
Cost of goods sold	33,708	77.9%	33,717	81.0%	66,790	79.6%	77,503	81.9%
Gross profit	9,562	22.1%	7,898	19.0%	17,153	20.4%	17,142	18.1%
Operating expenses
Research and development	13,078	30.2%	8,640	20.8%	24,790	29.6%	17,176	18.1%
Sales and marketing	5,910	13.7%	2,269	5.5%	9,707	11.6%	4,596	4.9%
General and administrative	16,818	38.9%	12,954	31.1%	30,545	36.4%	25,502	26.9%
Total operating expenses	35,806	82.8%	23,863	57.3%	65,042	77.6%	47,274	49.9%
Loss from operations	(26,244)	(60.7)%	(15,965)	(38.4)%	(47,889)	(57.1)%	(30,132)	(31.8)%
Other income (expense)
Interest income	93	0.2%	37	0.1%	353	0.4%	70	0.1%
Interest expense	(1,693)	(3.9)%	(2,175)	(5.2)%	(3,369)	(4.0)%	(4,312)	(4.6)%
Other income, net	1,729	4.0%	1,167	2.8%	1,620	1.9%	1,145	1.2%
Total other income (expense), net	129	0.3%	(971)	(2.3)%	(1,396)	(1.7)%	(3,097)	(3.3)%
Loss before income taxes	(26,115)	(60.4)%	(16,936)	(40.7)%	(49,285)	(58.8)%	(33,229)	(35.1)%
Income tax expense	—	—	(8)	(0.0)%	—	—	(8)	(0.0)%
Net loss	$(26,115)	(60.4)%	$(16,944)	(40.7)%	$(49,285)	(58.8)%	$(33,237)	(35.1)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three months ended June 30,				Change
		% of		% of
	2024	Revenue	2023	Revenue	Amount	%
Data Center	$34,352	79.4%	$27,571	66.2%	$6,781	24.6%
CATV	5,818	13.5%	9,343	22.5%	(3,525)	(37.7)%
Telecom	2,379	5.4%	4,231	10.2%	(1,852)	(43.8)%
FTTH	—	—%	55	0.1%	(55)	(100.0)%
Other	721	1.7%	415	1.0%	306	73.7%
Total Revenue	$43,270	100.0%	$41,615	100.0%	$1,655	4.0%

	Six months ended June 30,
	2024		2023		Change
		% of		% of
	2024	Revenue	2023	Revenue	Amount	%
	(in thousands, except percentages)
Data Center	$63,338	75.4%	$47,924	50.6%	15,414	32.2%
CATV	14,554	17.3%	37,123	39.2%	(22,569)	(60.8)%
Telecom	4,648	5.5%	7,938	8.4%	(3,290)	(41.4)%
FTTH	—	0.1%	57	0.1%	(57)	(100.0)%
Other	1,403	1.7%	1,603	1.7%	(200)	(12.5)%
Total Revenue	$83,943	100.0%	$94,645	100.0%	$(10,702)	(11.3)%

The changes in revenue during the three and six months ended June 30, 2024 and 2023 were primarily due to increased demand from major data center customers, offset by weak demand from CATV and Telecom customers. CATV demand in the 3 months ended June 30, 2024 was lower than in the corresponding period in the prior year largely due to a pending technology transition from older-generation products compliant with the Data Over Cable Service Interface Specification (DOCSIS) version 3.1, to the newer DOCSIS 4.0 standard. Due to the pending transition from the older to newer standard, customers are placing fewer orders for the older products and instead reducing their inventory of such products.

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

In addition to our existing datacenter customers, we have also begun to receive orders from a hyperscale datacenter customer from which we have not received significant orders in several years. While the new customer interaction is not material within the quarter, we believe that both this new customer interaction and much of the growth in our existing datacenter business is related to efforts by these customers to increase processing capacity within their datacenters, largely to accommodate applications enabled by generative artificial intelligence ("AI").

For the three months ended June 30, 2024 and 2023, our top ten customers represented 94% and 88.1% of our revenue, respectively. For the six months ended June 30, 2024 and 2023, our top ten customers represented 92.7% and 90.6% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended June 30,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$33,708	77.9%	33,717	81.0%	$(9)	(0.0)%
Gross margin	9,562	22.1%	7,898	19.0%	1,664	21.1%

	Six months ended June 30,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$66,790	79.6%	$77,503	81.9%	$(10,713)	(13.8)%
Gross margin	17,153	20.4%	17,142	18.1%	11	0.1%

Cost of goods sold was approximately the same for the three months ended June 30, 2024 and June 30, 2023. Cost of goods sold decreased by $10.7 million for the six months ended June 30, 2024 ,compared to the six months ended  June 30, 2023 primarily due to lower sales, lower inventory write-off expenses and lower inventory reserve expenses in 2024.

Gross margin increased by $1.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily due to more sales of higher-margin datacenter products in the second quarter 2024, compared to the second quarter 2023. Gross profit was approximately the same for both six months ended June 30, 2024 and  June 30, 2023.

Operating expenses

	Three months ended June 30,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$13,078	30.2%	$8,640	20.8%	$4,438	51.4%
Sales and marketing	5,910	13.7%	2,269	5.5%	3,641	160.5%
General and administrative	16,818	38.9%	12,954	31.1%	3,864	29.8%
Total operating expenses	$35,806	82.8%	$23,863	57.3%	$11,943	50.0%

	Six months ended June 30,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$24,790	29.6%	$17,176	18.1%	$7,614	44.3%
Sales and marketing	9,707	11.6%	4,596	4.9%	5,111	111.2%
General and administrative	30,545	36.4%	25,502	26.9%	5,043	19.8%
Total operating expenses	$65,042	77.6%	$47,274	49.9%	$17,768	37.6%

Research and development expense

Research and development expense increased by $4.4 million, or 51.4% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Research and development expense increased by $7.6 million, or 44.3% for the six months ended June 30, 2024 compared to the same period ended June 30, 2023. The increases were primarily due to increased personnel-related expense, increased R&D related project costs and increased R&D consulting fees for ongoing R&D projects.

Sales and marketing expense

Sales and marketing expense increased by $3.6 million, or 160.5% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Sales and marketing expense increased by $5.1 million, or 111.2 % for the six months ended June 30, 2024 compared to the same period ended June 30, 2023. The increases were primarily due to the increased business development effort in our CATV and Datacenter businesses and higher shipping costs.

General and administrative expense

General and administrative expense increased by $3.9 million, or 29.8% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. General and administrative expense increased by $5.0 million, or 19.8% for the six months ended June 30, 2024 compared to the same period ended June 30, 2023. The increases were primarily due to higher legal fees and higher share-based compensation expense.

Other income (expense), net

	Three months ended June 30,				Change
	2024		2023
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$93	0.2%	$37	0.1%	$56	151.4%
Interest expense	(1,693)	(3.9)%	(2,175)	(5.2)%	482	(22.2)%
Other income (expense), net	1,729	4.0%	1,167	2.8%	562	48.2%
Total other income (expense), net	$129	0.3%	$(971)	(2.3)%	$1,100	(113.3)%

	Six months ended June 30,				Change
	2024		2023
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$353	0.4%	$70	0.1%	$283	404.3%
Interest expense	(3,369)	(4.0)%	(4,312)	(4.6)%	943	(21.9)%
Other income (expense), net	1,620	1.9%	1,145	1.2%	475	41.5%
Total other income (expense), net	$(1,396)	(1.7)%	$(3,097)	(3.3)%	$1,701	(54.9)%

Interest income increased by $56 thousand, or 151.4% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Interest income increased by $283 thousand or 404.3% for the six months ended June 30, 2024 compared to the same period ended June 30, 2023. The increases were due to higher saving balances and higher interest rate on our saving account in the first half year of 2024.

Interest expense decreased by $0.5 million, or 22.2% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Interest expense decreased by $0.9 million, or 21.9% for the six months ended June 30, 2024 compared to the same period ended June 30, 2023. The decreases were due to the termination of the loan with CIT Northbridge in November 2023.

Other income (expenses) increased by $0.6 million, or 48.2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Other income (expenses) increased by $0.5 million, or 41.5%, for the six months ended June 30, 2024 compared to the same period ended June 30, 2023.These increases were mainly due to the resolution of legal matters, more government subsidy and positive foreign exchange impact.

Benefit (provision) for income taxes

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 0%. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted.  Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States.  On August 16, 2022, the Inflation Reduction Act ("IRA") was also signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax ("Corporate AMT") for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. To the extent that we make investments in expanding manufacturing in our semiconductor fabrication facility in Texas, we believe that the CHIPS Act would provide a refundable tax credit for certain equipment and facilities upgrades. We did not make significant such investments in the six months ended June 30, 2024, but we intend to continue to evaluate future investments for applicability to the tax credit provisions of the CHIPS Act.

Comprehensive Loss

	Three months ended June 30,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(26,115)	(60.4)%	$(16,944)	(40.7)%	$(9,171)	54.1%
Loss on foreign currency translation adjustment	(845)	(2.0)%	(5,293)	(12.7)%	4,448	(84.0)%
Comprehensive loss	$(26,960)	(62.4)%	$(22,237)	(53.4)%	$(4,723)	21.2%

	Six months ended June 30,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(49,285)	(58.8)%	$(33,237)	(35.1)%	$(14,248)	42.9%
Loss on foreign currency translation adjustment	(2,506)	(3.0)%	(3,654)	(3.9)%	1,148	31.4%
Comprehensive loss	$(51,791)	(61.8)%	$(36,891)	(39.0)%	$(13,100)	35.5%

Comprehensive loss increased by $4.7 million, or 21.2%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 Comprehensive loss increased by $13.1 million, or 35.5%, for the six months ended June 30, 2024 as compared to the same period ended June 30, 2023 The changes were primarily due to increase of net loss of $9.2 million and $14.2 million respectively, and foreign currency translation adjustments for non-U.S. dollar functional currency operations of $4.4 million and $1.1 million, respectively.

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

Liquidity and Capital Resources

As of June 30, 2024, we had $29.4 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2024, our cash, cash equivalents and restricted cash totaled $16.1 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

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

As of June 30, 2024, we have sold approximately 1.7 million shares of the Company's common stock with an aggregate offering price of approximately $20.5 million under the current ATM Offering.

The details of the shares of common stock sold through the ATM Offering are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc.	March 2024	270,066	$14.7664	$4,000	$80	$3,920
Raymond James & Associates, Inc.	May 2024	718,605	12.0967	8,693	174	8,519
Raymond James & Associates, Inc.	Jun 2024	760,055	10.2962	7,826	157	7,669
Total		1,748,726		$20,519	$411	$20,108

Note Offerings

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

Operating activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(30,470)	$5,868
Net cash (used in) investing activities	(12,156)	(1,910)
Net cash provided by (used in) financing activities	3,097	(11,786)
Effect of exchange rates on cash and cash equivalents	550	853
Net decrease in cash and cash equivalents	$(38,979)	$(6,975)

For the six months ended June 30, 2024, net cash used in operating activities was $30.5 million. Net cash used in operating activities consisted of our net loss of $49.3 million after exclusion of non-cash items of $30.5 million. Cash decreased due to accounts receivable increase of $11.4 million, accrued liability decrease of $1.2 million, offset by inventory decrease of $5.6 million.

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

Investing activities

For the six months ended June 30, 2024, net cash used in investing activities was $12.2 million, mainly for the purchase of additional plant, machinery and equipment.

For the six months ended June 30, 2023, net cash used in investing activities was $1.9 million, mainly for the purchase of additional plant, machinery and equipment.

Financing activities

For the six months ended June 30, 2024, net cash provided by financing activities was $3.1 million. This increase was due to the proceeds from the ATM program of $20 million, offset by the net repayment of bank acceptance of $10.4 million, cash settlement and other related tax payment of share-based compensation of $5.5 million.

For the six months ended June 30, 2023, net cash used in financing activities was $11.8 million. This decrease in cash was due to repayment of $18.6 million on our lines of credit and repayment of $3.3 million bank acceptances payable, offset by net proceeds of $10.3 million from the ATM Offering.

Loans and commitments

We have lending arrangements with two financial institutions in China. Currently, in the US, we do not have any lending arrangement. As of June 30, 2024, we were in compliance with the covenant in the lending arrangements.

As of June 30, 2024, we had $29.4 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of June 30, 2024, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in service in the year 2024 after the construction is completed for the building interior work. Property will be transferred from construction in progress to building and improvement at that time.

Future liquidity needs

We had cash, cash equivalents and restricted cash of $16.1 million as of June 30, 2024, a decrease of approximately $39.0 million compared to December 31, 2023.  Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory and other facilities at our Ningbo, China location, changes in our manufacturing capacity and the continuing market acceptance of our products.

As of June 30, 2024, we had a total loan balance (excluding convertible notes) of $22.5 million from various lenders in China and had $29.4 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board has authorized issuance of equity totaling up to $25million under the ATM Offering (see the discussion of "Liquidity and Capital Resources" in Item 2). As of June 30, 2024, we had raised $20.5 million under the authorized ATM Offering, and still had $4.5 million available.

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

Inflation

The annual inflation rate in the US reduced to 3.4% in 2023. Even though inflation has slowed from the peak, it remained well above the Federal Reserve's objective of 2%. The annual inflation rate in Taiwan came down to 2.7% in 2023 from 2.95% in 2022. The cost of inflation was reflected in increases in shipping costs, labor rates, and in costs of some raw materials. We believe these decreases are related to the supply chain pressure easing and decreasing commodity prices, however the labor market is still tight, and the wage pressure is still high. We cannot be sure when or if prices will return to pre-pandemic levels. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results. We do not believe that inflation had a material impact on our business, financial condition, or results of operations during the three months ended June 30, 2024. However, there is no guarantee that we may increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion of the risk factors affecting our Company. As of June 30, 2024, there have been no material changes to those risk factors.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30,, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), were as follows:

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

4.4*	Indenture, dated as of December 5, 2023 between Applied Optoelectronics, Inc. and Computershare Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.5*	Form of Note representing the Company’s 5.25% Convertible Senior Notes due 2026 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.6*	First Supplemental Indenture, dated as of December 5, 2023, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as trustee (included as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

10.1*	Translation of the Financing Credit Line Agreement, dated May 24, 2024, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2024).

10.2*	Translation of the Maximum Mortgage Contract (Security Agreement), dated May 24, 2024, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd. (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2024).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 6, 2024	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)