Form 10-Q
period 2024-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2024-11-07
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of November 4, 2024, there were 45,078,203 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$34,124	$45,366
Restricted cash	7,243	9,731
Accounts receivable - trade, net of allowance of $1,805 and $3, respectively	75,154	48,071
Notes receivable	47	219
Inventories	64,382	63,866
Prepaid income tax	4	3
Prepaid expenses and other current assets	7,409	5,349
Total current assets	188,363	172,605
Property, plant and equipment, net	205,303	200,317
Land use rights, net	4,993	5,030
Operating right of use asset	4,102	5,026
Intangible assets, net	3,663	3,628
Other assets, net	3,548	2,580
TOTAL ASSETS	$409,972	$389,186
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$55,991	$32,892
Bank acceptance payable	9,934	15,482
Accrued liabilities	19,140	18,549
Unearned revenue	1,439	1,803
Current lease liability - operating	1,115	1,149
Current portion of notes payable and long-term debt	29,483	23,197
Current portion of convertible senior notes	—	286
Total current liabilities	117,102	93,358
Non-current lease liability - operating	3,731	4,726
Convertible senior notes	77,053	76,233
TOTAL LIABILITIES	197,886	174,317
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock; 80,000 shares authorized at $0.001 par value; 44,852 and 38,148 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	45	38
Additional paid-in capital	543,492	478,972
Accumulated other comprehensive income	709	975
Accumulated deficit	(332,160)	(265,116)
TOTAL STOCKHOLDERS' EQUITY	212,086	214,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$409,972	$389,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue, net	$65,151	$62,547	$149,094	$157,193
Cost of goods sold	49,234	42,373	116,023	119,876
Gross profit	15,917	20,174	33,071	37,317
Operating expenses
Research and development	13,428	9,457	38,218	26,633
Sales and marketing	4,796	3,035	14,503	7,631
General and administrative	14,240	14,368	44,786	39,870
Total operating expenses	32,464	26,860	97,507	74,134
Loss from operations	(16,547)	(6,686)	(64,436)	(36,817)
Other income (expense)
Interest income	156	65	509	133
Interest expense	(1,702)	(1,989)	(5,072)	(6,301)
Other expense, net	336	(343)	1,957	803
Total other income (expense), net	(1,210)	(2,267)	(2,606)	(5,365)
Loss before income taxes	(17,757)	(8,953)	(67,042)	(42,182)
Income tax expense	—	—	—	(8)
Net loss	$(17,757)	$(8,953)	$(67,042)	$(42,190)
Net loss per share
Basic	$(0.42)	$(0.27)	$(1.68)	$(1.39)
Diluted	$(0.42)	$(0.27)	$(1.68)	$(1.39)

Weighted average shares used to compute net loss per share:
Basic	42,311,811	32,774,148	40,021,297	30,392,483
Diluted	42,311,811	32,774,148	40,021,297	30,392,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(17,757)	$(8,953)	$(67,042)	$(42,190)
Gain (Loss) on foreign currency translation adjustment	2,240	(718)	(268)	(4,371)
Comprehensive loss	$(15,517)	$(9,671)	$(67,310)	$(46,561)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months ended September 30, 2024 and 2023

(Unaudited, in thousands, except for share amount)

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2024	40,645	$41	$502,387	$(1,531)	$(314,403)	$186,494
Issuance of restricted stock, net of shares withheld for employee tax	279	—	(383)	—	—	(383)
Share-based compensation	—	—	2,944	—	—	2,944
Public offering of common stock, net	3,928	4	38,544	—	—	38,548
Foreign currency translation adjustment	—	—	—	2,240		2,240
Net loss	—	—	—	—	(17,757)	(17,757)
September 30, 2024	44,852	$45	$543,492	$709	$(332,160)	$212,086

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2023	31,785	$32	$407,003	$(1,470)	$(242,306)	$163,259
Stock options exercised, net of shares withheld for employee tax	32	—	(13)	—	—	(13)
Issuance of restricted stock, net of shares withheld for employee tax	407	—	(482)	—	—	(482)
Share-based compensation	—	—	3,235	—	—	3,235
Public offering of common stock, net	2,042	2	22,023	—	—	22,025
Foreign currency translation adjustment	—	—	—	(718)	—	(718)
Net loss	—	—	—	—	(8,953)	(8,953)
September 30, 2023	34,266	$34	$431,766	$(2,188)	$(251,259)	$178,353

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
January 1, 2024	38,148	$38	$478,972	$975	$(265,116)	$214,869
Stock options exercised	1	—	(2)	—	—	(2)
Issuance of restricted stock, net of shares withheld for employee tax	1,024	1	(3,054)	—	—	(3,053)
Share-based compensation	—	—	9,050	—	—	9,050
Public offering of common stock, net	5,677	6	58,489	—	—	58,495
Shares converted by Notes holders	2	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	(266)	(2)	(268)
Net loss	—	—	—	—	(67,042)	(67,042)
September 30, 2024	44,852	$45	$543,492	$709	$(332,160)	$212,086

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	capital	gain (loss)	earnings	equity
January 1, 2023	28,623	$29	$391,526	$2,183	$(209,068)	$184,670
Stock options exercised, net of shares withheld for employee tax	32	—	(13)	—	—	(13)
Issuance of restricted stock, net of shares withheld for employee tax	914	1	(641)	—	—	(640)
Share-based compensation	—	—	8,587	—	—	8,587
Public offering of common stock, net	4,697	4	32,307	—	—	32,311
Foreign currency translation adjustment	—	—	—	(4,371)	(1)	(4,372)
Net loss	—	—	—	—	(42,190)	(42,190)
September 30, 2023	34,266	$34	$431,766	$(2,188)	$(251,259)	$178,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net loss	$(67,042)	$(42,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of bad debt	1,802	(27)
Inventory reserve adjustment	2,386	7,454
Depreciation and amortization	15,293	15,499
Amortization of debt issuance costs	1,037	928
Gain (loss) on disposal of assets	33	2
Share-based compensation	11,841	8,587
Unrealized foreign exchange (gain)	(25)	(583)
Changes in operating assets and liabilities:
Accounts receivable, trade	(28,884)	450
Trade Notes receivable	172	301
Prepaid income tax	(2)	(2)
Inventories	(2,760)	2,917
Other current assets	(2,029)	1,384
Operating right of use asset	784	345
Accounts payable	23,099	(12,992)
Accrued liabilities	612	(600)
Accrued Income Tax	-	(1)
Unearned revenue	(364)	9,497
Lease liability	(863)	(448)
Net cash used in operating activities	(44,910)	(9,479)
Investing activities:
Purchase of property, plant and equipment	(15,027)	(2,915)
Proceeds from disposal of equipment	7	131
Deposits and prepaid for equipment	(6,033)	(1,948)
Purchase of intangible assets	(374)	(426)
Net cash used in investing activities	(21,427)	(5,158)
Financing activities:
Principal payments of long-term debt and notes payable	(251)	—
Proceeds from line of credit borrowings	35,639	47,047
Repayments of line of credit borrowings	(29,701)	(71,834)
Proceeds from bank acceptance payable	24,831	42,118
Repayments of bank acceptance payable	(30,484)	(39,699)
Proceeds from issuance of convertible senior notes, net of debt issuance costs	(214)	—
Principal payments of financing lease	—	(15)
Exercise of stock options	(2)	(13)
Payments of tax withholding on behalf of employees related to share-based compensation	(3,053)	(640)
Proceeds from common stock offering, net	58,494	32,312
Cash settlement of share-based compensation	(2,791)	—
Net cash provided by financing activities	52,468	9,276
Effect of exchange rate changes on cash	139	1,015
Net decrease in cash, cash equivalents and restricted cash	(13,730)	(4,346)
Cash, cash equivalents and restricted cash at beginning of period	55,097	35,587
Cash, cash equivalents and restricted cash at end of period	$41,367	$31,241
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$2,635	$6,054
Income taxes	1	10
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	(411)	(12)
Net change in deposits and prepaid for equipment related to property and equipment additions	276	(473)

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and September 30, 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2024, as compared to the significant accounting policies described in its 2023 Annual Report.

Recent Accounting Pronouncements

           There was no accounting pronouncement adopted in the third quarter of 2024.

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

Revenue is also classified by major product categories and is presented below (in thousands):

	Three months ended September 30,
		% of		% of
	2024	Revenue	2023	Revenue
Data Center	$40,945	62.8%	$48,807	78.0%
CATV	20,947	32.2%	10,268	16.4%
Telecom	2,798	4.3%	3,074	5.0%
FTTH	—	0.0%	—	0.0%
Other	461	0.7%	398	0.6%
Total Revenue	$65,151	100.0%	$62,547	100.0%

	Nine months ended September 30,
		% of		% of
	2024	Revenue	2023	Revenue
Data Center	$104,283	69.9%	$96,731	61.5%
CATV	35,501	23.8%	47,391	30.1%
Telecom	7,445	5.0%	11,013	7.0%
FTTH	—	0.0%	57	0.1%
Other	1,865	1.3%	2,001	1.3%
Total Revenue	$149,094	100.0%	$157,193	100.0%

Unearned Revenue

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Unearned revenues solely relate to statement of work with Microsoft regarding contract prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet dates. Unearned revenue balance as of  September 30, 2024 and  December 31, 2023 was $1.4 million and $1.8 million, respectively. For the three months ended September 30, 2024 and 2023, revenue recognized from the unearned revenue balance was $0.1 million and $1.9 million, respectively. For the nine months ended September 30, 2024 and 2023, revenue recognized from the unearned revenue balance was $0.4 million and $3.1 million, respectively. The contract with Microsoft does not fall under ASC 842, Lease Accounting.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Unearned revenue, beginning of period	$1,570	$11,720	$1,803	$3,000
Additional unearned revenue	—	2,724	—	12,608
Revenue recognized	131	1,947	364	3,111
Unearned revenue, end of period	$1,439	$12,497	$1,439	$12,497

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

Lease expense is included under general and administrative expenses and was $0.4 million, and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. The lease expense was $1.1 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively. The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease expense	$318	$287	$1,028	$849
Financing lease expense	—	8	—	24
Short Term lease expense	41	3	62	9
Total lease expense	$359	$298	$1,090	$882

Maturities of lease liabilities are as follows for the future one-year periods ending  September 30, 2024 (in thousands):

Fiscal years:	Operating
2024 (remaining 3 months)	$309
2025	1,256
2026	1,069
2027	1,061
2028	1,060
2029 and thereafter	449
Total lease payments	5,204
Less imputed interest	(358)
Present value	$4,846

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Nine months ended September 30,
	2024	2023
Weighted Average Remaining Lease Term (Years) - operating leases	4.38	5.33
Weighted Average Remaining Lease Term (Years) - financing leases	—	0.08
Weighted Average Discount Rate - operating leases	3.12%	3.28%
Weighted Average Discount Rate - financing leases	—	5.00%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$964	$934
Operating cash flows from financing lease	—	3
Financing cash flows from financing lease	—	15

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$34,124	$45,366
Restricted cash	7,243	9,731
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,367	$55,097

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and compensating balances associated with certain credit facilities. As of  September 30, 2024 and December 31, 2023, there were $4.0 million and $6.5 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, there were deposits of $2.6 million and $2.5 million in certificates of deposit associated with credit facilities with a bank in China as of September 30, 2024 and December 31, 2023 , respectively. There were $0.7 million guarantee deposits for customs duties as of September 30, 2024 and December 31, 2023.

Note 6.  Loss Per Share

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

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	(17,757)	$(8,953)	$(67,042)	$(42,190)
Denominator:
Weighted average shares used to compute net loss per share
Basic	42,312	32,774	40,021	30,392
Diluted	42,312	32,774	40,021	30,392
Net loss per share
Basic	$(0.42)	$(0.27)	$(1.68)	$(1.39)
Diluted	$(0.42)	$(0.27)	$(1.68)	$(1.39)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Employee stock options	—	8	—	—
Restricted stock units	2,097	2,650	2,543	973
Shares for convertible senior notes	5,264	4,587	5,264	4,587
Total antidilutive shares	7,361	7,245	7,807	5,560

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$33,154	$22,128
Work in process and sub-assemblies	30,650	33,792
Finished goods	16,196	22,452
Allowance for inventory	(15,618)	(14,506)
Total inventories	$64,382	$63,866

For the three months ended September 30, 2024 and 2023, the inventory reserve adjustment expensed for inventory was $0.7 million and $2.4 million, respectively. For nine months ended  September 30, 2024 and 2023, the inventory reserve adjustment expensed for inventory was $2.4 million and $7.5 million, respectively.

For the three months ended September 30, 2024 and 2023, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $0.7 million and $1.5 million, respectively. For the nine months ended September 30, 2024 and 2023, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $2.4 million and $8.4 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2024	December 31, 2023
Land improvements	$806	$806
Buildings and improvements	120,617	86,534
Machinery and equipment	264,429	257,842
Furniture and fixtures	5,115	5,449
Computer equipment and software	12,955	12,059
Transportation equipment	666	673
	404,588	363,363
Less accumulated depreciation	(204,675)	(194,086)
	199,913	169,277
Construction in progress	4,289	29,939
Land	1,101	1,101
Total property, plant and equipment, net	$205,303	$200,317

For the three months ended September 30, 2024 and 2023, the depreciation expense of property, plant and equipment was $5.1 million and $4.8 million, respectively. For the nine months ended September 30, 2024 and 2023, the depreciation expenses of property, plant and equipment were $15.0 million.

As of September 30, 2024, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21,Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2024
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,788	$(6,278)	$3,510
Trademarks	202	(49)	153
Total intangible assets	$9,990	$(6,327)	$3,663

	December 31, 2023
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,502	$(5,981)	$3,521
Trademarks	138	(31)	107
Total intangible assets	$9,640	$(6,012)	$3,628

For the three months ended September 30, 2024 and 2023, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.3 million and $0.5 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 9 years.

On September 30, 2024, future amortization expenses for intangible assets for future periods are estimated to be (in thousands):

2024 (remaining 3 months)	$102
2025	442
2026	442
2027	442
2028	442
2029 and thereafter	1,793
$3,663

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

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of  September 30, 2024 was $94.1 million and $77.1 million, respectively. As of December 31, 2023, the fair value and carrying amount of our convertible senior notes were both $76.5 million. The fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2024	December 31, 2023
Revolving line of credit with a China bank up to $24.3 million with interest between 4.25% to 4.35%, maturing May 24, 2029	$11,787	$12,608
Credit facility with a China bank up to $28.5 million with interest between 4.00% and 4.35%, maturing June 6, 2027	17,696	10,589
Total	29,483	23,197
Less current portion	(29,483)	(23,197)
Non-current portion	$—	$—

Bank Acceptance Notes Payable	September 30, 2024	December 31, 2023
Bank acceptance notes issued to vendors with a 0.05% handling fees	$ 9,934	$ 15,482

The current portion of long-term debt is the amount payable within one year of the balance sheet date of September 30, 2024.

Maturities of long-term debt are as follows for the future one-year periods ending  September 30, 2024 (in thousands):

Within one year	$29,483
Beyond one year	—
Total outstanding	$29,483

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

As of September 30, 2024, $ 11.8 million was outstanding under the Renewed SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $9.9 million.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million at that time. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (the "¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. On December 21, 2023, Global entered into an asset pool business cooperation agreement ("Asset Pool Agreement") and an asset pool pledge contract (the "Pledge Contract") (referred to collectively as the Pledge Asset Line"), with CZB, which supplements the existing ¥200M Credit Facility. The Pledge Asset Line does not constitute a new credit line or an increase to the existing credit limits. Global may draw upon the Pledge Asset Line between December 21, 2023 and December 21, 2025 (the "Asset Pool Period"). During the Asset Pool Period, Global may request to draw upon the Pledge Asset Line on an as-needed bases; however, amount of available credit under the Pledge Asset Line and approval of each draw may be reduced or declined by CZB due to changes in Chinese government regulations and/or changes in Global's financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global's obligations under the Pledge Asset Line will be secured by certain financial assets, including but not limited to, deposit receipts, domestic accounts receivable and electronic commercial paper. As of September 30, 2024, $17.7 million was outstanding under the ¥200M Credit Facility, and there was no outstanding balance of bank acceptance notes issued to vendors.

As of  September 30, 2024 and December 31, 2023, the Company had $23.3 million and $22.5 million of unused borrowing capacity, respectively.

As of  September 30, 2024 and December 31, 2023, there was $6.5 million and $9.7 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the 2026 Notes for the periods indicated (in thousands):

	September 30,	December 31,
	2024	2023
Principal	$80,214	$80,214
Unamortized debt issuance costs	(3,161)	(3,981)
Net carrying amount	$77,053	$76,233

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

The following table sets forth interest expense information related to the 2024 Notes and 2026 Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$1,053	$1,006	$3,161	$3,019
Amortization of debt issuance costs	363	208	1,072	618
Total interest cost	$1,416	$1,214	$4,233	$3,637
Effective interest rate	5.3%	5.1%	5.3%	5.1%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll	$10,143	$12,146
Accrued employee benefits	3,674	3,376
Accrued state and local taxes	1,392	745
Accrued interest	1,345	341
Accrued shipping and tariff expenses	291	27
Advanced payments	228	187
Accrued commission expenses	667	649
Accrued professional fees	218	270
Accrued product warranty	246	255
Accrued other	936	553
Total accrued liabilities	$19,140	$18,549

Note 14.  Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gain (loss) on disposal of assets	$(28)	$5	$(33)	$(2)
Government subsidy income	43	77	370	910
Foreign Exchange Gain (Loss)	172	(435)	216	(259)
Other non-operating gain	149	10	1,404	154
Total other income (expenses) , net	$336	$(343)	$1,957	$803

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2013 Equity Incentive Plan ("2013 Plan")
●	the 2021 Equity Incentive Plan ("2021 Plan")
●	the 2023 Equity Inducement Plan ("Inducement Plan")

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

The following is a summary of option activity:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
(in thousands, except price data and Contractual Life)
Outstanding at January 1, 2024	1	$13.84	—	$7.12	0.08	$8
Exercised	—	13.84	—	7.12	—	2
Forfeited	(1)	13.84	—	7.12	—	—
Outstanding, September 30, 2024	—	—	—	—	—	—
Exercisable, September 30, 2024	—	—	—	—	—	—
Vested and expected to vest	—	—	—	—	—	—

As of September 30, 2024, there was no unrecognized stock option expense.

Performance Based Incentive

Starting in 2021, certain senior executives were granted performance stock units ("PSUs") under our 2021 Equity Incentive Plan ("2021 Plan"), which generally vest over a three-year period subject to achievement of certain pre-established performance metrics. The number of shares of common stock that would ultimately be issued to settle PSUs granted ranged from 0% to 200% of the target number of shares granted. We estimate the fair value of the PSUs on the date of grant using a Monte Carlo simulation model, with stock-based compensation expense recognized ratably over the applicable three-year performance period. The Company recognized stock-based compensation expense for the PSUs for the three months ended  September 30, 2024 and 2023 of $3.8 million and $1.1 million, respectively. The Company recognized stock-based compensation expense for the nine months ended  September 30, 2024 and 2023 of $5.8 million and $2.0 million, respectively.

On June 12, 2024, the Compensation Committee certified the Company exceeded the maximum performance target level for each of the performance targets set for the PSUs granted in June 2021 (the "2021 PSUs"). Therefore, applicable employees were entitled to payment of the 2021 PSUs at 200% of the target shares granted under the 2021 Plan. On June 6, 2024, at the annual meeting of stockholders, a proposal to increase the number of shares of common stock authorized for issuance under the 2021 Equity Incentive Plan by 2,000,000 shares was not approved, and as a result, the Company did not have enough shares of common stock available for issuance to satisfy the additional shares earned above 100% of target shares of the 2021 PSUs (the "2021 Additional Shares"). In lieu of shares of common stock, the Company settled the 2021 Additional Shares in cash, resulting in an additional $2.8 million of stock-based compensation expense in thenine months ended September 30, 2024.

The following is a summary of PSU activity for the nine months ended September 30, 2024:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2024	1,533	—	$7.82	$29,610
Granted	191	—	16.40	1,958
Released	(277)	10.44	14.27	2,890
Cancelled/Forfeited	—	—	—	—
Outstanding, September 30, 2024	1,447	—	7.72	20,711
Vested and expected to vest	1,447	—	$7.72	20,711

As of September 30, 2024, there was $6.7 million of unrecognized stock-based compensation expense related to outstanding PSUs, which expense is expected to be recognized over 1.9 years.

Restricted Stock Units

The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2024	2,873	—	$4.89	$55,507
Granted	701	—	10.52	7,375
Released	(1,031)	12.51	6.11	12,895
Cancelled/Forfeited	(27)	—	6.16	394
Outstanding, September 30, 2024	2,516	—	5.95	36,001
Vested and expected to vest	2,516	—	$5.95	$36,001

As of September 30, 2024, there was $13.3 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.5 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Share-based compensation - by expense type
Cost of goods sold	$116	$123	$355	$393
Research and development	356	358	1,114	1,135
Sales and marketing	334	300	1,160	786
General and administrative	2,137	2,454	9,212	6,273
Total share-based compensation expense	$2,943	$3,235	$11,841	$8,587

Note 16.  Income Taxes

For the three months ended September 30, 2024 and 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at  September 30, 2024 was appropriate.

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise property, plant, equipment,land use rights, right of use assets and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
United States	$1,659	$5,494	$6,336	$14,636
Taiwan	34,663	37,194	88,225	113,851
China	28,829	19,859	54,533	28,706
Total	$65,151	$62,547	$149,094	$157,193

	September 30,	December 31,
	2024	2023
Long-lived assets:
United States	$78,415	$75,283
Taiwan	46,912	47,668
China	98,453	91,050
Total	$223,780	$214,001

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

Note 19.  Subsequent Events

On November 5, 2024, the Company provided notice of its termination, effective on November 6, 2024, of the Equity Distribution Agreement dated March 13, 2024 between the Company and Raymond James & Associates in connection with the Company’s At-The-Market equity offering program (the “ATM program”).  As of the termination date, the ATM program had generated total gross proceeds of $59.9 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report. References to "Applied Optoelectronics," “we," "our" and "us" are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target four networking end-markets: internet data centers, cable television, ("CATV"), telecommunications ("telecom"), and fiber-to-the-home ("FTTH"). We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we typically begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the internet data center, CATV, telecom and FTTH markets which increasingly demand faster connectivity and innovation.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
Revenue, net	$65,151	100.0%	$62,547	100.0%	$149,094	100.0%	$157,193	100.0%
Cost of goods sold	49,234	75.6%	42,373	67.7%	116,023	77.8%	119,876	76.3%
Gross profit	15,917	24.4%	20,174	32.3%	33,071	22.2%	37,317	23.7%
Operating expenses
Research and development	13,428	20.6%	9,457	15.0%	38,218	25.7%	26,633	16.9%
Sales and marketing	4,796	7.4%	3,035	4.9%	14,503	9.7%	7,631	4.9%
General and administrative	14,240	21.8%	14,368	23.0%	44,786	30.0%	39,870	25.4%
Total operating expenses	32,464	49.8%	26,860	42.9%	97,507	65.4%	74,134	47.2%
Loss from operations	(16,547)	(25.4)%	(6,686)	(10.6)%	(64,436)	(43.2)%	(36,817)	(23.5)%
Other income (expense)
Interest income	156	0.2%	65	0.1%	509	0.4%	133	0.1%
Interest expense	(1,702)	(2.6)%	(1,989)	(3.2)%	(5,072)	(3.4)%	(6,301)	(4.0)%
Other income, net	336	0.5%	(343)	(0.5)%	1,957	1.3%	803	0.5%
Total other income (expense), net	(1,210)	(1.9)%	(2,267)	(3.6)%	(2,606)	(1.7)%	(5,365)	(3.4)%
Loss before income taxes	(17,757)	(27.3)%	(8,953)	(14.2)%	(67,042)	(45.0)%	(42,182)	(26.9)%
Income tax expense	—	—	—	—%	—	—	(8)	(0.0)%
Net loss	$(17,757)	(27.3)%	$(8,953)	(14.2)%	$(67,042)	(45.0)%	$(42,190)	(26.9)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three months ended September 30,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Data Center	$40,945	62.8%	$48,807	78.0%	$(7,862)	(16.1)%
CATV	20,947	32.2%	10,268	16.4%	10,679	104.0%
Telecom	2,798	4.3%	3,074	5.0%	(276)	(9.0)%
FTTH	—	—%	—	—%	—	—%
Other	461	0.7%	398	0.6%	63	15.8%
Total Revenue	$65,151	100.0%	$62,547	100.0%	$2,604	4.2%

	Nine months ended September 30,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Data Center	$104,283	69.9%	$96,731	61.5%	7,552	7.8%
CATV	35,501	23.8%	47,391	30.1%	(11,890)	(25.1)%
Telecom	7,445	5.0%	11,013	7.0%	(3,568)	(32.4)%
FTTH	—	0.0%	57	0.1%	(57)	(100.0)%
Other	1,865	1.3%	2,001	1.3%	(136)	(6.8)%
Total Revenue	$149,094	100.0%	$157,193	100.0%	$(8,099)	(5.2)%

The changes in revenue during the three months ended September 30, 2024 and 2023 were primarily due toincreased demand from CATV customers, offset by the lack of non-recurring engineering ("NRE") revenue in the third quarter of 2024 and the effect of pricing reductions offered to certain of our data center customers in 2024, which affected our data center market. The changes in revenue during the nine months ended September 30, 2024 and 2023 were primarily due to increased demand from major data center customers, offset by weak demand from CATV and telecom customers. CATV demand in the nine months ended September 30, 2024 was lower than in the corresponding period in the prior year largely due to a pending technology transition from older-generation products compliant with the Data Over Cable Service Interface Specification ("DOCSIS") version 3.1, to the newer DOCSIS 4.0 standard. Due to the pending transition from the older to newer standard, customers are placing fewer orders for the older products and instead reducing their inventory of such products.

We have begun to see increased orders for our 400G data center products from several large customers. Based on forecasts from our customers, we expect increased demand for these products through the end of 2024. We entered into a supply agreement with Microsoft to design certain data center goods and to build a supply chain to manufacture, assemble, sell and ship the goods to them or an authorized purchasing entity. The initial term of the agreement is five years with automatic renewal unless terminated earlier.

In addition to our existing data center customers, we have also begun to receive orders from a hyperscale data center customer from which we have not received significant orders in several years. While the new customer interaction is not material within the quarter, we believe that both this new customer interaction and much of the growth in our existing data center business is related to efforts by these customers to increase processing capacity within their data centers, largely to accommodate applications enabled by generative artificial intelligence ("AI").

For the three months ended September 30, 2024 and 2023, our top ten customers represented 95.8% and 96.1% of our revenue, respectively. For the nine months ended September 30, 2024 and 2023, our top ten customers represented 93.7% and 93.3% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended September 30,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$49,234	75.6%	42,373	67.7%	$6,861	16.2%
Gross margin	15,917	24.4%	20,174	32.3%	(4,257)	(21.1)%

	Nine months ended September 30,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$116,023	77.8%	$119,876	76.3%	$(3,853)	(3.2)%
Gross margin	33,071	22.2%	37,317	23.7%	(4,246)	(11.4)%

Cost of goods sold increased by $6.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in cost of goods sold was due to increased revenue and higher cost of certain materials, partially offset by lower inventory reserve in the current period. Cost of goods sold decreased by $3.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to lower sales, lower inventory write-off expenses and lower inventory reserve expenses in 2024.

Gross profit decreased by $4.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease is primarily due to price reductions for certain data center products which took effect earlier in 2024. Gross profit decreased by $4.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, mainly due to price reductions for certain data center products which took effect earlier in 2024.

Operating expenses

	Three months ended September 30,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$13,428	20.6%	$9,457	15.0%	$3,971	42.0%
Sales and marketing	4,796	7.4%	3,035	4.9%	1,761	58.0%
General and administrative	14,240	21.8%	14,368	23.0%	(128)	(0.9)%
Total operating expenses	$32,464	49.8%	$26,860	42.9%	$5,604	20.9%

	Nine months ended September 30,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$38,218	25.7%	$26,633	16.9%	$11,585	43.5%
Sales and marketing	14,503	9.7%	7,631	4.9%	6,872	90.1%
General and administrative	44,786	30.0%	39,870	25.4%	4,916	12.3%
Total operating expenses	$97,507	65.4%	$74,134	47.2%	$23,373	31.5%

Research and development expense

Research and development expense increased by $4.0 million, or 42.0% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Research and development expense increased by $11.6 million, or 43.5% for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023. The increases were primarily due to increased personnel-related expense, increased R&D related project costs and increased R&D consulting fees for ongoing R&D projects. The increases in R&D expenses were driven by customer demands for new products as well as acceleration of previously-planned project expenditures which were necessary to accommodate accelerated demand projections for these products from certain customers.

Sales and marketing expense

Sales and marketing expense increased by $1.8 million, or 58.0% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Sales and marketing expense increased by $6.9 million, or 90.1% for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023. The increases were primarily due to the increased business development effort in our CATV and data center businesses, higher shipping costs and increases in trade show expenses.

General and administrative expense

General and administrative expense was approximately the same for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. General and administrative expense increased by $4.9 million, or 12.3% for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023. The increase was primarily due to increased personnel-related expense, including higher share-based compensation expense.

Other income (expense), net

	Three months ended September 30,				Change
	2024		2023
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$156	0.2%	$65	0.1%	$91	140.0%
Interest expense	(1,702)	(2.6)%	(1,989)	(3.2)%	287	(14.4)%
Other income (expense), net	336	0.5%	(343)	(0.5)%	679	(198.0)%
Total other income (expense), net	$(1,210)	(1.9)%	$(2,267)	(3.6)%	$1,057	(46.6)%

	Nine months ended September 30,				Change
	2024		2023
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$509	0.4%	$133	0.1%	$376	282.7%
Interest expense	(5,072)	(3.4)%	(6,301)	(4.0)%	1,229	(19.5)%
Other income (expense), net	1,957	1.3%	803	0.5%	1,154	143.7%
Total other income (expense), net	$(2,606)	(1.7)%	$(5,365)	(3.4)%	$2,759	(51.4)%

Interest income increased by $0.09 million, or 140% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest income increased by $0.38 million or 282.7% for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023. The increases were due to higher saving balances and higher interest rate on our saving account in the first three quarters of 2024.

Interest expense decreased by $0.3 million, or 14.4% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest expense decreased by $1.2 million, or 19.5% for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023. The decreases were due to the termination of the loan with CIT Northbridge in November 2023.

Other income (expenses) increased by $0.7 million, or 198% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Other income (expenses) increased by $1.2 million, or 143.7%, for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023.These increases were mainly due to the resolution of legal matters, increased government subsidy income and positive foreign exchange impact.

Benefit (provision) for income taxes

The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 0%. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted.  Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States.  On August 16, 2022, the Inflation Reduction Act ("IRA") was also signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax ("Corporate AMT") for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. To the extent that we make investments in expanding manufacturing in our semiconductor fabrication facility in Texas, we believe that the CHIPS Act would provide a refundable tax credit for certain equipment and facilities upgrades. We made significant such investments in the nine months ended September 30, 2024, but we intend to continue to evaluate future investments for applicability to the tax credit provisions of the CHIPS Act.

Comprehensive Loss

	Three months ended September 30,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(17,757)	(27.3)%	$(8,953)	(14.3)%	$(8,804)	98.3%
Loss on foreign currency translation adjustment	2,240	3.4%	(718)	(1.1)%	2,958	(412.0)%
Comprehensive loss	$(15,517)	(23.9)%	$(9,671)	(15.4)%	$(5,846)	60.4%

	Nine months ended September 30,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(67,042)	(45.0)%	$(42,190)	(26.8)%	$(24,852)	58.9%
Loss on foreign currency translation adjustment	(268)	(0.2)%	(4,371)	(2.8)%	$4,103	(93.9)%
Comprehensive loss	$(67,310)	(45.2)%	$(46,561)	(29.6)%	$(20,749)	44.6%

Comprehensive loss increased by $5.8 million, or 60.4%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Comprehensive loss increased by $20.7 million, or 44.6%, for the nine months ended September 30, 2024 as compared to the same period ended September 30, 2023.The changes were primarily due to increase of net loss of $8.8 million and $24.9 million for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively, and offset by foreign currency translation adjustments for non-U.S. dollar functional currency operations of $3.0 million and $4.1 million, respectively.

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

Liquidity and Capital Resources

As of September 30, 2024, we had $23.3 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2024, our cash, cash equivalents and restricted cash totaled $41.4 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

ATM Offerings

On January 5, 2023, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on March 21, 2023, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of$185 million.

On March 13, 2024, we entered into an Equity Distribution Agreement (the "Agreement") with Raymond James & Associates (the "Sales Agent") pursuant to which the Company could issue and sell shares of the Company’s common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $25 million (the "ATM Offering"), from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales of the Shares were made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company would designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales were requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that could be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent would use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice.

The Agreement provided that the Sales Agent would be entitled to compensation of up to 2% of the gross sales price of the Shares sold through the Sales Agent from time to time. The Company also agreed to reimburse the Sales Agent for certain specified expenses in connection with the registration of Shares under state blue sky laws and any filing with, and clearance of the offering by, the Financial Industry Regulatory Authority Inc., not to exceed $10,000 in the aggregate, and any associated application fees incurred. The Company agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, or to contribute to payments that the Sales Agent could be required to make because of any of those liabilities.

On August 6, 2024, we entered into Amendment No. 1 to the Agreement with the Sales Agent to increase the aggregate offering price from $25 million to $60 million. As of September 30, 2024, we sold approximately 5.7 million shares of the Company's common stock with an aggregate offering price of approximately $59.9 million under this ATM Offering.

The details of the shares of common stock sold through the ATM Offering are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc.	March 2024	270,066	$14.7664	$4,000	$80	$3,920
Raymond James & Associates, Inc.	May 2024	718,605	12.0967	8,693	174	8,519
Raymond James & Associates, Inc.	June 2024	760,055	10.2962	7,826	157	7,669
Raymond James & Associates, Inc.	August 2024	2,922,581	9.0695	26,506	530	25,976
Raymond James & Associates, Inc.	September 2024	1,005,726	12.8019	12,875	257	12,618
Total		5,677,033		$59,900	$1,198	$58,702

             On November 6, 2024, the Company provided notice of termination, effective on such date, of the Agreement in connection with this ATM Offering. As of the termination date, the ATM Offering had generated total gross proceeds of $59.9 million.

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

Operating activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(44,910)	$(9,479)
Net cash (used in) investing activities	(21,427)	(5,158)
Net cash provided by (used in) financing activities	52,468	9,276
Effect of exchange rates on cash and cash equivalents	139	1,015
Net decrease in cash and cash equivalents	$(13,730)	$(4,346)

For the nine months ended September 30, 2024, net cash used in operating activities was $44.9 million. Net cash used in operating activities consisted of our net loss of $67.0 million after exclusion of non-cash items of $32.4 million. Cash decreased due to accounts receivable increase of $30.2 million, other receivables increase of $2.4 million, inventory increase of $2.8 million, offset by accounts payable increase of $23.1 million.

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

Investing activities

For the nine months ended September 30, 2024, net cash used in investing activities was $21.4 million, mainly for the purchase of additional plant, machinery and equipment.

For the nine months ended September 30, 2023, net cash used in investing activities was $5.2 million, mainly for the purchase of additional plant, machinery and equipment.

Financing activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $52.5 million. This increase was due to the net proceeds of $58.7 million from the ATM Offerings, and an increase of $5.9 million bank loans, offset by the net repayment of bank acceptance of $5.7 million, cash settlement and other related tax payment of share-based compensation of $5.8 million.

For the nine months ended September 30, 2023, net cash used in financing activities was $9.3 million. This increase in cash was due to the net proceeds of $32.2 million from our ATM Offering and $2.4 million from bank acceptance payable, offset by the repayment of $24.8 million to lines of credit.

Loans and commitments

We have lending arrangements with two financial institutions in China. Currently, in the US, we do not have any lending arrangement. As of September 30, 2024, we were in compliance with the covenants in the lending arrangements. As of September 30, 2024, we had $23.3 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of September 30, 2024, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in service in the year 2024 after the construction is completed for the building interior work. Property will be transferred from construction in progress to building and improvement at that time.

Future liquidity needs

We had cash, cash equivalents and restricted cash of $41.4 million as of September 30, 2024, a decrease of approximately $13.7 million compared to December 31, 2023. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory and other facilities at our Ningbo, China location, changes in our manufacturing capacity and the continuing market acceptance of our products.

As of September 30, 2024, we had a total loan balance (excluding convertible notes) of $29.5 million from various lenders in China and had $23.3 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board may authorize issuance of  additional common stock under an at-the-market offering in the future (see the discussion of "Liquidity and Capital Resources" in Item 2).

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

Inflation

The annual inflation rate in the US reduced to 3.4% in 2023. Even though inflation has slowed from the peak, it remained well above the Federal Reserve's objective of 2%. The annual inflation rate in Taiwan came down to 2.7% in 2023 from 2.95% in 2022. The cost of inflation was reflected in increases in shipping costs, labor rates, and in costs of some raw materials. We believe these decreases are related to the supply chain pressure easing and decreasing commodity prices, however the labor market is still tight, and the wage pressure is still high. We cannot be sure when or if prices will return to pre-pandemic levels. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results. We do not believe that inflation had a material impact on our business, financial condition, or results of operations during the three months ended September 30, 2024. However, there is no guarantee that we may increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion of the risk factors affecting our Company. As of September 30, 2024, there have been no material changes to those risk factors.

Item 5. Other Information

(a)

On November 6, 2024, the Company provided notice of its termination, effective on such date, of the Equity Distribution Agreement dated March 13, 2024 between the Company and Raymond James & Associates in connection with the Company’s At-The-Market equity offering program (the “ATM program”).  As previously reported, the Company could offer and sell shares of its common stock having an aggregate proceeds of up to $60 million through Raymond James & Associates as sales agent.  As of the termination date, the ATM program had generated total gross proceeds of $59.9 million.

(b) None

(c) Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Richard B. Black(1)	Director	Adopt	8/13/2024	1/31/2025	30,000
Stefan Murry(2)	Chief Financial Officer	Adopt	9/18/2024	8/1/2025	48,000
1.

Richard B. Black, our Director, entered into a Rule 10b5-1 Plan on August 13, 2024. Mr. Black's plan provides for the potential sale of up to 30,000 shares of the Company's common stock. The plan expires on January 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

2.

Stefan Murry, our Chief Financial Officer, entered into a Rule 10b5-1 Plan on September 18, 2024. Dr. Murry's plan provides for the potential sale of up to 48,000 shares of the Company's common stock. The plan expires on August 1, 2025, or upon the earlier completion of all authorized transactions under the plan.

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

APPLIED OPTOELECTRONICS, INC.

Date: November 7, 2024	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)