Form 10-K
period 2024-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2025-02-28
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933  Yes  ☒  No ☐

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

As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the Registrant was $308,762,020 based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 28, 2024 of $8.29 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2025, the Registrant had49,651,482 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2025 Special and Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2024.

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

  PART I

Item 1. Business

Overview

Applied Optoelectronics, Inc. (the “Company” or "AOI") is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television ("CATV"), telecommunications, ("telecom"), and fiber-to-the-home ("FTTH"). We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. Within the internet data center market, we benefit from the increasing use of higher-capacity optical networking technology as a replacement for older, lower-speed optical interconnects, particularly as speeds reach 800 Gbps and above, as well as the movement to open internet data center architectures and the increasing use of in-house equipment design among leading internet companies. Within the CATV market, we benefit from a number of ongoing trends including the move to higher bandwidth networks among CATV service providers, especially the desire by CATV multiple system operators ("MSOs") to increase the return-path bandwidth available to offer to their customers. In the FTTH market, we benefit from continuing passive optical network deployments and system updates among telecom service providers. In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators, including 5G networks.

The internet data center market is currently our largest and fastest-growing market. Our customers in this market are generally large internet-based (“hyperscale”) data center operators, along with equipment suppliers who supply our products along with others to our hyperscale data center operator customers. In both cases, we supply optical transceivers that plug into switches and servers within the data center and allow these network devices to send and receive data over fiber optic cables. The majority of the data center optical transceivers that we sell utilize our own lasers and subassemblies (we refer to the transceivers subassemblies as “light engines”), and we believe that our in-house technology and manufacturing capability for these lasers and subassemblies gives us an advantage over many of our competitors who often lack either development or manufacturing capabilities for these advanced optical modules. In addition, we believe that the significant automation employed in our production process for data center optical modules gives us advantages over our competitors in the ability to scale production rapidly, which is beneficial because the rapid adoption of artificial intelligence ("AI") is fueling a new wave of investment by hyperscale data center operators, as AI computing is very compute and bandwidth intensive.

The CATV market is our second largest and the most established market, for which we supply a broad array of products, including lasers, transmitters and transceivers, and turn-key equipment. Sales of headend, node and distribution equipment, including amplifiers, have contributed significantly to our revenue in recent years as a result of our ability to meet the needs of CATV equipment vendors who have continued to outsource both the design and manufacturing of this equipment.  In 2023, we began offering many of our CATV products directly to MSO customers, under the newly-created Quantum Bandwidth™ brand name. We made this strategic decision in order to better address the needs of our MSO customers as we believe they are embarking on a complex and lengthy series of network upgrades that will likely require significant innovation from their equipment suppliers. By selling products directly to these customers, we believe that we will be able to address these needs more efficiently and will improve our time to market for these new innovations, which MSOs have indicated will be critical to timely rollout of their planned network upgrades.

 As the complexity of CATV networks has increased over the years, equipment vendors, many of whom are our customers, have been under pressure to supply a wider variety of increasingly complex equipment to MSOs. In order to meet these demands, many equipment vendors have looked to engage with suppliers like us who have the capability to design and manufacture various network equipment or subassemblies, rather than developing these devices themselves. This outsourcing trend has been a significant contributor to the revenue we derive from the CATV market. We believe that our extensive high-speed optical, mixed-signal semiconductor and mechanical engineering capabilities position us well to continue to benefit from these industry dynamics. Our recent launch of our own branded line of equipment offers an additional growth opportunity for us, enabling us to sell directly to MSOs in certain cases rather than to CATV equipment vendors.

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

In 2024, 2023 and 2022, our revenue was $249.4 million, $217.6 million and $222.8 million and our gross margin was 24.8%, 27.1% and 15.1%, respectively. In the years ended December 31, 2024, 2023 and 2022, we had net loss of $186.7 million, $56.0 million and $66.4 million, respectively. At December 31, 2024 and 2023, our accumulated deficits were $451.9 million and $265.1 million, respectively. In 2024, we earned 59.5% of our total revenue from the internet data center market and 35.2% of our total revenue from the CATV market.

In 2024, our key customers in the internet data center market included Microsoft and Oracle. In 2024, 2023 and 2022, Microsoft accounted for 43.7%, 46.6% and 18.4% of our revenue, and Oracle accounted for 12.4%, 8.8% and 5.9% of our revenue, respectively. In 2024, our key customer in the CATV market was Digicomm. In 2024, 2023, and 2022, Digicomm accounted for 34.1%, 11.3% and 0% of our revenue and ATX Networks accounted for 0%, 15.6% and 47.3% of our revenue, respectively.

Industry Background

During 2024, our four target markets, internet data center, CATV, telecom and FTTH, experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

The prevailing trends in our target markets include:

‑

Trends in the Internet Data Center Market. To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and deploying infrastructure capable of higher data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds of up to 1 gigabit per second ("Gbps"), to optical fiber as a transport medium, typically providing speeds from 10 Gbps to 800 Gbps. In recent years, a number of leading internet companies have adopted more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and consequently, these companies are more willing to work with non-traditional equipment vendors, which we believe creates an opportunity for optical device vendors. Moreover, transmission speeds have continued to increase among the companies who have previously transitioned from copper-based to fiber-based infrastructure, resulting in opportunities for optical device vendors to supply new optical transceivers capable of operating at these higher data rates. In recent years, supply chain disruptions caused by the pandemic and other factors have become increasingly concerning to our customers. As a result, we believe that our ability to manufacture lasers and other data center products in the US represents a competitive advantage compared with many of our competitors who have most or all of their production outside the US. We have developed a highly-automated production process for many of our data center products, and we believe that this gives us advantages over many of our competitors in terms of ability to scale production rapidly, as well as being able to locate production in favorable geographic locations while maintaining relatively low production costs. Hyperscale data center operators have consistently sought and deployed the most advanced technologies to support the compute and bandwidth needs within their facilities, driving the growth of optical networking within data centers. These operators have adopted more open internet data center architectures and have designed their own networking equipment, both of which use a mix of systems and components from a variety of vendors. We have benefited from these trends over the past several years, and we expect to continue to benefit from them. Recently the hyperscale data center operators have begun to build and upgrade their data centers to support AI, offering us a new growth opportunity. The leading-edge AI applications require significantly more compute capacity and bandwidth, driving the need for faster (400Gbps and higher) and innovative optical networking solutions to support the intra-data center connectivity needs.

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

‑

Trends in the FTTH Market. The FTTH market generally refers to the PONs that telecom service providers deploy. The most commonly deployed PON technology is Gigabit PON, or GPON, which delivers up to 2.5 Gbps of data, but due to the splitting of the bandwidth among multiple users, the actual bandwidth delivered to an individual subscriber is far less than 2.5 Gbps. One approach that does support true 1 Gbps service to the home is wavelength division multiplexing PON, or WDM-PON, a technology that enables the transmission of multiple wavelengths of data over a single fiber-optic strand. Another approach is XGS-PON, which offers 10 Gbps over a single fiber strand. We also see opportunities for 10 Gbps Ethernet Passive Optical Network ("EPON") and higher data rate PON networks in the future.  We have also developed solutions for 25 Gbps PON networks and 50 Gbps PON networks, which we believe will one day be adopted by customers. We have seen trends towards cable television MSOs beginning to deploy PON networks.  We see opportunities with these customers particularly given our knowledge and experience in CATV.

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

‑

Enhance efficiency and cost effectiveness of our customers’ supply chains. We design and sell products at the level of integration desired by a customer, from components to turn-key equipment, providing our customers a dependable, cost-effective and simplified supply chain. Our relatively more automated production process for certain optical modules also allows us more freedom in locating our manufacturing operations in customer-favored geographic locations while maintaining relatively low labor costs.

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

‑

Vertically integrated, highly automated and geographically distributed manufacturing model. Our vertically integrated design and manufacturing process encompasses various steps from laser design and fabrication to complete optical system design and assembly. Furthermore, we have geographically distributed our manufacturing by strategically locating our operations in the U.S., China and Taiwan to reduce development time and production costs, to better support our customers and to help protect our intellectual property. In addition, we have developed many automated processes used in our production which we believe give us advantages in terms of scalability and control of labor costs.

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

‑

Continue to invest in our capabilities, especially our automated module production, and infrastructure. We intend to continue to invest in new products, new technology and our highly-automated production infrastructure and facilities to maintain and strengthen our competitive position. We engage in an active research and development program to develop new products and enhance existing products.

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

Our Products

Our products include an array of optical communications solutions at varying levels of integration. We commonly begin from the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products from optical modules to complete turn-key equipment. We design our products to target customers in our identified markets to meet their needs and specifications.

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

At the highest level of integration and complexity, our equipment products typically contain one or more optical components, modules and additional electronic control circuitry required to enable these subsystems to operate independently. For example, our CATV transmitter equipment requires utilization of our optical components and assembly onto a circuit board and to an external housing. Examples of equipment include our CATV transmitter and CATV nodes. Notwithstanding our expertise in optical transmission equipment, in some cases we utilize our technical expertise in radio frequency ("RF") design to develop products that do not have significant optical technology incorporated, for example our CATV amplifier products which serve to amplify the RF signals in the coaxial-cable portion of an MSO's network do not incorporate optics, but do rely on advanced mixed-signal RF and digital electronic design as well as software and firmware which we develop in house.

Research and Development

To maintain our growth and competitiveness, we engage in an active research and development program to develop new products and enhance existing products. As a result of these efforts, we anticipate releasing various new or enhanced products over the next several years.

As of December 31, 2024 , we had a total of 284 employees working in the R&D department, including 12 with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Patents

As of December 31, 2024, we owned a total of 188 U.S. issued patents, 137 patents issued in China and Taiwan and 10 patents issued in Europe, plus a number of pending U.S. and foreign/international patent applications. Our issued U.S. and foreign patents will expire between 2025 and 2044. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2024, and we continue to obtain new patents through our ongoing research and development.

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

Trademarks

We have registered the trademarks APPLIED OPTOELECTRONICS, INC., AOI, and Quantum Bandwidth with the U.S. Patent and Trademark Office on the Principal Register. These marks are also registered in, or have applications for registration pending in, various foreign trademark offices.

Manufacturing and Operations

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations, and we have an additional research and development facility in Duluth, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD processes), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, telecom, FTTH and other markets. We also manufacture CATV outdoor equipment including amplifiers. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the CATV transmitters (at the headend), internet data center market, and CATV outdoor equipment). Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2015 and ISO 14001:2015.

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

Customers

Our customers are primarily internet data center operators, CATV, telecom equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2024, 2023 and 2022, we obtained 64.4%, 88.6% and 99.6% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. Our equipment customers typically offer our equipment under their brand-name and our equipment is often customized with unique design or performance criteria by each of these customers. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

In the last six years, we have taken several actions to increase the diversity of our customer base. These actions include hiring sales staff to improve our ability to serve new customers and the introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base.

In 2024, the three customers who contributed most to our internet data center revenue were Microsoft, Oracle and a U.S. based manufacturer. In 2024, our largest CATV customer was Digicomm. In 2024, revenue from the internet data center market, CATV market, telecom market, FTTH market and other markets provided 59.5%, 35.2%, 4.4%, 0.0% and 0.9% of our revenue, respectively, compared to 64.9%, 27.5%, 6.4%, 0.0% and 1.2%, respectively, in 2023.

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

Competition

The optical networking market is intensely competitive. Because of the broad nature of our product offerings, we do not believe that we face a single major competitor across all of our markets. We do, however, experience intense competition in each product area from a number of manufacturers and we anticipate that competition will increase. Our major competitors in one or more of our markets include Coherent Corporation, Foxconn Interconnect Technology Ltd., InnoLight Technology (Suzhou) Ltd., Intel Corporation, Lumentum Holdings, Inc., Mitsubishi, Molex, LLC, Source Photonics, Inc. and Sumitomo Electric Industries, Ltd.

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

Human Capital

Employees

As of December 31, 2024, we employed 3,309 full-time employees, of which 49 held Ph.D. degrees in a science or engineering field. Of our employees, 375 are located in the U.S., 698 are located in Taiwan and 2,236 are located in China.

As of December 31, 2024, none of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage as a result of an employment related strike or any employee related dispute and believe that we have satisfactory relations with our employees.

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

Over and above our commitment to compliance with all environmental laws, we have further committed ourselves to the following environment goals:

●	Obtain at least 20% of the energy used in our operations from renewable sources
●	Properly recycle waste materials including paper, electronic components, glass and batteries
●	Reduce our generation of hazardous waste by at least 10% over the five year period beginning in 2024

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

Export Controls

The Bureau of Industry and Security (BIS) of the U.S. Department of Commerce is responsible for regulating the export of most commercial items that are classified as dual-use goods that may have both commercial and military applications. Our products are primarily classified under Export Control Classification Numbers ("ECCN") 5A991, 6A995, and EAR99. Export Control Classification requirements are dependent upon an item’s technical characteristics, the destination, the end-use, the end-user, and the activities of the end-user. Should the ECCN change, then the export of our products to certain countries would be restricted. However, we currently do not export our products to any countries on the restricted list, and therefore a change in the ECCN would not materially impact our business.

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

We generate much of our revenue from a limited number of customers. For each year ended 2024, 2023 and 2022, our top ten customers represented 95%, 92.7% and 87.2% of our revenue, respectively. In 2024, Microsoft represented 43.7% of our revenue, Digicomm represented 35.1% of our revenue and Oracle represented 12.4% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.

A general slowdown in the global economy or in a particular region or industry, other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, or an increase in trade tensions with U.S. trading partners could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast operating results, and may make it more difficult to raise or refinance debt. An escalation of trade tensions between the U.S. and China has resulted in trade restrictions, increased protectionism and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, and the decoupling of the U.S. and China economies, could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that 2,879 of our employees as of December 31, 2024 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

Changes in United States tariff and import/export regulations may have a negative effect on our business.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 202 4 , we had U.S. accumulated net operating loss carryforwards, or NOLs, of approximately $147.3 million, federal and state research and development credits (“R&D credits”) of $12.5 million, business interest expense carryforwards of $20.7 million and foreign tax credits of $4.6 million for U.S. federal income tax purposes. Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past would not have prevented us from using all NOLs and tax credits accumulated before such ownership changes, assuming we were otherwise able to do so, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. Further, under the Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may offset no more than 80% of taxable income annually. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act.  Also, any foreign NOLs (for example NOLs in our China and Taiwan jurisdictions) are subject to different NOL expirations, generally shorter than in the US.

We have identified a material weakness in our internal control over financial reporting which may, if not remediated, result in material misstatements in our financial statement.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” our controls and procedures were not effective as a result of a material weakness in internal controls over financial reporting. The material weakness related to an error pertaining to operation of controls over our review of technical accounting analysis. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. If we are unable to remediate the material weakness, or if we are otherwise unable to maintain effective internal control over financial reporting, our financial statements may contain material misstatements and we could be required to restate our financial results. If our financial statements are not filed on a timely basis or we are required to restate our financial results, we could be in violation of covenants contained in the agreements governing our debt and other borrowings.

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

Our ability to retain or recruit key personnel could be adversely affected by the lack of available shares under our equity incentive plan. In addition, if this lack causes us to be unable to settle outstanding awards in shares and such awards must instead be settled in cash, such cash settlement could deplete our available cash, which could have an adverse effect on our business and financial condition.

The success of our business and results of operations is dependent on our executive officers and other key personnel. Beginning in 2021, in order to improve our ability to retain and recruit such persons, as well as to better align our executive compensation program with the interests of our stockholders, we implemented a long-term incentive program under our 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which we grant performance-based equity awards that vest on the achievement of specified performance goals for a specified three-year period. These performance-based awards could be earned and become payable with respect to between 0% and 200% of the target number of shares based on the Company’s achievement of preset performance goals.

On June 12, 2024, the Compensation Committee certified that we exceeded the maximum performance target level for each of the performance targets set for the performance awards granted in June 2021 (the “2021 PSUs”). Therefore, executives holding such awards were entitled to payment of the 2021 PSUs at 200% of the target number of shares. On June 6, 2024, at the annual meeting of stockholders, a proposal to increase the number of shares of common stock authorized for issuance under the 2021 Plan by 2,000,000 shares was not approved, and as a result, the Company did not have sufficient shares of common stock available for issuance under the 2021 Plan to issue all of the shares payable pursuant to the 2021 PSUs. As a result, the Company settled the excess portion of the 2021 PSUs in cash, instead of in shares, resulting in reduced cash on the balance sheet and recognition of an additional $2.8 million of stock-based compensation expense for the three months ended June 30, 2024.

If the Company is not able to obtain shareholder approval for additional shares of common stock under the 2021 Plan in the future that are sufficient to permit outstanding awards to be settled in shares, the Company may have to incur additional cash expenditures to settle such awards in cash in lieu of shares. This could impair the effectiveness of our long-term incentive program and negatively affect our ability to retain or recruit key personnel, and cash settlement in lieu of shares could have an adverse effect on our future results and financial condition.

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

New policy priorities may modify our import risks footprint affecting the flow of our products into the U.S.

Changes in our products, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons, or technologies targeted by such regulations could result in delayed or decreased sales of our products to existing or potential customers. In such cases, our business and the results of operations could be adversely affected.

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

As of December 31, 2024, we had approximately $161.2 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

-	increasing our vulnerability to adverse economic and industry conditions;

-	limiting our ability to obtain additional financing;

-	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

-	limiting our flexibility to plan for, or react to, changes in our business;

-	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2026 Notes and the 2030 Notes; and

-	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2026 Notes and the 2030 Notes, and our cash needs may increase in the future. In addition, our existing credit facilities in Asia contain, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results. In addition, our obligations under our credit facilities with SPD and CZB are secured by real estate. A breach of any of the covenants under our loan agreements, or a failure to pay interest or indebtedness when due under any of our credit facilities could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause a breach of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer, and employee personal data. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition. To manage our growth and our increasingly complex business operations, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. For example, we will be upgrading our enterprise resource planning system in fiscal 2025 in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.

Risks Related to International Trade and Operations

Changes in U.S. and international trade policies, particularly regarding China, may materially and adversely impact our business and operating results.

The U.S. government has made statements and taken certain actions that have led and may lead to further changes to U.S. and international trade policies, including imposing additional tariffs on certain products manufactured abroad, with a specific focus on China. Since the beginning of 2018, increasing rhetoric coupled with legislative, administrative, or executive action, from several U.S. and foreign leaders has led to the imposition of increased tariffs on imports of certain materials and products. Five rounds of U.S. tariffs on imports from China (respectively the “U.S. Tariffs on China Imports”) went into effect on July 2018, August 2018, September 2018, September 2019, and February 2020. In 2025, following an Executive order, all Chinese-origin products became subject to additional U.S. tariffs. The Chinese government has, in turn, issued reciprocal tariffs on U.S. goods.

Due to rapid changes to U.S. import laws and applicable duties the Company faces a variety of import-related risk. Because of the political nature of U.S. trade policy, it is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, the duration of any existing punitive tariffs, or the effect of U.S. trade policy on us or our industry. A significant portion of our manufacturing operations are based in Ningbo, China; therefore, there could be material adverse effects on our business, financial condition, and/or cash flow if any new tariffs, legislation, regulations, or executive orders are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take further retaliatory trade actions.

Furthermore, the implementation of tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could negatively affect our business. Bilateral tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users.

The Company's ability to export U.S.-made products is primarily subject to the jurisdiction of the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce. Because the Company's focus on telecommunications products is a priority trade issue for BIS, the Company actively monitors licensing and export policy for our products.

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

We currently derive and expect to continue to derive, a significant portion of our revenue from sales to international customers. In 2024, 2023 and 2022, 18.3%, 27.7% and 18.5% of our revenue, respectively, was derived from sales outside of North America. In addition, a significant portion of our manufacturing operations are based in Ningbo, China, and Taipei, Taiwan.

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

‑

difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations, and trade standards, including modifications of the U.S. import regime, the Foreign Corrupt Practices Act and various modifications by the BIS to export policy; and

‑	different and changing legal and regulatory requirements in the jurisdictions we currently operate or may operate in the future.

Negative developments in any of these factors in China, Taiwan, the U.S., or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business. Although we maintain compliance programs throughout the Company, violations of U.S. and foreign laws and regulations may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $111.8 million, $43.3 million and $51.3 million or 44.8%, 19.9% and 23.0% of our revenue in the years ended December 31, 2024, 2023 and 2022 was attributable to our product manufactured at our plant in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 46.9%, 43.0% and 42.2%, as of December 31, 2024, 2023 and 2022, was located in China, respectively. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Furthermore, while China’s economy has experienced rapid growth in the past 30 years, growth has been uneven across different regions, among various economic sectors and over time. China has also in the past and may in the future experience economic downturns due to, for example, government austerity measures, changes in government policies relating to capital spending, limitations placed on the ability of commercial banks to make loans, reduced levels of exports and international trade, inflation, lack of financial liquidity, stock market volatility and global economic conditions. Any of these developments could contribute to a decline in business and consumer spending in addition to other adverse market conditions, which could adversely affect our business.

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

	Owned or Lease	Approximate
Location	Expiration Date	Square Footage	Use
Sugar Land, Texas	Owned (1)	139,450	Administration, sales, manufacturing, research and development
Duluth, Georgia	Leased (2)	10,459	Sales, research and development
Ningbo, China	Owned (3)	458,849	Administration, sales, manufacturing, research and development
Taipei, Taiwan	November 30, 2039 (4)	305,459	Administration, sales, manufacturing, research and development

(1)	We manufacture laser chips (utilizing our MBE and MOCVD process), subassemblies and components in our Sugar Land, Texas facility.

(2)

In our Georgia facility, we have sales and research and development for CATV market. The lease covering the 2,932 square feet facility will expire October 31, 2025 and the lease covering the 7,527 square feet will expire December 31, 2025.

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

(4)

In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center market, telecom, FTTH and other markets. We also manufacture CATV outdoor equipment in our Taiwan location. The lease covering the Taiwan facility commenced on June 1, 2014 and expires on May 31, 2029.

On October 7, 2024, we entered into a Land and Building Lease Agreement to lease approximately 3,537 square meters of two adjoining parcels of land, in New Taipei City. The lease also includes a building on these parcels, totaling approximately 3,406 square meters. The lease term is for fifteen years, commencing on December 1, 2024, and ending on November 30, 2039.

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

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol “AAOI”. Prior to that time, there was no public market for our common stock. As of February 24, 2025, there were 54 holders of record of our common stock (not including beneficial holders of our common stock holding in street name).

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on January 1, 2019 (the last five fiscal years) in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance. The following graph and related information is being “furnished” and shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically state that such graph and related information are incorporated by reference into such filing.

Date	AAOI	NASDAQ Telecom	NASDAQ Composite
12/31/2019	100.00%	100.00%	100.00%
12/31/2020	71.63%	122.04%	143.64%
12/31/2021	43.27%	127.87%	174.36%
12/31/2022	15.91%	95.61%	116.65%
12/31/2023	162.63%	107.36%	167.30%
12/31/2024	310.27%	119.33%	215.22%

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Form 10-K. This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors.” This section generally discusses the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In 2024, 2023 and 2022, our revenue was $249.4 million, $217.6 million and $222.8 million, and our gross margin was 24.8%, 27.1% and 15.1%, respectively. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 6.7% between 2014 and 2024. In the years ended December 31, 2024, 2023 and 2022, we had net loss of $186.7 million, $56.0 million and $66.4 million, respectively. At December 31, 2024 and 2023, our accumulated deficit was $451.9 million and $265.1 million, respectively. In 2024, we earned 59.5% of our total revenue from the internet data center market and 35.2% of our total revenue from the CATV market.

We sell our products to leading OEMs in the CATV, telecom, and FTTH markets as well as internet data center operators and CATV MSOs. In 2024, revenue from the internet data center market, CATV market, telecom market, FTTH and other markets provided 59.5%, 35.2%, 4.4% and 0.9% of our revenue, respectively, compared to 64.9%, 27.5%, 6.4% and 1.2% of our 2023 revenue, respectively. In 2024, our key customers in the internet data center market included Microsoft, Oracle and a U.S. based datacenter equipment manufacturer. In 2024, 2023, and 2022, Microsoft accounted for 43.7%, 46.6%, and 18.4% of our revenue and a Oracle accounted for 12.4%, 8.8% and 5.9% of our revenue, respectively. In 2024, our key customer in the CATV market was Digicomm, a provider of logistics solutions and a distributor of equipment to CATV MSOs. In 2024, 2023, and 2022, Digicomm accounted for 34.1%, 11.3% and 0% of our revenue.

In 2024, our increase of revenue of 14.6% over the prior-year was driven primarily by increased demand for our internet data center products, which we believe is arising from demand for products necessary for new data center construction along with data center upgrades to enable new technologies like AI, and the demand recovery in the CATV market, offset by the lack of revenue from Non-Recurring Engineering ("NRE") projects. Based on customer forecasts and order backlog we believe that this elevated data center demand will likely continue into 2025. We also believe that sales in our CATV market will increase in 2025.

We expect continued sales of our 40 Gbps and 100 Gbps products in 2025, and we expect that sales of 400 Gbps products will likely exceed sales of 100 Gbps products later in 2025. However, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition. Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, global supply chain situation, raw material cost reduction or increase, manufacturing utilization rate and changes in manufacturing efficiency.  We currently expect to see material revenue from 800G products in 2025.

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

In 2024, 2023 and 2022, we had 8, 6, and 12 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

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

Customer Concentration within End Markets. Our revenue tends to be split primarily between CATV market and data center market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. We have taken several actions to increase the diversity of our customer base. These actions include hiring additional sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. We had three customers that accounted for more than 10% of our revenue in 2024 and 2023, respectively.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2024, 2023 and 2022, as well as the corresponding percentage of our total revenue for each period (in thousands, except percentages):

	Years ended December 31,
Market	2024	2023	2022
Data Center	$148,525	$141,213	$77,094
CATV	87,713	59,942	118,169
Telecom	10,980	13,831	24,727
FTTH	3	56	129
Other	2,144	2,604	2,699
Total	$249,365	$217,646	$222,818

	Percentage of Revenue
Data Center	59.5%	64.9%	34.6%
CATV	35.2%	27.5%	53.0%
Telecom	4.4%	6.4%	11.1%
FTTH	0.0%	0.0%	0.1%
Other	0.9%	1.2%	1.2%
Total Revenue	100%	100%	100%

In 2024, 2023 and 2022, our top ten customers represented 95.0%, 92.7% and 87.2% of our revenue, respectively.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2024, 44.8% of our total revenue was manufactured at our China-based subsidiary, with $0.8 million denominated in RMB and 50.8% of our total revenue was from products manufactured at our Taiwan-based facility, with no revenue denominated in NT dollars. We expect a similar portion of our sales to be denominated in foreign currencies in 2025.

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

Sales and marketing.

Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expenses, shipping and tariff expenses, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their own products, use them in their own infrastructure, or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2024, 2023 and 2022. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2024, 2023 and 2022. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

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

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2024, 2023 and 2022 our effective tax rate was 0%.

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

For the years ended December 31, 2024 and 2023, we had $0.2 million each, of unrecognized tax benefits related to U.S. tax benefits recognized for which we do not meet the more likely than not threshold.

See additional information regarding income taxes in Note O, included in Part II, Item 8 of this Form 10-K.

Seasonality

We are uncertain whether the demand for our internet data center, CATV, telecom and FTTH products is seasonal, as our sales data does not indicate a significant trend with respect to these products. We began to manufacture a meaningful quantity of CATV and internet data center products in our Ningbo, China factory in 2017 and 2020, respectively. This factory experiences a lengthy shut-down associated with the Lunar New Year holiday which occurs in Q1 of each year. In addition to the factory shut-down, it is also common for employees in the factory to fail to return to work following resumption of operations. In the years 2024, 2023, and 2022, the percentage of employees in our China factory who resigned or were terminated during Q1, relative to the average number of employees during the quarter was 17.2%, 53.8% and 66.1%, respectively.  We believe that the turnover in 2022 was higher than usual due to the COVID-19 pandemic which caused travel restrictions, additional health check requirements, and a lengthy shutdown of operations in Ningbo.  As a result of employee turnover, we must hire and train replacement employees. These replacement employees require a period of training and improvement, and this impacts the quantity of products we can produce in the quarter. The combined effect of the factory shut-down and employee turnover in the quarter may also contribute to negative seasonality in Q1. In 2024, we began to produce more of our CATV and internet data center products outside of China which we believe will be instrumental in further alleviating some of the typical seasonality that we see in Q1.

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

	Years ended December 31,
	2024	2023	2022
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	75.2%	72.9%	84.9%
Gross profit	24.8%	27.1%	15.1%
Operating expenses
Research and development	22.0%	16.5%	16.3%
Sales and marketing	7.3%	5.1%	4.4%
General and administrative	23.9%	24.5%	20.9%
Total operating expenses	53.2%	46.1%	41.6%
Loss from operations	(28.4)%	(19.0)%	(26.5)%
Interest and other expense, net	(46.4)%	(6.7)%	(3.3)%
Loss before income taxes	(74.9)%	(25.7)%	(29.8)%
Income tax expense	0.0%	0.0%	0.0%
Net loss	(74.9)%	(25.7)%	(29.8)%

Comparison of Years Ended December 31, 2024 and 2023

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years ended December 31,				Change
		% of		% of
	2024	Revenue	2023	Revenue	Amount	%
CATV	$87,713	35.2%	$59,942	27.5%	$27,771	46.3%
Data Center	148,525	59.5%	141,213	64.9%	7,312	5.2%
Telecom	10,980	4.4%	13,831	6.4%	(2,851)	(20.6)%
FTTH	3	0.0%	56	0.0%	(53)	(94.6)%
Other	2,144	0.9%	2,604	1.2%	(460)	(17.7)%
Total Revenue	$249,365	100.0%	$217,646	100.0%	$31,719	14.6%

Revenue increased by $31.7 million or 14.6% from 2023 to 2024. The increase was driven primarily by increased demand in the CATV market, which we believe is due to market acceptance on our newly release DOCSIS 4.0 products in 2024, and increased demand for our internet data center products, arising from demand for products necessary for new data center construction along with data center upgrades to enable new technologies like AI, offset by the lack of NRE project revenue in 2024.  Based on customer forecasts and order backlog we believe that this elevated data center demand will likely continue into 2025. We also believe that sales in our CATV market will increase in 2025 as a result of further adoption of our DOCSIS 4.0 products.

In the years ended December 31, 2024 and 2023, our top ten customers represented 95.0% and 92.7% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Years ended December 31,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$187,565	75.2%	$158,725	72.9%	$28,840	18.2%
Gross margin	61,800	24.8%	58,921	27.1%	2,879	4.9%

Cost of goods sold increased by $28.8 million, or 18.2%, from 2023 to 2024, The cost increase in 2024 is due to the increase in direct material and direct labor cost because of revenue growth in 2024.  However, this was partially offset by a decreased inventory reserve, which indicated improved inventory turnover. The decrease in gross margin for the year ended December 31, 2024 compared to the same period ended December 31, 2023 was primarily due to the lack of NRE projects in 2024, as these NRE projects usually generate revenue with higher than average gross margin.

Operating expenses

	Years ended December 31,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$54,955	22.0%	$35,975	16.5%	$18,980	52.8%
Sales and marketing	18,154	7.3%	11,069	5.1%	7,085	64.0%
General and administrative	59,599	23.9%	53,226	24.5%	6,373	12.0%
Total operating expenses	$132,708	53.2%	$100,270	46.1%	$32,438	32.4%

Research and development expense

Research and development expense increased $19.0 million, or 52.8% from 2023 to 2024. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400/800/1600 Gbps data center products, DOCSIS 4.0 capable CATV products, including 1.8 GHz-capable amplifier products, and other new product development, and depreciation expense resulting from R&D equipment investments. The expenses increased due to a higher volume of internal work orders and headcount increase. During 2024, we experienced increased interest in new technologies like 800G and 1.6T among our data center customers. Supporting customer testing and qualification for these new opportunities materially increased our R&D expenditures, and to the extent that we continue to see elevated customer interest in these new technologies we also expect continued elevated R&D expenditures relative to historical averages. We continue to place a high degree of strategic focus on innovation and product development to support future growth.

Sales and marketing expense

Sales and marketing expense increased by $7.1 million, or 64.0%, from 2023 to 2024. These increases were primarily due to more sales effort for our Quantum Bandwidth™ products and higher shipping expenses.

General and administrative expense

General and administrative expense increased by $6.4 million, or 12.0%, from 2023 to 2024. These increases were primarily due to the higher professional service fees and share-based compensation expense.

Other income (expense), net

	Years ended December 31,
	2024		2023		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$874	0.4%	$609	0.3%	$265	43.5%
Interest expense	(6,826)	(2.7)%	(9,428)	(4.3)%	2,602	(27.6)%
Other income (expense), net	(109,871)	(44.1)%	(5,871)	(2.7)%	(104,000)	1,771.4%
Total other income (expense), net	$(115,823)	(46.4)%	$(14,690)	(6.7)%	$(101,133)	688.4%

Interest income increased by $0.3 million, or 43.5% from 2023 to 2024. The increase was primarily due to higher savings balance in 2024.

Interest expense decreased by $2.6 million, or 27.6% from 2023 to 2024. The decrease was due to the debt issuance cost of the 2026 Notes, which was replaced with the 2030 Notes in the fourth quarter of 2024 was recognized as loss extinguishment cost. Interest expense in 2023 included the interest expense from the CIT loan, which we terminated in Q4 2023.

Other expense increased by $104.0 million, or 1,771.4% from 2023 to 2024. This increase was primarily due to the debt extinguishment cost relating to the 2026 Notes, reflecting the difference between the book value of the 2026 Notes and its fair value at the time of settlement. This resulted in a one-time loss recognized in the period, contributing to the overall rise in non-operating expenses.

Benefit (provision) for income taxes

	Years ended December 31,
	2024	2023	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$(2)	$(9)	7	(77.8)%

Our income tax provision consists of U.S. income tax, state taxes, and Taiwan and China income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

We recorded no federal tax expense for the years ended December 31, 2024 and December 31, 2023. The income tax expense in the years ended December 31, 2024 and December 31, 2023 was primarily related to the state tax provision and the recording of a valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2024, we had $24.8 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2024, our cash, cash equivalents, restricted cash and short-term investments totaled $79.1 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds.

ATM Offerings

On January 5, 2023, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on March 21, 2023, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $185 million.

On March 13, 2024, we entered into an Equity Distribution Agreement (the "First ATM Agreement") with Raymond James & Associates (the "Sales Agent") pursuant to which the Company could issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $25 million (the "First ATM Offering"), from time to time through the Sales Agent. On August 6, 2024, we entered into Amendment No. 1 to the First ATM Agreement with the Sales Agent, to increase the aggregate offering price from $25 million to $60 million. On November 6, 2024, we provided notice of its termination, effective on such date, of the First ATM Agreement, as amended. We sold approximately 5.7 million shares at a weighted average price of $10.55 per share, providing proceeds of $58.7 million, net of expenses and underwriting discounts and commissions, under the First ATM Offering.

On November 7, 2024, we entered into another Equity Distribution Agreement (the "Second ATM Agreement") with the Sales Agent pursuant to which the Company could issue and sell shares of the Company's common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $55 million (the "Second ATM Offering"), from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales of the Shares were made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company would designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales were requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that could be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent would use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice.

The Second ATM Agreement provided that the Sales Agent would be entitled to compensation of up to 2% of the gross sales price of the Shares sold through the Sales Agent from time to time. The Company also agreed to reimburse the Sales Agent for certain specified expenses in connection with the registration of Shares under state blue sky laws and any filing with, and clearance of the offering by, the Financial Industry Regulatory Authority Inc., not to exceed $10,000 in the aggregate, and any associated application fees incurred. The Company agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, or to contribute to payments that the Sales Agent could be required to make because of any of those liabilities.

On November 22, 2024, the Company completed the Second ATM Offering and sold approximately 1.8 million shares at a weighted average price of $31.17 per share, providing proceeds of $53.9 million, net of expenses and underwriting discounts and commissions.

The details of the shares of common stock sold through the First ATM Offering and the Second ATM Offering through December 31, 2024 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	Mar-24	$14.81	270	$3,920	$80
Raymond James & Associates, Inc.	May-24	12.10	719	8,519	174
Raymond James & Associates, Inc.	Jun-24	10.30	760	7,669	157
Raymond James & Associates, Inc.	Aug-24	9.07	2,923	25,976	530
Raymond James & Associates, Inc.	Sep-24	12.80	1,006	12,618	257
Raymond James & Associates, Inc.	Nov-24	31.17	1,764	53,900	1,100
Total			7,442	$112,602	$2,298

Automatic Shelf Registration Statement

On December 18, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (Registration File No. 333-283905) (the "Automatic Shelf Registration Statement") with the U.S. Securities and Exchange Commission, which became effective immediately upon filing.

Registered Direct Offering

On December 23, 2024, the Company issued an aggregate of 1,036,458 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $33.97 per share, in a registered direct offering (the "Registered Direct Offering"). The Registered Direct Offering was made pursuant to the Automatic Shelf Registration Statement. The Registered Direct Offering closed on December 23, 2024.

Raymond James and Associates, Inc. acted as the sole placement agent (the "Placement Agent") for the Company in connection with the Registered Direct Offering. Pursuant to that certain Placement Agency Agreement, dated as of December 18, 2024, between the Company and the Placement Agent, the Placement Agent is entitled to a fee equal to an aggregate of 3% of the aggregate principal amount of the Registered Direct Offering.

The Registered Direct Offering generated proceeds of approximately $33.7 million, after deducting placement agent fees and other estimated offering expenses payable by us. The Company intends to use the net proceeds from the Registered Direct Offering for general corporate purposes, which may include among other things, capital expenditures and working capital. The Company may also use such proceeds to fund acquisitions of businesses, technologies or product lines that complement its current business; however, the Company has no present plans, agreements or commitments with respect to any potential acquisition.

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

On December 23, 2024, the Company issued approximately $125.0 million aggregate principal amount of 2.750% convertible senior notes due 2030 (the “2030 Notes"), and on the same day consummated various separate, privately negotiated exchange agreements with certain holders of its 2026 Notes to exchange approximately $76.6 million principal amount of the 2026 Notes for aggregate consideration consisting of (i) $125.0 million aggregate principal amount of the 2030 Notes, (ii) 1,487,874 shares of the Company's common stock, par value $0.001 per share and (iii) approximately $0.9 million of cash in aggregate. Also refer to Note L "Convertible Senior Notes" to the consolidated financial statements for further discussion of the 2030 Notes.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Years ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(69,526)	$(7,929)	$(14,022)
Net cash used in investing activities	(50,697)	(14,761)	(3,834)
Net cash provided by financing activities	142,179	40,578	10,753
Effect of exchange rates on cash and cash equivalents	2,080	1,622	1,553
Net increase(decrease) in cash	$24,036	$19,510	$(5,550)

Operating activities

In 2024, net cash used in operating activities was $69.5 million. Net cash used in operating activities mainly consisted of our net loss of $186.7 million, after excluding non-cash items of $153.1 million, an increase in accounts receivable from our customers of $68.7 million, an increase in other receivables by $7.9 million, an increase in inventory by $29.4 million, offset by an increase in accounts payable and accrual of $75.9 million.

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

              In 2024, net cash used in investing activities was $50.7 million. The majority of the cash was used for Capex spending of $50.2 million.

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

In 2024, our financing activities provided $142.2 million in cash. This increase in cash was primarily due to $113 million of net proceeds from our First ATM Offering and Second ATM Offering, and around $30 million from the 2030 Notes.

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

Loans and commitments

Currently, in the U.S., we do not have a bank loan agreement with any U.S. financial institution. However, we may explore lending opportunities in the U.S. in the future.

In China, we have a revolving line of credit with Shanghai Pudong Development Bank Co., Ltd and a credit facility with China Zheshang Bank Co., Ltd. for our China subsidiary, Global.

As of December 31, 2024 , we had $24.8 million of unused borrowing capacity.

On December 5, 2023, the Company issued $80.2 million of 5.250% convertible senior notes due 2026. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. As of December 31, 2024, the outstanding principal amount remaining on the 2026 Notes is $3.5 million.

On December 23, 2024, the Company issues $125.0 million of 2.75% convertible senior notes due 2030. The 2030 Notes will mature on January 15, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms.

See Note K “Notes Payable and Long-term Debt” and Note L “Convertible Senior Notes” of our Consolidated Financial Statements for a description of our notes payable and long-term debt and convertible senior notes.

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location.  Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of December 31, 2024, construction of the building shell is complete and the first floor has been used, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in full service in the year 2025 after the construction is completed for the building interior. Property has been transferred from construction in progress to building and improvement in 2024.

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

Contractual Obligations and Commitments

We have outstanding notes payable and debt with varying maturities with various financial institutions. As of December 31, 2024, our notes payable and debt had an amount of $26.7 million, $22.4 million of which is due within 12 months. Further information regarding our notes payable is provided in Note K – Notes Payable and Long-Term Debt in the Notes to Consolidated Financial Statements in this Form 10-K. We also have fixed-rate convertible senior notes. As of December 31, 2024, the 2026 Notes had a principal amount of $3.5 million and future interest payments associated with the 2026 Notes totaled $0.2 million. As of December 31, 2024, the 2030 Notes had an aggregate principal amount of $125 million and future interest payments associated with the 2030 Notes totaled $13.9 million. Further information regarding our convertible senior notes is provided in Note L – Convertible Senior Notes in the Notes to Consolidated Financial Statements in this Form 10-K. In addition, we have operating leases for certain property and equipment with an expected term at the commencement date of more than 12 months. As of December 31, 2024, the future minimum payments required under these leases totaled $12.3 million, with $1.7 million payable within 12 months. Further information regarding our leases is provided in Note D – Leases to Consolidated Financial Statements in this Form 10-K.

Inflation

The annual inflation rate in the US came down to 2.9% in 2024, compared with 3.4% in 2023. Even though the inflation has slowed from the peak, it remained above the Federal Reserve's objective of 2%. The annual inflation rate in Taiwan came down to 2.1% in 2024 from 2.7% in 2023. The cost of inflation was reflected in increases in shipping costs, labor rates, and in costs of some raw materials. We believe these decreases are related to the supply chain pressure easing and decreasing commodity prices, however the labor market is still tight, and the wage pressure is still high. We cannot be sure when or if prices will return to pre-pandemic levels. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results. However, there is no guarantee that we may increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability.

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

Long-lived assets

We evaluate the carrying value of long-lived assets for potential impairment when we determine a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable we perform an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amount of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments including meaningful asset grouping, expectations for future revenue, and disposal value for the asset(s). Depending on the assumptions and estimates used, the fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. We did not record any asset impairment charges in 2024, 2023 and 2022.

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

During the years ended December 31, 2024, 2023 and 2022, we recorded excess and obsolete inventory reserve charges of $3.4 million, $8.7 million and $4.9 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $3.8 million, $10.6 million and $10.4 million, respectively.

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

On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $94.8 million has been recorded related to deferred tax assets to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

We could be exposed to interest rate risk, should we incur debt that had a floating interest rate.  As of December 31, 2024, all debts bore a fixed interest rate and therefore did not generate interest rate risk. As of December 31, 2024, we had not hedged our interest rate risk.

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

During the year ended December 31, 2024, we recognized approximately $0.1 million of exchange gain arising from foreign currency transactions and re-measurement of monetary assets and liabilities dominated in non-functional currency on the balance sheet date.

During the year ended December 31, 2024, 0.3% of our revenue was denominated in RMB and none of our revenue was denominated in NT dollars. In the year ended December 31, 2024, 22.6% of our operating expenses were denominated in RMB and 16.3% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income (loss), and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2024, our operating expenses would have had been lower by $0.5 million.

As of December 31, 2024, we held the U.S. dollar denominated assets net of liabilities of approximately $12.8 million in our China subsidiary and liabilities net of assets of $27.7 million in our Taiwan branch. With respect to these U.S. dollar denominated net assets as of December 31, 2024, if exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2024, our other operating expenses would have been reduced by $0.1 million. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income (loss) as reported in U.S. dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Form 10-K, our disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting discussed below.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization ("COSO") of the Treadway Commission. Based on this evaluation, management concluded, based on a material weakness related to operation of controls over our review of technical accounting analysis, that our internal control over financial reporting was not effective as of December 31, 2024. This material weakness did not result in any material misstatement of our financial statements. While this material weakness did not result in a material misstatement of our financial statements, there is a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we determined that it constituted a material weakness. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

The Company’s management, under the oversight of the Audit Committee, is undertaking steps to implement a remediation plan. Specifically, we are expanding and improving our review process for analyses relating to complex accounting transactions.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included below, on the effectiveness of our internal control over financial reporting as of December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Optoelectronics, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management identified a material weakness in internal controls related to the operation of controls over the Company’s review of technical accounting analysis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 28, 2025 which expressed an unqualified opinion on those financial statements.

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

February 28, 2025

Item 9B.	Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 offers and directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Hung-Lun (Fred) Chang(1)	SVP/North America General Manager	Adoption	11/27/2024	12/31/2025	10,258
Shu-Hua (Joshua) Yeh(2)	SVP/Asia General Manager	Adoption	12/09/2024	12/31/2025	50,000

(1)	Hung-Lun (Fred) Chang, our Senior Vice President and North America General Manager, entered into a Rule 10b5-1 Plan on November 27, 2024. Dr. Chang's plan provides for the potential sale of 10,258 shares of the Company's common stock. The Plan expires on December 31, 2025, or upon the earlier of completion of all authorized transactions under the plan.

(2)	Shu-Hua (Joshua) Yeh, our Senior Vice President and Asia General Manager, entered into a Rule 10b5-1 Plan on December 9, 2024. Mr. Yeh's plan provides for the potential sale of 50,000 shares of the Company's common stock. The Plan expires on December 31, 2025, or upon the earlier of completion of all authorized transactions under the plan.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2024.

Adoption of Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of its securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-36083	3.1	November 14, 2013

3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Applied Optoelectronics, Inc.	8-K	001-36083	3.1	September 7, 2023

3.3		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

4.1		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

4.2		Indenture, dated as of December 5, 2023, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-36083	4.1	December 5, 2023

4.3		Form of 5.250% Convertible Senior Note due 2026	8-K	001-36083	4.2	December 5, 2023

4.4		First Supplemental Indenture, dated as of December 5, 2023, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-36083	4.3	December 5, 2023

4.5		Indenture, dated as of December 23, 2024, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-36083	4.1	December 23, 2024

4.6		Form of 2.750% Convertible Senior Note due 2030	8-K	001-36083	4.2	December 23, 2024

4.7		First Supplemental Indenture, dated as of December 23, 2024, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-36083	4.3	December 23, 2024

4.8		Description of Company's Common Stock	10-K	001-36083	4.7	February 23, 2024

10.1		Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	Amended and Restated 2013 Equity Incentive Plan	10-K	001-36083	10.6	March 9, 2017

10.2.1	†	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.1	August 13, 2013

10.2.2	†	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.2	August 13, 2013

10.2.3	†	Form of Stock Appreciation Right Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.3	August 13, 2013

10.2.4	†	Form of Notice of Stock Option Award and Stock Option Award Agreement under 2013 Equity Incentive Plan	S-1	333-190591	10.6.4	August 13, 2013

10.3	†	2021 Equity Incentive Plan	10-Q	001-36083	10.1	August 5, 2021

10.3.1	†	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan	10-Q	001-36083	10.4.1	August 5, 2021

10.3.2	†	Form of Performance Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan	10-Q	001-36083	10.4.2	August 5, 2021

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.4	†	Applied Optoelectronic, Inc. 2023 Equity Inducement Plan	10-Q	001-36083	10.1	November 9, 2023

10.5	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10.6	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016

10.7	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016

10.8	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016

10.9	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and David C. Kuo	10-K	001-36083	10.9	February 28, 2018

10.10		Supply Agreement, effective November 8, 2017, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.1	February 24, 2018

10.11		Master Purchase Agreement, effective January 2, 2018, between Applied Optoelectronics, Inc. and Facebook, Inc.	8-K	001-36083	10.2	February 21, 2018

10.12		Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30	February 28, 2018

10.12.1		Translation of Investment and Construction Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30.1	February 28, 2018

10.13		Translation of Construction Agreement between Global Technology, Inc. and Zhejiang Xinyu Construction Group Co., Ltd. dated February 8, 2018	10-Q	001-36083	10.5	May 8, 2018

10.14		First Amendment to Lease, dated October 8, 2018, between Applied Optoelectronics, Inc. and GIG VAOI Breckinridge, LLC.	8-K	001-36083	10.1	October 12, 2018

10.15		Purchase Agreement, dated as of February 28, 2019 by and among Applied Optoelectronics, Inc., Raymond James & Associates, Inc. and Cowen and Company, LLC	8-K	001-36083	10.1	March 5, 2019

10.16		Translation of the Working Capital Loan Contract, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated April 30, 2019	8-K	001-36083	10.1	May 6, 2019

10.17		Translation of the Working Capital Loan Contract (RMB 30,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 7, 2019	8-K	001-36083	10.1	May 13, 2019

10.17.1		Translation of the Working Capital Loan Contract (USD 2,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated May 8, 2019	8-K	001-36083	10.2	May 13, 2019

10.18		Translation of the Financing Credit Line Agreement, dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.1	May 31, 2019

10.18.1		Translation of the Maximum Mortgage Contract (Security Agreement), dated May 24, 2019, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.2	May 31, 2019

10.19		Second Amendment to Lease, dated November 11, 2019, between Applied Optoelectronics, Inc. and ROIB2 Breckinridge, LLC.	8-K	001-36083	10.1	November 18, 2019

Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20	Paycheck Protection Program Loan Promissory Note, dated April 17, 2020, executed by Applied Optoelectronics, Inc.	8-K	001-36083	10.1	April 22, 2020

10.21	Translation of the Maximum Loan Contract between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated June 7, 2022.	8-K	001-36083	10.1	June 10, 2022

10.21.1	Translation of the Maximum Mortgage Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated June 7, 2022.	8-K	001-36083	10.2	June 10, 2022

10.22	Statement of Work No. 1 – Foundry between Applied Optoelectronics, Inc. and Microsoft Corporation, effective December 16, 2022	8-K	001-36083	10.1	May 3, 2023

10.22.1	Microsoft Corporation Purchase Order Terms & Conditions (included as Appendix C to Exhibit 10.1)	8-K	001-36083	10.2	May 3, 2023

Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23		Third Amendment to Lease, dated June 9, 2023, between Applied Optoelectronics, Inc. and Albany Road-Breck Exchange LLC	8-K	001-36083	10.1	June 14, 2023

10.24		Statement of Work No. 2 – Design and Assembly, between Applied Optoelectronics, Inc. and Microsoft Corporation, effective June 21, 2023	8-K	001-36083	10.1	June 21, 2023

10.24.1		Microsoft Corporation Purchase Order Terms & Conditions (included as Appendix J to Exhibit 10.1)	8-K	001-36083	10.2	June 21, 2023

10.25		Form of Exchange Agreement, dated as of November 30, 2023, between Applied Optoelectronics, Inc. and the applicable Noteholders	8-K	001-36083	10.1	December 1, 2023

10.26	**	Purchase Agreement, dated as of November 30, 2023, by and between Applied Optoelectronics, Inc. and Raymond James & Associates, Inc.	8-K	001-36083	10.1	December 5, 2023

10.27		Translation of the Asset Pool Agreement, between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated December 21, 2023	8-K	001-36083	10.1	December 27, 2023

10.27.1		Translation of the Pledge Contract, between Global Technology, Inc. and China Zheshang Bank Co., Ltd., dated December 21, 2023	8-K	001-36083	10.2	December 27, 2023

10.28		Translation of the Financing Credit Line Agreement, dated May 24, 2024, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.1	May 30, 2024

10.28.1		Translation of the Maximum Mortgage Contract (Security Agreement), dated May 24, 2024, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.2	May 30, 2024

10.29		Translation of the Land and Building Lease Agreement, dated October 7, 2024, between Prime World International Holdings Ltd., Taiwan Branch and San Ho Enterprise Co., Ltd.	8-K	001-36083	10.1	October 10, 2024

10.30		Form of Exchange Agreement, dated December 18, 2024, between Applied Optoelectronics, Inc. and the applicable Noteholders	8-K	001-36083	10.1	December 20, 2024

10.31		Translation of the Construction Contract, dated December 26, 2024, between Prime World International Holdings Ltd., Taiwan Branch and Chyi Ding Technologies Co., Ltd.	8-K	001-36083	10.1	December 31, 2024

19	*	Applied Optoelectronics, Inc. Insider Trading Policy and Guidelines

21		Subsidiaries of the registrant	S-1	333-190591	21.1	August 13, 2013

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see the signature page in this Annual Report on Form 10-K).

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

97		Compensation Recovery Policy	10-K	001-36083	97	February 23, 2024

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
February 28, 2025

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

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin
CHIH-HSIANG (THOMPSON) LIN,
President, Chief Executive Officer and	February 28, 2025
Chairman of the Board of Directors
(principal executive officer)

/s/ STEFAN J. MURRY
STEFAN J. MURRY,
Chief Financial Officer	February 28, 2025
(principal financial officer and
principal accounting officer)

Signature	Date

/s/ WILLIAM H. YEH
WILLIAM H. YEH,	February 28, 2025
Director

/s/ RICHARD B. BLACK
RICHARD B. BLACK,	February 28, 2025
Director

/s/ CHE-WEI LIN
CHE-WEI LIN,	February 28, 2025
Director

/s/ CYNTHIA (CINDY) DELANEY
CYNTHIA (CINDY) DELANEY,	February 28, 2025
Director

/s/ ELIZABETH LOBOA
ELIZABETH LOBOA,	February 28, 2025
Director

/s/ MIN-CHU (MIKE) CHEN
MIN-CHU (MIKE) CHEN,	February 28, 2025
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Optoelectronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an adverse opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

February 28, 2025

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except the par value)

	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$67,428	$45,366
Restricted cash	11,705	9,731
Accounts receivable - trade, net of allowance of $1 and $3, respectively	116,801	48,071
Notes receivable	—	219
Inventories	88,135	63,866
Prepaid income tax	4	3
Prepaid expenses and other current assets	17,195	5,349
Total current assets	301,268	172,605
Property, plant and equipment, net	219,235	200,317
Land use rights, net	4,837	5,030
Operating right of use asset	9,646	5,026
Intangible assets, net	3,680	3,628
Other assets, net	8,366	2,580
TOTAL ASSETS	$547,032	$389,186
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$104,969	$32,892
Bank acceptance payable	19,259	15,482
Accrued liabilities	22,091	18,549
Unearned revenue	—	1,803
Current lease liability - operating	1,380	1,149
Current portion of notes payable and long-term debt	22,370	23,197
Current portion of convertible senior notes	—	286
Total current liabilities	170,069	93,358
Convertible senior notes	134,497	76,233
Non-current lease liability - operating	9,041	4,726
Notes payable and long-term debt, less current portion	4,313	—
TOTAL LIABILITIES	317,920	174,317
Commitments and contingencies ( Note T)
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common Stock; 80,000 shares authorized at $0.001 par value; 49,393 and 38,148 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	49	38
Additional paid-in capital	683,462	478,972
Accumulated other comprehensive income (loss)	(2,548)	975
Accumulated deficit	(451,851)	(265,116)
TOTAL STOCKHOLDERS' EQUITY	229,112	214,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$547,032	$389,186

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Revenue, net	$249,365	$217,646	$222,818
Cost of goods sold	187,565	158,725	189,191
Gross profit	61,800	58,921	33,627
Operating expenses
Research and development	54,955	35,975	36,244
Sales and marketing	18,154	11,069	9,723
General and administrative	59,599	53,226	46,658
Total operating expenses	132,708	100,270	92,625
Loss from operations	(70,908)	(41,349)	(58,998)
Other income (expense)
Interest income	874	609	126
Interest expense	(6,826)	(9,428)	(6,319)
Other income (expense), net	(109,871)	(5,871)	(1,205)
Total other income (expense), net	(115,823)	(14,690)	(7,398)
Loss before income taxes	(186,731)	(56,039)	(66,396)
Income tax expense	(2)	(9)	(1)
Net loss	$(186,733)	$(56,048)	$(66,397)
Net loss per share
Basic	$(4.50)	$(1.75)	$(2.38)
Diluted	$(4.50)	$(1.75)	$(2.38)

Weighted average shares used to compute net loss per share:
Basic	41,538,551	31,944,259	27,846,387
Diluted	41,538,551	31,944,259	27,846,387

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2024	2023	2022
Net loss	$(186,733)	$(56,048)	$(66,397)
Loss on foreign currency translation adjustment	(3,523)	(1,208)	(13,888)
Comprehensive loss	$(190,256)	$(57,256)	$(80,285)

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2022, 2023 and 2024

(in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity
January 1, 2022	—	$—	27,323	$27	$381,143	$16,071	$(142,671)	$254,570
Public offering of common stock, net	—	—	437	1	1,237	—	—	1,238
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of shares withheld for employee tax	—	—	862	1	(454)	—	—	(453)
Share-based compensation	—	—	—	—	9,600	—	—	9,600
Foreign currency translation adjustment	—	—	—	—	—	(13,888)	—	(13,888)
Net loss	—	—	—	—	—	—	(66,397)	(66,397)
December 31, 2022	—	$—	28,622	$29	$391,526	$2,183	$(209,068)	$184,670
Public offering of common stock, net	—	—	8,275	8	76,498	—	—	76,506
Stock options exercised, net of shares withheld for employee tax	—	—	48	—	21	—	—	21
Issuance of restricted stock, net of shares withheld for employee tax	—	—	1,203	1	(957)	—	—	(956)
Share-based compensation	—	—	—	—	11,884	—	—	11,884
Foreign currency translation adjustment	—	—	—	—	—	(1,208)	—	(1,208)
Net loss	—	—	—	—	—	—	(56,048)	(56,048)
December 31, 2023	—	$—	38,148	$38	$478,972	$975	$(265,116)	$214,869
Public offering of common stock, net	—	—	9,968	10	196,826	—	—	196,836
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	(2)	—	—	(2)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	1,277	1	(4,334)	—	—	(4,333)
Share-based compensation	—	—	—	—	12,000	—	—	12,000
Foreign currency translation adjustment	—	—	—	—	—	(3,523)	(2)	(3,525)
Net loss	—	—	—	—	—	—	(186,733)	(186,733)
December 31, 2024	—	$—	49,393	$49	$683,462	$(2,548)	$(451,851)	$229,112

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(186,733)	$(56,048)	$(66,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of bad debt	(2)	(24)	(3)
Allowance for obsolete inventory	3,434	8,728	4,900
Depreciation and amortization	20,649	20,427	23,202
Amortization of debt issuance costs	1,430	2,308	902
Loss (gain) on disposal of assets	132	51	(47)
Share-based compensation	14,790	11,884	9,600
Loss on debt extinguishment	111,962	—	—
Unrealized foreign exchange loss (gain)	689	(1,313)	1,916
Changes in operating assets and liabilities:
Accounts receivable, trade	(68,727)	13,128	(12,749)
Notes receivable	217	83	7,764
Prepaid income tax	(2)	(3)	1
Inventories	(29,412)	6,790	1,150
Other current assets	(12,032)	1,008	(2,406)
Operating right of use asset	(5,027)	530	888
Accounts payable	72,076	(14,953)	12,966
Accrued income taxes	1	(1)	—
Accrued liabilities	3,826	1,333	5,260
Unearned Revenue	(1,803)	(1,197)	—
Lease liability	5,006	(660)	(969)
Net cash used in operating activities	(69,526)	(7,929)	(14,022)
Investing activities:
Purchase of property, plant and equipment	(43,406)	(9,079)	(3,210)
Proceeds from disposal of equipment	7	135	403
Deposits and prepayment on equipment	(6,792)	(5,229)	(529)
Purchase of intangible assets	(506)	(588)	(498)
Net cash used in investing activities	(50,697)	(14,761)	(3,834)
Financing activities:
Principal payments of long-term debt and notes payable	(251)	(80,214)	(7,336)
Proceeds from line of credit borrowing	48,676	57,626	143,261
Repayments of line of credit borrowings	(44,778)	(91,791)	(131,030)
Proceeds from bank acceptance payable	44,152	57,057	45,666
Repayments of bank acceptance payable	(40,168)	(53,748)	(40,573)
Payment on issuance convertible Notes	(4,620)	—	—
Process from issuance of convertible senior notes, net of debt issuance cost	—	83,661	—
Principal payments of financing lease		(63)	(19)
Exercise of stock options	(2)	22	—
Payments of tax withholding on behalf of employees related to share-based compensation	(4,333)	(956)	(454)
Proceeds from common stock offering, net	146,293	68,984	1,238
Cash settlement of PSU	(2,790)	—	—
Net cash provided by financing activities	142,179	40,578	10,753
Effect of exchange rate changes on cash	2,080	1,622	1,553
Net increase (decrease ) in cash, cash equivalents and restricted cash	24,036	19,510	(5,550)
Cash, cash equivalents and restricted cash at beginning of period	55,097	35,587	41,136
Cash, cash equivalents and restricted cash at end of period	$79,133	$55,097	$35,587
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4,940	$8,098	$5,142
Income taxes	—	9	—
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$1,061	$1,053	$(164)
Net change in deposits and prepaid for equipment related to property and equipment additions	79	(1,297)	67

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

The carrying value of cash, cash equivalents and short-term investments, accounts receivable, accounts payable, and note receivable approximate their historical fair values due to their short-term maturities. The carrying value of the debt and bank acceptance notes approximates its fair value due to the short-term nature of the debt since it renews frequently at current interest rates. Management believes that the interest rates in effect at each year end represent the current market rates for similar borrowings.

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

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $28.5 million and $17.7 million at December 31, 2024 and 2023, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2024, approximately $50.1 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

6.	Restricted Cash

Restricted cash includes guarantee deposits for customs duties and deposits as collateral in order to secure bank acceptance notes issued to vendors.

7.	Accounts Receivable/Allowance for Doubtful Accounts

The Company carries its accounts receivable at the net amount that it estimates to be collectible. We have established an allowance for credit losses to estimate the risk of loss associated with our accounts receivable balances. The Company estimates its allowance for the credit losses based on historical collection, the age of outstanding receivables of the customer, existing economic conditions and reasonable forecasts. Different assumptions or changes in economic circumstances could result in changes to the allowance.

8.	Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company places all cash and cash equivalents with high-credit quality financial institutions.

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2024, 2023 and 2022, its top five customers represented 92.9%, 85.6% and 78.2% of its revenue, respectively. In 2024, Microsoft, Digicomm and Oracle represented 43.7%, 35.1% and 12.4% of its revenue, respectively. In 2023, Microsoft, ATX and Digicomm represented 46.6%, 15.6% and 11.3% of its revenue, respectively.

The five largest receivable balances for customers represented an aggregate of 95.5% and 75.4% of total accounts receivable at December 31, 2024 and 2023, respectively. As of December 31, 2024, Digicomm represented 66.6% of total accounts receivable and Microsoft represented 16.8% of total accounts receivable. As of December 31, 2023, Digicomm represented 35.2% of total accounts receivable and ATX represented 21.4% of total accounts receivable. No other customer represented greater than ten percent of revenue in 2024 or 2023 had greater than ten percent of total accounts receivable at December 31, 2024 or 2023.

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

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2024, the Company had 335 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life between 10 and 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

12.	Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets. In accordance with ASC 360, the Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. The Company did not record any asset impairment charges in 2024, 2023 or 2022.

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

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs may exceed the accrual, in which case the cost of sales will increase in the future. As of December 31, 2024 and 2023, the amount of accrued warranty was $0.28 million and $0.25 million, respectively. Changes in products warranty were as follows (in thousands):

	Year ended December 31,
	2024	2023
Beginning Balance, January 1	$255	$140
Warranty costs incurred	(63)	(44)
Provision for warranty	85	159
Ending Balance, December 31	$277	$255

17.	Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $1.1 million, $0.8 million, and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 (“the 2017 Act”) is the global intangible low-taxed income provisions ("GILTI"). In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

22.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2024

In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, mainly through enhanced disclosures about significant segment expenses. We adopted this ASU for our 2024 annual period with the comparable periods updated to meet additional disclosure requirements. See Note R for additional disclosure.

Recent Accounting Pronouncements Yet to be Adopted

In November 2024, the FASB issued ASU 2024-03 "Income Statement: Reporting Comprehensive Income/Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity's expenses. Upon adoption, we will be required to disclose in the notes a disaggregation of certain expense categories included within the expense captions of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028. The Company is currently evaluating the impact of the new standard will have on its financial statements and related disclosures.

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

Unearned Revenue

Unearned Revenue results from cash received or amounts billed to customers in advance of revenue recognized upon the satisfaction of performance obligations. As of December 31, 2024, and 2023, the Company had Unearned Revenue of $0 and $1.8 million, respectively. The following table reflects the changes in Unearned Revenue in our consolidated financial statements for the periods indicated (in thousands).

	December 31, 2024	December 31, 2023
Unearned Revenue, beginning of period	$1,803	$3,000
Additional Unearned Revenue	—	12,608
Revenue recognized	1,803	13,805
Unearned Revenue, end of period	$—	$1,803

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note R, "Segments and Geographic Information.”

Revenue is also classified by major product category and is presented below (in thousands):

	Years ended December 31,
		% of		% of		% of
	2024	Revenue	2023	Revenue	2022	Revenue
CATV	$87,713	35.2%	$59,942	27.5%	$118,169	53.0%
Data Center	148,525	59.5%	141,213	64.9%	77,094	34.6%
Telecom	10,980	4.4%	13,831	6.4%	24,727	11.1%
FTTH	3	0.0%	56	0.0%	129	0.1%
Other	2,144	0.9%	2,604	1.2%	2,699	1.2%
Total Revenue	$249,365	100.0%	$217,646	100.0%	$222,818	100.0%

NOTE D— Leases

The Company leases space under non-cancellable operating leases for manufacturing facilities, research and development offices and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle under operating leases. The Company determines if an arrangement is or contains a lease at contract inception. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of the ROU asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancellable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities.

On October 7, 2024, Prime World International Holdings Ltd. (“Prime World”), a wholly owned subsidiary of Applied Optoelectronics, Inc., entered into a Land and Building Lease Agreement (the “Lease Agreement”) with San Ho Enterprise Co., Ltd. (the “Lessor”), under which Prime World will lease approximately 3,537 square meters of two adjoining parcels of land, in New Taipei City. The lease also includes a building on these parcels, totaling approximately 3,406 square meters. The lease term is for fifteen years, commencing on December 1, 2024, and ending on November 30, 2039. A two-month renovation period from October 1 to November 30, 2024, will precede the lease term, during which no rent will be charged by the Lessor. During the lease term, the monthly rent will increase by three percent (3%) every three years.

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

Lease expense is included under general and administrative expenses and was $1.4 million, $1.2 million, and $1.2 million, respectively, for the years ended December 31, 2024, 2023 and 2022, respectively. The Components of lease expense were as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2024	2023
Operating lease expense	$1,282	$1,146
Financing lease expense	-	27
Short Term lease expense	112	22
Total lease expense	$1,394	$1,195

Maturities of lease liabilities are as follows for the future one-year periods ending December 31, (in thousands):

	Operating	Total
2025	$1,697	$1,697
2026	1,498	1,498
2027	1,501	1,501
2028	1,514	1,514
2029	923	923
2030 and thereafter	5,131	5,131
Total lease payments	$12,264	$12,264
Less imputed interest	(1,843)	(1,843)
Present value	$10,421	$10,421

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	December 31,	December 31,
	2024	2023
Weighted Average Remaining Lease Term (Years) - operating leases	10.81	5.10
Weighted Average Remaining Lease Term (Years) - financing leases	—	—
Weighted Average Discount Rate - operating leases	3.11%	3.30%
Weighted Average Discount Rate - financing leases	—	—

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,286	$1,250
Operating cash flows from financing lease	-	2
Financing cash flows from financing lease	-	63
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,934	$-

NOTE E—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$67,428	$45,366
Restricted cash	11,705	9,731
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$79,133	$55,097

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and deposits as collateral in order to secure bank acceptance notes issued to vendors, see Note K for details. As of December 31, 2024 and 2023, there was $8.5 million and $6.5 million of restricted cash required for bank acceptance notes issued to vendors, respectively. There were both $2.5 million certificates of deposit with original maturity of 90 days or less associated with credit facilities with a bank in China as of  December 31, 2024 and 2023. There were both $0.7 million guarantee deposits for customs duties as of December 31, 2024 and December 31, 2023.

NOTE F—EARNINGS PER SHARE

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and restricted stock units outstanding during the period. Convertible senior notes are included in the denominator as if it were converted at the beginning of the period or, if issued during the period, at the time of issuance. In periods with net losses, normally dilutive shares become anti-dilutive. Therefore, basic and dilutive earnings per share are the same.

The following table presents the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Year ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(186,733)	$(56,048)	$(66,397)
Denominator:
Weighted average shares used to compute net loss per share
Basic	41,539	31,944	27,846
Effect of dilutive options and restricted stock units	—	—	—
Diluted	41,539	31,944	27,846
Net loss per share
Basic	$(4.50)	$(1.75)	$(2.38)
Diluted	$(4.50)	$(1.75)	$(2.38)

The following potentially dilutive securities were excluded from diluted net loss per share as their effect would have been antidilutive (in thousands):

	As of December 31,
	2024	2023
Employee stock options	-	-
Restricted stock units	2,709	1,167
Shares for Notes 2026	5,153	5,264
Shares for Notes 2030	63	-
Total antidilutive shares	7,925	6,431

NOTE G—INVENTORIES

At December 31, 2024 and 2023, inventories consisted of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$50,379	$22,128
Work in process and sub-assemblies	35,716	33,792
Finished goods	17,291	22,452
Allowance for Inventory	(15,251)	(14,506)
Total inventory	$88,135	$63,866

For the years 2024, 2023 and 2022, the inventory reserve adjustment expensed for inventory was $3.4 million, $8.7 million and $4.9 million, respectively. For the years December 31, 2024, 2023 and 2022, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $3.7 million, $10.6 million and $10.4 million, respectively.

NOTE H—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	December 31, 2024	December 31, 2023
Land improvements	$806	$806
Building and improvements	118,648	86,534
Machinery and equipment	275,617	257,842
Furniture and fixtures	5,150	5,449
Computer equipment and software	13,369	12,059
Transportation equipment	647	673
	414,237	363,363
Less accumulated depreciation and amortization	(204,500)	(194,086)
	209,737	169,277
Construction in progress	8,397	29,939
Land	1,101	1,101
Total property, plant and equipment, net	$219,235	$200,317

For the years ended December 31, 2024, 2023 and 2022, depreciation expense of property, plant and equipment was $20.2 million, $19.7 million and $22.6 million, respectively. For the years  December 31, 2024, 2023 and 2022, the capitalized interest was $0 million, $0 million and $0.2 million, respectively.

As of December 31, 2024, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

NOTE I—INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods indicated (in thousands):

	December 31, 2024
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,873	$(6,355)	$3,518
Trademarks	218	(56)	162
Total intangible assets	$10,091	$(6,411)	$3,680

	December 31, 2023
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,502	$(5,981)	$3,521
Trademarks	138	(31)	107
Total intangible assets	$9,640	$(6,012)	$3,628

For the years ended December 31, 2024, 2023 and 2022, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.4 million, $0.7 million and $0.6 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 9 years.

At December 31, 2024, future amortization expense for intangible assets is estimated to be (in thousands):

December 31, 2024
2025	$438
2026	438
2027	438
2028	438
2029	438
Thereafter	1,490
Total	$3,680

NOTE J—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$67,428	$—	$—	$67,428
Restricted cash	11,705	—	—	11,705
Total assets	$79,133	$—	$—	$79,133
Liabilities:
Bank acceptance payable	—	$19,259	—	$19,259
Convertible senior notes	—	148,625	—	148,625
Total liabilities	$—	$167,884	$—	$167,884

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2023(in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$45,366	$—	$—	$45,366
Restricted cash	9,731	—	—	9,731
Note receivable	—	219	—	219
Total assets	$55,097	$219	$—	$55,316
Liabilities:
Bank acceptance payable	—	$15,482	—	$15,482
Convertible senior notes	—	76,519	—	76,519
Total liabilities	$—	$92,001	$—	$92,001

NOTE K—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31, 2024	December 31, 2023
Revolving line of credit with a China bank up to $23.6 million with interest from 4.00% to 4.35%, maturing May 24, 2029	$13,466	$12,608
Credit facility with a China bank up to $27.8 million with interest of 4.00% to 4.35%, maturing June 6, 2027	13,216	10,589
Sub-total	26,682	23,197
Less debt issuance costs, net	—	—
Grand total	26,682	23,197
Less current portion	(22,369)	(23,197)
Non-current portion	$4,313	$-

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$19,260	$15,482

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2024.

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

On  May 24, 2024, Global renewed the SPD Credit Line for a five-year revolving credit line, totaling 170,000,000 RMB (the “Renewed SPD Credit Line”) or approximately $23.9 million at that time, and Global also entered into a mortgage contract security agreement, with SPD. Global  may draw upon the Renewed SPD Credit Line on an as-needed basis between  May 24, 2024 and  May 24, 2029.

As of December 31, 2024, $13.5 million was outstanding under the Renewed SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was $11.3 million.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (" ¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. On December 21, 2023, Global entered into an asset pool business cooperation agreement ("Asset Pool Agreement") and an asset pool pledge contract ("Pledge Contract") (referred to collectively as the Pledge Asset Line"), with CZB, which supplements the existing ¥200M Credit Facility. The Pledge Asset Line does not constitute a new credit line or an increase to the existing credit limits. Global may draw upon the Pledge Asset Line between December 21, 2023 and December 21, 2025 ("Asset Pool Period"). During the Asset Pool Period, Global may request to draw upon the Pledge Asset Line on an as-needed bases; however, amount of available credit under the Pledge Asset Line and approval of each draw may be reduced or declined by CZB due to changes in Chinese government regulations and/or changes in Global's financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global's obligations under the Pledge Asset Line will be secured by certain financial assets, including but not limited to, deposit receipts, domestic accounts receivable and electronic commercial paper. As of December 31, 2024, $13.2 million was outstanding under the ¥200M Credit Facility and the outstanding balance of bank acceptance notes issued to vendors was $7.9 million.

As of December 31, 2024 and December 31, 2023, the Company had $24.8 million and $22.5 million of unused borrowing capacity, respectively.

As of December 31, 2024 and December 31, 2023, there was $8.5 million and $9.7 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The 2026 Notes bears interest at a rate of 5.250% per year and will pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2024. The 2026 Notes will mature on December 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

On December 18, 2024, the Company entered into exchange agreements with certain holders of the 2026 Notes to exchange approximately $76.7 million principal amount of the 2026 Notes for aggregate consideration consisting of (i) $125.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2030 (the “2030 Notes”), (ii) 1,487,874 shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") and (iii) approximately $89.6 thousands of cash in aggregate, representing accrued and unpaid interest on the 2026 Notes and the value of fractional shares of Common Stock (such transactions, collectively, the "Exchanges"). There was $3.5 million principal amount for the 2026 Notes remaining. The Exchanges closed on December 23, 2024. We recorded a debt extinguishment loss of $112.0 million due to these Exchanges.

The 2030 Notes were issued pursuant to an Indenture, dated as of December 23, 2024 (the "Indenture"), between the Company, as issuer, and Computershare Trust Company, N.A., as trustee.  The 2030 Notes bear interest at a rate of 2.750% per year and will pay interest semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2025. The 2030 Notes will mature on January 15, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms.

The following table presents the carrying value of the 2026 Notes and the 2030 Notes for the periods indicated (in thousands):

December 31, 2024
2026 Notes
Principal Amount	$3,500
Unamortized debt issuance costs	(83)
Net carrying amount for 2026 Notes	3,417
2030 Notes
Principal Amount	125,000
Premium upon issuance	10,416
Unamortized debt issuance costs	(4,336)
Net carrying amount for 2030 Notes	131,080
Total net carry amount	$134,497

   The conversion rate for the 2030 Notes is 23.0884 shares of Common Stock per $1,000 principal amount of the 2030 Notes (which is equivalent to a conversion price of approximately $43.31 per share of Common Stock, representing a premium of approximately 27.50% over the last reported sale price of the Common Stock on December 18, 2024 of $33.97 per share), subject to adjustment. Before October 15, 2029, holders of the 2030 Notes will have the right to convert their 2030 Notes only upon the satisfaction of a common stock sale price condition or a note trading price condition (each, as described in the Indenture) or upon the occurrence of certain events (including the occurrence of a Fundamental Change, Make-Whole Fundamental Change or Common Stock Change Event (each as defined in the Indenture). From and after October 15, 2029, holders of the 2030 Notes may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Common Stock or a combination of cash and shares of its Common Stock, at the Company’s election, based on the applicable conversion rate(s).

  The 2030 Notes will be redeemable, in whole or in part (subject to certain limitations described in the Indenture), at the Company’s option at any time, and from time to time, on or after January 15, 2027 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Common Stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date it sends such notice.

In addition, the 2030 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of a holder of 2030 Notes as of the close of business on a record date to receive the related interest payment on the corresponding interest payment date), if the “Specified Divestiture” (as defined in the Indenture) is completed.

Calling any 2030 Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that 2030 Note, in which case the conversion rate applicable to the conversion of that 2030 Note will be increased in certain circumstances if i t is converted
after it is called for redemption.

In addition, if the Specified Divestiture is completed, then unless the Company has previously elected to redeem all of the 2030 Notes, each holder of 2030 Notes will have the right to require the Company to repurchase its 2030 Notes for cash on a date of the Company’s choosing, which must be a business day that is no more than 35, nor less than 20, business days after the date the Company’s sends the related notice of Specified Divestiture. The repurchase price for a note tendered for such repurchase will be equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date (subject to the right of a holder of 2030 Notes as of the close of business on a record date to receive the related interest payment on the corresponding interest payment date).

Moreover, if the Company undergoes a fundamental change, as described in the Indenture, holders of the 2030 Notes may require the Company to repurchase for cash all or part of their 2030 Notes at a repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the required repurchase date.

Additionally, the 2030 Notes are subject to customary events of default. The 2030 Notes do not restrict the Company’s ability to incur debt or liens. No sinking fund is provided for the 2030 Notes. There are no guarantors of the 2030 Notes.

Pursuant to the guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company evaluated whether the conversion feature of the note needed to be bifurcated from the host instrument as a freestanding financial instrument. Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s own stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the conversion option is indexed to its own stock and also met all the criteria for equity classification. Accordingly, the conversion option is not required to be bifurcated from the host instrument as a derivative.

Pursuant to ASC 815-15, the Company further determined that the contingent redemption features in the 2030 Notes are not required to be bifurcated from the host contract and accounted for separately. Additionally, the Company then evaluated whether the conversion feature needed to be separately accounted for as an equity component under ASC 470-20, Debt with Conversion and Other Options, and determined that the additional premium was not substantial. Accordingly, that amount was recognized as a premium on the 2030 Notes.

The following table sets forth interest expense information related to the 2026 Notes and the 2030 Notes (in thousands):

	Year ended December 31,
	2024	2023
Contractual interest expense	$4,222	$4,039
Amortization of debt issuance costs	1,466	849
Total interest cost	$5,688	$4,888
Effective interest rate	5.3%	5.1%

NOTE M—ACCRUED LIABILITIES

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	December 31, 2024	December 31, 2023
Accrued payroll	$13,136	$12,146
Accrued employee benefits	4,014	3,376
Accrued state and local taxes	824	745
Accrued interest	114	341
Accrued shipping and tariff expenses	803	27
Advance payments	188	187
Accrued commission	768	649
Accrued professional fees	406	270
Accrued product warranty	277	255
Accrued other	1,561	553
Total accrued liabilities	$22,091	$18,549

NOTE N—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following for the periods indicated (in thousands):

	Year ended December 31,
	2024	2023	2022
Foreign exchange transaction gain (loss)	$144	$711	$(1,488)
Government subsidy income	395	937	160
Gain (loss) on disposal of assets	(132)	(51)	47
Loss on debt extinguishment	(111,962)	—	—
Other non-operating gain(loss)	1,684	(7,468)	76
Total other income (expense), net	$(109,871)	$(5,871)	$(1,205)

(1) Please see the details in Note L - Convertible Senior Notes.

NOTE O—INCOME TAXES

The sources of the Company’s loss from operations before income taxes were as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Domestic	$(181,701)	$(52,886)	$(45,404)
Foreign	(5,030)	(3,153)	(20,992)
Total loss before income taxes	$(186,731)	$(56,039)	$(66,396)

The provision for income tax expense (benefit) for the years ended December 31, was as follows (in thousands):

Current:	2024	2023	2022
Federal	$—	$—	$—
State	2	1	1
Foreign	—	8	—
Total	$2	$9	$1
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total	$—	$—	$—

Income tax (benefit) expense	$2	$9	$1

Deferred income tax assets and liabilities result principally from net operating losses, different methods of recognizing depreciation, reserves for doubtful accounts and inventory, research and development credits and foreign tax credits. At December 31, the net deferred tax assets and liabilities are comprised of the following approximate amounts (in thousands):

	2024	2023
NOL carryforward	$59,788	$49,469
Inventory reserves	3,700	3,195
Unrealized gains and losses	221	355
Share-based compensation	1,332	1,013
Foreign tax credit	4,599	4,599
Research and development credits	12,508	10,998
Capitalized research and development	14,449	8,717
Interest	4,465	5,659
ASC 842 Assets	1,515	1,561
Other	995	941
Deferred tax assets	103,572	86,507
Less valuation allowance	(94,996)	(78,124)
Deferred tax assets, net	8,576	8,383
Depreciation and amortization	(7,216)	(6,992)
ASC 842 Liabilities	(1,360)	(1,391)
Deferred tax liabilities	(8,576)	(8,383)
Deferred tax assets, net	$—	$—

The Company has a U.S. net operating loss carry forward of approximately $147.3 million, $32.7 million of which, if unused, expires between 2026 and 2032 and $114.6 million of which, can be carried forward indefinitely. The Company has U.S. and state research and development tax credits of $12.5 million, which, if unused, expire between 2028 and 2043. In addition, the Company has foreign tax credits of $4.6 million, which, if unused, will expire in 2028. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. As of December 31, 2024, the Company had Taiwan net operating loss carry forwards of approximately $77.7 million and China net operating loss carry forwards of approximately $74.7 million.  The carryforward period for the Taiwan net operating loss carry forwards is ten years, and the expiration period begins 2028.  The carryforward period for China net operating loss carry forwards is ten years, and the expiration period begins 2029.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2024 and December 31, 2023, a valuation allowance of $95.0 million and $78.1 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The following table shows the change in the deferred tax valuation allowance as follows:

	2024	2023	2022
Beginning Balance, January 1	$78,124	$69,680	$57,721
Change charged to expense/(income)	15,727	8,755	14,196
Change charged to currency translation adjustment	1,145	(311)	(2,237)
Ending Balance, December 31	$94,996	$78,124	$69,680

A reconciliation of the U.S. federal income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022, respectively, to the Company’s effective income tax rate follows (in thousands):

	2024	2023	2022
Expected taxes at statutory rate	$(39,214)	$(11,768)	$(13,943)
Interest Carryforward	1,843	—	—
Non-deductible/non-taxable items	470	57	33
Global intangible low-taxed income	1,809	2,568
Foreign rate differences	(314)	242	552
Foreign permanent differences	(1,245)	(1,212)	(1,407)
Changes in valuation allowance	15,727	8,755	14,196
Share-based compensation	222	729	879
Research and development credits	(1,510)	(492)	(626)
Extinguishment of debt	22,602	1,580	—
Foreign other	—	—	—
Other, net	(388)	(450)	317
Tax (benefit) expense	$2	$9	$1

The Company's provision for income taxes in 2024 was higher than 2023 primarily due to state taxes.

The Company's provision for income taxes in 2023 was higher than 2022 primarily due to state taxes and foreign taxes.

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. However, Global Technology, Inc. has been recognized as a National high-tech enterprise since 2008 and entitled to a 15% reduced tax rate.  In December 2023, Global Technology, Inc. again renewed its National high-tech enterprise certificate and therefore extended its three-year tax preferential status until December 2026. This tax holiday reduced its 2024, 2023 and 2022 income tax provision by approximately $0.0 million, $0.0 million, and $0.0 million, respectively. This tax holiday reduced its fiscal 2024, 2023, and 2022 diluted earnings per share by approximately $0.00, $0.00, and $0.00 respectively. Effective January 1, 2016, China expanded the scope of the National high-tech enterprise to include additional deductions for qualifying research and development.

As of December 31, 2024, 2023 and 2022, the total amount of unrecognized tax benefit was $0.2 million, $0.2 million, and $0.2 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2024	2023	2022
Unrecognized tax benefits — January 1	$181	$181	$181
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	—	—	—
Unrecognized tax benefits — December 31	$181	$181	$181

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2024 as a result of net operating losses. During 2023 or 2022, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2021 through 2024. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2019 forward for various foreign jurisdictions.

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

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act, (the “CHIPS Act”) was signed into law. Among other things, the CHIPS Act provides for refundable tax credits and certain other financial incentives to further investments in domestic manufacturing. At least a portion of our current and future capital expenditures and research and development costs will qualify for this credit, which benefits us by allowing us to net the credit received against our costs. This credit is accounted for outside of ASC 740 as a reduction to the depreciable basis of the assets used in operations and will not have an impact on our effective tax rate.

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

The Company expects any earnings of foreign subsidiaries to be indefinitely invested outside the United States. As of December 31, 2024, however, the Company does not have any accumulated undistributed earnings generated by foreign subsidiaries and has estimated that its tax basis in foreign subsidiaries exceeds its book basis. The Company has concluded that no deferred tax asset (DTA) should be recorded because at the present time it does not expect that the temporary book-tax basis difference that would create this DTA will reverse in the foreseeable future.

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

The following is a summary of option activity (in thousands, except per share data):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Share Price	Weighted	Remaining	Aggregate
	Number of	Exercise	on Date of	Average	Contractual	Intrinsic
	shares	Price	Exercise	Fair Value	Life	Value
(in thousands, except price data)
Outstanding, January 1, 2024	1	$13.84		$7.12	0.08	$8
Exercised	—	13.84	20.70	7.12	—	2
Forfeited	(1)	13.84		7.12	—	26
Outstanding, December 31, 2024	—	—		—	—	—
Exercisable, December 31, 2024	—	—		—	—	—
Vested and expected to vest	—	—		—	—	—

As of December 31, 2024, there was no unrecognized stock option expense. For the years 2024, 2023 and 2022, the intrinsic value of options was $2 thousand, $237 thousand and zero.

Performance Based Incentive Plan

Starting in 2021, certain senior executives were granted performance stock units (“PSUs”) under our 2021 Equity Incentive Plan (“2021 Plan”), which generally vest over a three-year period subject to achievement of certain pre-established performance metrics. The number of shares of common stock that would ultimately be issued to settle PSUs granted ranged from 0% to 200% of the target number of shares granted. We estimate the fair value of the PSUs on the date of grant using a Monte Carlo simulation model, with stock-based compensation expense recognized ratably over the appliable three-year performance period. The Company recognized stock-based compensation expense for the PSUs for the twelve months ended December 31, 2024, 2023 and of $4.0 million, $3.0 million and $1.7 million, respectively.

On June 12, 2024, the Compensation Committee certified the Company exceeded the maximum performance target level for each of the performance targets set for the PSUs granted in June 2021 (the “2021 PSUs”). Therefore, applicable employees were entitled to payment of the 2021 PSUs at 200% of the target shares granted under the 2021 Plan. On June 6, 2024, at the annual meeting of stockholders, a proposal to increase the number of shares of common stock for issuance under the 2021 Plan by 2,000,000 shares was not approved, and as a result, the Company did not have enough shares of common stock available for issuance to satisfy the additional shares earned above 100% of target shares of the 2021 PSUs (the “2021 Additional Shares”). In lieu of shares of common stock, the Company settled the 2021 Additional Shares in cash, resulting in an additional $2.8 million of stock-based compensation expense in the twelve months ended December 31, 2024. The following is a summary of PSU activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2024	1,533		$7.82	$29,610
Granted	192		16.40	1,958
Released	(277)		14.27	2,890
Cancelled/Forfeited	—		—	—
Outstanding, December 31, 2024	1,448		81.26	53,347
Vested and expected to vest	1,448		7.82	53,347

As of December 31, 2024, there was $5.7 million of unrecognized stock-based expense related to outstanding PSUs. This expense is expected to be recognized over 1.7 years. For the years 2024, 2023 and 2022, the weighted-average grant value for PSUs was $16.40, $8.89 and $0 per share. The intrinsic values of PSUs exercised were $ 2.9 million, $3.6 million and $0 million for the years 2024, 2023 and 2022. The total fair value of shares vested for PSUs during years 2024, 2023 and 2022 are $4.0 million, $0 and $0 million.

Restricted Stock Units

Restricted stock units are issued to employees through a vesting plan and distribution schedule after employee remains with the Company for a particular length of time. The following is a total summary of RSU activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2024	2,873		$11.15	$11,156
Granted	726		10.73	7,792
Released	(1,335)	$14.23	6.10	19,004
Cancelled/Forfeited	(33)		6.80	1,203
Outstanding, December 31, 2024	2,231		6.04	82,243
Vested and expected to vest	2,231		6.04	82,243

As of  December 31, 2024, there was $11.6 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.42 years. For the years of 2024, 2023 and 2022, the weighted-average grant value for RSU are $10.73, $6.15 and $2.75 per share. The intrinsic values of RSU exercised are $ 19.0 million, $7.8 million and $2.8 million for the years of 2024, 2023 and 2022. The total fair value of shares vested for RSU during years 2024, 2023 and 2022 are $8.1 million, $8.6 million and $8.8 million.

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

Employee share-based compensation expenses recognized for the years ended December 31, were as follows (in thousands):

Share-Based compensation - by expense type:

	2024	2023	2022
Cost of goods sold	$473	$524	$488
Research and development	1,455	1,492	1,332
Sales and marketing	1,512	1,110	857
General and administrative	11,350	8,758	6,923
Total share-based compensation expense	$14,790	$11,884	$9,600

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

On March 13, 2024, we entered into an Equity Distribution Agreement (the "First ATM Agreement") with Raymond James & Associates (the "Sales Agent") pursuant to which the Company could issue and sell shares of the Company’s common stock having an aggregate offering price of up to $25 million (the "First ATM Offering"), from time to time through the Sales Agent. On August 6, 2024, we entered into Amendment No. 1 to the First ATM Agreement with the Sales Agent, to increase the aggregate offering price from $25 million to $60 million.  On November 6, 2024, we provided notice of its termination, effective on such date, of the First ATM Agreement, as amended. We sold approximately 5.7 million shares at a weighted average price of $10.55 per share, providing proceeds of $58.7 million, net of expenses and underwriting discounts and commissions, under the First ATM Offering.

On November 7, 2024, we entered into another Equity Distribution Agreement (the "Second ATM Agreement") with the Sales Agent pursuant to which the Company could issue and sell shares of the Company’s common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $55 million (the "Second ATM Offering"), from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales of the Shares were be made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company would designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales were requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that could be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent would use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice.

The Second ATM Agreement provided that the Sales Agent would be entitled to compensation of up to 2% of the gross sales price of the Shares sold through the Sales Agent from time to time. The Company also agreed to reimburse the Sales Agent for certain specified expenses in connection with the registration of Shares under state blue sky laws and any filing with, and clearance of the offering by, the Financial Industry Regulatory Authority Inc., not to exceed $10,000 in the aggregate, and any associated application fees incurred. The Company agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, or to contribute to payments that the Sales Agent could be required to make because of any of those liabilities.

On November 22, 2024, the Company completed the Second ATM Offering and sold approximately 1.8 million shares at a weighted average price of $31.17 per share, providing proceeds of $53.9 million, net of expenses and underwriting discounts and commissions.

The details of the shares of common stock sold through the First ATM Offering and the Second ATM Offering through December 31, 2024 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	Mar-24	$14.81	270	$3,920	$80
Raymond James & Associates, Inc.	May-24	12.10	719	8,519	174
Raymond James & Associates, Inc.	Jun-24	10.30	760	7,669	157
Raymond James & Associates, Inc.	Aug-24	9.07	2,923	25,976	530
Raymond James & Associates, Inc.	Sep-24	12.80	1,006	12,618	257
Raymond James & Associates, Inc.	Nov-24	31.17	1,764	53,900	1,100
Total			7,442	$112,602	$2,298

Automatic Shelf Registration Statement

On December 18, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (Registration File No. 333-283905) (the "Automatic Shelf Registration Statement") with the U.S. Securities and Exchange Commission, which became effective immediately upon filing.

Registered Direct Offering

On December 23, 2024, the Company issued an aggregate of 1,036,458 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $33.97 per share, in a registered direct offering (the "Registered Direct Offering"). The Registered Direct Offering was made pursuant to the Automatic Shelf Registration Statement. The Registered Direct Offering closed on December 23, 2024.

Raymond James and Associates, Inc. acted as the sole placement agent (the "Placement Agent") for the Company in connection with the Registered Direct Offering. Pursuant to that certain Placement Agency Agreement, dated as of December 18, 2024, between the Company and the Placement Agent, the Placement Agent is entitled to a fee equal to an aggregate of 3% of the aggregate principal amount of the Registered Direct Offering.

The Registered Direct Offering generated proceeds of approximately $33.7 million, after deducting placement agent fees and other estimated offering expenses payable by us. The Company intends to use the net proceeds from the Registered Direct Offering for general corporate purposes, which may include among other things, capital expenditures and working capital. The Company may also use such proceeds to fund acquisitions of businesses, technologies or product lines that complement its current business; however the Company has no present plans, agreements or commitments with respect to any potential acquisition.

NOTE R—SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker ("CODM"), manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis, accompanied by information about product revenue, for purposes of evaluating financial performance and allocating resources. Our CEO is the functional head of all operations and manufacturing. Our Board, in conjunction with our CODM, considers our consolidated performance and does not have individual financial or operating goals for each location, nor for any other subset of the Company's operations. As such, the Company has determined it operates as one reportable segment.

Our CODM uses net income or loss to allocate resources and assess performance. The CODM regularly reviews the consolidated net income or loss to make strategic decisions, such as capital expenditure plan, production plan and manpower allocation.

	Years Ended December 31,
	2024	2023	2022
Revenue	$249,365	$217,646	$222,818
Cost of goods sold	(187,565)	(158,725)	(189,191)
Adjusted research and development	(53,383)	(34,483)	(34,899)
Adjusted sales and marketing	(15,805)	(9,959)	(8,857)
Adjusted general and admin	(41,037)	(37,118)	(34,547)
Other segment items	(138,308)	(33,409)	(21,721)
	)	)	)
Net loss	(186,733)	(56,048)	(66,397)

We exclude share-based compensation and related expense, certain legal expenses associated with litigation and other one-time expenses from adjusted research and development, adjusted sales and marketing and adjusted general and administrative expenses.

Other segment items include share-based compensation expense, interest expense, interest income, certain legal expenses associated with litigation and other one-time items.

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenues:
United States	$10,921	$30,798	$7,423
Taiwan	126,639	143,528	164,144
China	111,805	43,320	51,251
	$249,365	$217,646	$222,818

	As of December 31,
	2024	2023	2022
Long-lived assets:
United States	$71,867	$75,283	$80,048
Taiwan	57,907	47,668	50,777
China	107,624	91,050	93,888
	$237,398	$214,001	$224,713

The Company serves four primary markets, the internet data center, CATV, telecom and FTTH markets. Of the Company’s total revenues in 2024, the Company earned $148.5 million, or 59.5%, from the internet data center market, $87.7 million, or 35.2%, from the CATV market, $11.0 million, or 4.4%, from the telecom market and $2.1 million, or 0.9%, from the FTTH  and other markets. Of the Company’s total revenues in 2023, the Company earned $141.2 million, or 64.9%, from the internet data center market, $59.9 million, or 27.5%, from the CATV market, $13.8 million, or 6.4%, from the telecom market and $0.1 million, or 0.0%, from the FTTH market. Of the Company’s total revenues in 2022, the Company earned $118.2 million, or 53.0%, from the CATV market, $77.1 million, or 34.6%, from the internet data center market, $24.7 million, or 11.1%, from the telecom market and $0.1 million, or 0.0%, from the FTTH market.

NOTE S—EMPLOYEE BENEFIT PLANS

Employees of Global participate in a state-mandated social security program in China. Under this program, pension costs are recorded on the basis of required monthly contributions to employees’ individual accounts during their service periods. Under the regulations of the People’s Republic of China, Global is required to make fixed contributions to a fund, which is under the administration of the local labor departments. Pension expense for Global was $1.7 million, $1.7 million, and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Employees of Prime World’s Taiwan branch participate in a pension program under the Taiwan Labor Pension Act. Pension expense for the Prime World’s Taiwan branch was $0.5 million, $0.5 million, and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Arbitration filed by Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.

On September 12, 2023, the Company delivered notice of termination with respect to that certain Agreement for the Sale and Purchase of a New Company to be Established in Hong Kong Special Administrative Region of the People’s Republic of China (the “Purchase Agreement”), dated September 15, 2022, with Prime World International Holdings Ltd. (the “Seller”) and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the “Purchaser”), pursuant to which the Seller would divest its manufacturing facilities located in the People's Republic of China and certain assets related to its transceiver business and multichannel optical sub-assembly products for the internet data center, FTTH and telecom markets. The termination, in accordance with the terms of the Purchase Agreement, was a result of the Purchaser's failure to satisfy certain of its material obligations under the Purchase Agreement. In terminating the Purchase Agreement, we also asserted the right to recover a break-up fee from the Purchaser. On December 22, 2023, the Purchaser filed for arbitration in Hong Kong with the Hong Kong International Arbitration Centre (“HKIAC”) challenging the validity of our termination notice and seeking specific performance with respect to the transactions contemplated in the Purchase Agreement, which in any case remain subject to regulatory approvals. On January 22, 2024, the Company filed its response, generally denying the Purchaser’s allegations and asserting counterclaims for recovery of a break-up fee. This matter was settled on January 27, 2025, with the Company paying only its own legal fees and expenses.

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