Form 10-Q
period 2025-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2025-05-08
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of May 5, 2025, there were 55,544,354 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$51,144	$67,428
Restricted cash	15,667	11,705
Accounts receivable, net	171,101	116,801
Inventories	102,313	88,135
Prepaid expenses and other current assets	18,617	17,199
Total current assets	358,842	301,268
Property, plant and equipment, net	241,453	219,235
Land use rights, net	4,814	4,837
Operating right of use asset	9,216	9,646
Intangible assets, net	3,634	3,680
Other assets, net	26,709	8,366
TOTAL ASSETS	$644,668	$547,032
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$124,866	$104,969
Bank acceptance payable	23,992	19,259
Accrued liabilities	20,488	22,091
Current lease liability - operating	1,349	1,380
Current portion of notes payable and long-term debt	20,312	22,370
Total current liabilities	191,007	170,069
Non-current lease liability - operating	8,608	9,041
Long term debt	1,811	4,313
Convertible senior notes	134,229	134,497
TOTAL LIABILITIES	335,655	317,920
Commitments and contingencies
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock; 80,000 shares authorized at $0.001 par value; 53,212 and 49,393 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	53	49
Additional paid-in capital	772,738	683,462
Accumulated other comprehensive income	(2,755)	(2,548)
Accumulated deficit	(461,023)	(451,851)
TOTAL STOCKHOLDERS' EQUITY	309,013	229,112
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$644,668	$547,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Revenue, net	$99,859	$40,673
Cost of goods sold	69,315	33,082
Gross profit	30,544	7,591
Operating expenses
Research and development	17,810	11,712
Sales and marketing	5,357	3,798
General and administrative	16,314	13,727
Total operating expenses	39,481	29,237
Loss from operations	(8,937)	(21,646)
Other income (expense)
Interest income	224	260
Interest expense	(934)	(1,676)
Other income (expense)	475	(108)
Total other income (expense), net	(235)	(1,524)
Loss before income taxes	(9,172)	(23,170)
Income tax expense	—	—
Net loss	$(9,172)	$(23,170)
Net loss per share
Basic	$(0.18)	$(0.60)
Diluted	$(0.18)	$(0.60)

Weighted average shares used to compute net loss per share:
Basic	50,041	38,362
Diluted	50,041	38,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Net loss	$(9,172)	$(23,170)
Loss on foreign currency translation adjustment	(207)	(1,665)
Comprehensive loss	$(9,379)	$(24,835)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2025 and 2024

(Unaudited, in thousands, except for share amount)

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit	equity
Balance as of December 31, 2024	—	$—	49,393	$49	$683,462	$(2,548)	$(451,851)	$229,112
Issuance of restricted stock, net of shares withheld for employee tax	—	—	283	—	(1,686)	—	—	(1,686)
Share-based compensation	—	—	—	—	2,562	—	—	2,562
Public offering of common stock, net	—	—	3,536	4	71,662	—	—	71,666
Warrants contra revenue			—	—	16,738	—	—	16,738
Foreign currency translation adjustment	—	—	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	—	—	(9,172)	(9,172)
March 31, 2025	—	$—	53,212	$53	$772,738	$(2,755)	$(461,023)	$309,013

						Accumulated
	Preferred Stock		Common Stock		Additional	other
	Number		Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	earnings	equity
December 31, 2023	—	$—	38,148	$38	$478,972	$975	$(265,116)	$214,869
Issuance of restricted stock, net of shares withheld for employee tax	—	—	309	1	(1,011)	—	—	(1,010)
Share-based compensation	—	—	—	—	2,839	—	—	2,839
Public offering of common stock, net	—	—	270	—	3,826	—	—	3,826
Shares converted by Note Holder			2	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	—	—	(1,663)	(2)	(1,665)
Net loss	—	—	—	—	—	—	(23,170)	(23,170)
March 31, 2024	—	$—	38,729	$39	$484,663	$(688)	$(288,288)	$195,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Operating activities:
Net loss	$(9,172)	$(23,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of bad debt	-	(3)
Inventory reserve adjustment	1,872	1,607
Depreciation and amortization	5,725	4,995
Amortization of debt issuance costs and premium	296	315
Amortization of convertible notes premium	(508)	—
Gain (loss) on disposal of assets	8	1
Share-based compensation	2,562	2,839
Unrealized foreign exchange (gain)	250	424
Changes in operating assets and liabilities:
Accounts receivable, trade	(54,300)	(9,402)
Trade Notes receivable	—	(133)
Inventories	(16,194)	7,291
Other current assets	244	1,215
Operating right of use asset	314	296
Accounts payable	19,896	(9,253)
Accrued liabilities	(1,569)	(5,071)
Unearned revenue	—	(114)
Lease liability	(339)	(318)
Net cash used in operating activities	(50,915)	(28,481)
Investing activities:
Purchase of property, plant and equipment	(28,389)	(5,761)
Deposits and prepaid for equipment	(7,847)	(2,190)
Purchase of intangible assets	(65)	(121)
Net cash used in investing activities	(36,301)	(8,072)
Financing activities:
Principal payments of long-term debt and notes payable	(55)	(251)
Proceeds from line of credit borrowings	6,546	7,997
Repayments of line of credit borrowings	(11,143)	(7,027)
Proceeds from bank acceptance payable	23,865	10,175
Repayments of bank acceptance payable	(19,178)	(14,912)
Principal payment on long term debt	—	(214)
Payments of tax withholding on behalf of employees related to share-based compensation	(1,686)	(1,011)
Proceeds from common stock offering, net	71,665	3,826
Net cash provided by financing activities	70,014	(1,417)
Effect of exchange rate changes on cash	4,880	278
Net decrease in cash, cash equivalents and restricted cash	(12,322)	(37,692)
Cash, cash equivalents and restricted cash at beginning of period	79,133	55,097
Cash, cash equivalents and restricted cash at end of period	$66,811	$17,405
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$109	$55
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$809	$(622)
Net change in deposits and prepaid for equipment related to property and equipment additions	(864)	5
Non-cash operating and financing activities:
Warrant issued and vested to customer	$16,739	—

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

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. In the U.S., at its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components as well as certain of its data center transceivers and performs research and development activities for laser component and optical module products and certain data center transceiver products. In addition, the Company has a research and development facility in Duluth, Georgia. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. ("Prime World", incorporated in the British Virgin Islands). Prime World operates a branch in Taipei, Taiwan, which primarily manufactures certain of its data center transceivers and certain CATV systems and equipment and performs research and development activities for the transceiver products. Prime World is the parent of Global Technology, Inc. ("Global", incorporated in the People’s Republic of China). Through Global, the Company primarily manufactures certain of its data center transceiver products, including subassemblies, as well as CATV systems and equipment, and performs research and development activities for CATV and certain data center transceiver products.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2025, as compared to the significant accounting policies described in its 2024 Annual Report.

Recent Accounting Pronouncements

           There was no accounting pronouncement adopted in the first quarter of 2025.

Recent Accounting Pronouncements Yet to be Adopted

In  November 2024, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03 "Income Statement: Reporting Comprehensive Income/Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity's expenses. Upon adoption, we will be required to disclose in the notes a disaggregation of certain expense categories included within the expense captions of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028. The Company is currently evaluating the impact of the new standard will have on its financial statements and related disclosures.

In  December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after  December 15, 2024, with early adoption permitted.  ASU 2023-09 will be effective for the Company for the year ending December 31, 2025. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact the new standard will have on its annual financial statements and related disclosure.

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

Note 3.  Revenue Recognition

Disaggregation of Revenue

Revenue is classified based on the location where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Segment and Geographic Information."

Revenue is also classified by major product categories and is presented below (in thousands):

	Three months ended March 31,
		% of		% of
	2025	Revenue	2024	Revenue
CATV	$64,501	64.6%	$8,736	21.5%
Data Center	32,049	32.1%	28,986	71.2%
Telecom	2,937	2.9%	2,269	5.6%
FTTH	—	0.0%	—	0.0%
Other	372	0.4%	682	1.7%
Total Revenue	$99,859	100.0%	$40,673	100.0%

Unearned Revenue

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Unearned revenues solely relate to statement of work with Microsoft regarding contract prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet dates. Unearned revenue balance as of  March 31, 2025 and  December 31, 2024 were both zero. For the three months ended March 31, 2025 and 2024, revenue recognized from the unearned revenue balance was $0 and $0.1 million, respectively.

	Three months ended March 31,
	2025	2024
Unearned revenue, beginning of period	$—	$1,803
Additional unearned revenue	—	—
Revenue recognized	—	114
Unearned revenue, end of period	$—	$1,689

Customer Warrant

On March 13, 2025, the Company issued a warrant (the "Customer Warrant") to a wholly-owned subsidiary of Amazon.com, Inc. ("Warrantholder") to purchase up to an aggregate of 7,945,399 shares of the Company's common stock ("Warrant Shares") at an exercise price of $23.6956 per share. The Customer Warrant has a contractual term of 10 years. At the time of the issuance, the Customer Warrant is exercisable to purchase 1,324,233 Warrant Shares. The remaining 6,621,166 Warrant Shares may vest over the next 10 years, dependent on aggregate purchases by or on behalf of Amazon and its affiliates of $4 billion of the Company's products over this time period. The Company accounts for the Customer Warrant as an equity classified share-based consideration to a customer and will recognize the grant-date fair value of the Customer Warrant as a reduction of revenue from Amazon as the related goods or services are transferred. As of March 13, 2025, the Company recorded other current asset of $1.7 million and other noncurrent asset of $15.1 million, representing the aggregate grant-date fair value of 1,324,233 Warrant Shares vested at the issuance. The grant date fair value of the Customer Warrant was determined to be $12.64 per share, using the Black-Scholes-Merton option pricing model.

The per share grant date fair value of the Customer Warrant was estimated using the following assumptions:

At Grant Date
Expected volatility	80.00%
Weighted-average expected term (in years)	10
Risk-free interest rate	4.23%
Dividend yield	—%
Fair value per ordinary share at grant date	$15.87

Note 4.  Leases

The Company leases space under non-cancellable operating leases for manufacturing facilities, research and development offices and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle under operating leases. The Company determines if an arrangement is or contains a lease at contract inception. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of the ROU asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancellable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities

On  October 7, 2024, Prime World International Holdings Ltd. (“Prime World”), a wholly owned subsidiary of Applied Optoelectronics, Inc., entered into a Land and Building Lease Agreement (the “Lease Agreement”) with San Ho Enterprise Co., Ltd. (the “Lessor”), under which Prime World will lease approximately 3,537 square meters of two adjoining parcels of land, in New Taipei City. The lease also includes a building on these parcels, totaling approximately 3,406 square meters. The lease term is for fifteen years, commencing on  December 1, 2024, and ending on  November 30, 2039. A two-month renovation period from  October 1 to  November 30, 2024,  preceded the lease term, during which no rent was be charged by the Lessor. During the lease term, the monthly rent will increase by three percent (3%) every three years.

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

Lease expense is included under general and administrative expenses and was $0.6 million, and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease expense	$434	$238
Short Term lease expense	140	11
Total lease expense	$574	$249

Maturities of lease liabilities are as follows for the future one-year periods ending  March 31, 2025 (in thousands):

Fiscal years:	Operating
2025 (remaining 9 months)	$1,261
2026	1,485
2027	1,477
2028	1,493
2029	911
2030 and thereafter	5,066
Total lease payments	11,693
Less imputed interest	(1,736)
Present value	$9,957

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Three months ended March 31,
	2025	2024
Weighted Average Remaining Lease Term (Years) - operating leases	10.60	4.81
Weighted Average Discount Rate - operating leases	3.10%	3.13%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$491	$324

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$51,144	$67,428
Restricted cash	15,667	11,705
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$66,811	$79,133

Restricted cash includes guarantee deposits for customs duties, a China government subsidy fund, and deposits as collateral in order to secure bank acceptance notes issued to vendors. As of  March 31, 2025 and  December 31, 2024, there were $12.2 million and $8.5 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, as of  March 31, 2025 and  December 31, 2024 certificates of deposit associated with credit facilities with a bank in China were both $2.5 million. There were $0.9 million and $0.7 million guarantee deposits for customs duties as of  March 31, 2025 and  December 31, 2024 respectively.

Note 6.  Earnings (Loss) Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options, restricted stock units and senior convertible notes outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive. Therefore, basic and diluted loss per share are the same. On March 13, 2025, the Company issued 7,945,399 stock warrants to a subsidiary of Amazon, and 1,324,233 warrants have been vested upon signing the warrant agreement. Because the Warrants were out of money as of March 31, 2025, they are not considered dilutive instruments.

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(9,172)	$(23,170)
Denominator:
Weighted average shares used to compute net loss per share
Basic	50,041	38,362
Diluted	50,041	38,362
Net loss per share
Basic	$(0.18)	$(0.60)
Diluted	$(0.18)	$(0.60)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended March 31,
	2025	2024
Restricted stock units	2,796	3,128
Shares for convertible senior notes	3,116	5,264
Total antidilutive shares	5,912	8,392

Note 7.  Inventories

Inventories, net of inventory write-downs, consist of the following for the periods indicated (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$58,287	$50,379
Work in process and sub-assemblies	45,921	35,716
Finished goods	14,701	17,291
Allowance for inventory	(16,596)	(15,251)
Total inventories	$102,313	$88,135

For the three months ended March 31, 2025 and 2024, the inventory reserve adjustment expensed for inventory was $1.9 million and $1.6 million, respectively.

For the three months ended March 31, 2025 and 2024, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were both $0.9 million.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2025	December 31, 2024
Land improvements	$806	$806
Buildings and improvements	120,088	118,648
Machinery and equipment	296,966	275,617
Furniture and fixtures	5,293	5,150
Computer equipment and software	13,802	13,369
Transportation equipment	643	647
	437,598	414,237
Less accumulated depreciation	(209,085)	(204,500)
	228,513	209,737
Construction in progress	11,839	8,397
Land	1,101	1,101
Total property, plant and equipment, net	$241,453	$219,235

For the three months ended March 31, 2025 and 2024, the depreciation expense of property, plant and equipment was $5.6 million and $4.9 million, respectively.

As of March 31, 2025, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2025
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,920	$(6,448)	$3,472
Trademarks	225	(63)	162
Total intangible assets	$10,145	$(6,511)	$3,634

	December 31, 2024
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,873	$(6,355)	$3,518
Trademarks	218	(56)	162
Total intangible assets	$10,091	$(6,411)	$3,680

For the three months ended March 31, 2025 and 2024, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.2 million and $0.1 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 9 years.

On March 31, 2025, future amortization expenses for intangible assets for future periods are estimated to be (in thousands):

2025 (remaining 9 months)	$323
2026	430
2027	430
2028	430
2029	430
2030 and thereafter	1,591
$3,634

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

The Company's accounts receivable was $171.1 million as of March 31, 2025. Of this amount, $136.2 million was due from DigiComm International Inc. For the three months ended March 31, 2025 and 2024, our top ten customers represented 97% and 92% of our revenue, respectively.

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of  March 31, 2025 was $102.9 million and $134.2 million, respectively. As of December 31, 2024, the fair value and carrying amount of our convertible senior notes were $148.6 million and $134.5 million, respectively. The fair value is based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2025	December 31, 2024
Revolving line of credit with a China bank up to $24.3 million with interest between 4.00% to 4.35%, maturing May 24, 2029	$13,485	$13,466
Credit facility with a China bank up to $28.5 million with interest between 3.10% and 4.35%, maturing June 6, 2027	8,638	13,216
Total	22,123	26,682
Less current portion	(20,312)	(22,369)
Non-current portion	$1,811	$4,313

Bank Acceptance Notes Payable	March 31, 2025	December 31, 2024
Bank acceptance notes issued to vendors with a zero handling fees	$23,992	$19,260

The current portion of long-term debt is the amount payable within one year of the balance sheet date of March 31, 2025.

Maturities of long-term debt are as follows for the future one-year periods ending  March 31, 2025 (in thousands):

Within one year	$20,312
Beyond one year	1,811
Total outstanding	$22,123

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

On May 24, 2024, Global renewed the SPD Credit Line for a five-year revolving credit line, totaling 170,000,000 RMB (the “Renewed SPD Credit Line”) or approximately $23.9 million at that time, and Global also entered into a mortgage contract security agreement, with SPD. Global may draw upon the Renewed SPD Credit Line on an as-needed basis between May 24, 2024 and May 24, 2029. As of March 31, 2025, $13.5 million was outstanding under the Renewed SPD Credit Line and the outstanding balance of bank acceptance notes issued to vendors was zero.

On June 7, 2022, the Company's China Subsidiary, Global, entered a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million at that time. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (the "¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. On December 21, 2023, Global entered into an asset pool business cooperation agreement ("Asset Pool Agreement") and an asset pool pledge contract (the "Pledge Contract") (referred to collectively as the Pledge Asset Line"), with CZB, which supplements the existing ¥200M Credit Facility. The Pledge Asset Line does not constitute a new credit line or an increase to the existing credit limits. Global may draw upon the Pledge Asset Line between December 21, 2023 and December 21, 2025 (the "Asset Pool Period"). During the Asset Pool Period, Global may request to draw upon the Pledge Asset Line on an as-needed bases; however, amount of available credit under the Pledge Asset Line and approval of each draw may be reduced or declined by CZB due to changes in Chinese government regulations and/or changes in Global's financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global's obligations under the Pledge Asset Line will be secured by certain financial assets, including but not limited to, deposit receipts, domestic accounts receivable and electronic commercial paper. As of March 31, 2025, $8.6 million was outstanding under the ¥200M Credit Facility, and the outstanding balance of bank acceptance notes issued to vendors was $24.0 million.

As of  March 31, 2025 and December 31, 2024, the Company had $29.4 million and $24.8 million of unused borrowing capacity, respectively.

As of  March 31, 2025 and December 31, 2024, there was $12.2 million and $8.5 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the 2026 Notes and the 2030 Notes for the periods indicated (in thousands):

	March 31,	December 31,
	2025	2024
2026 Notes
Principal	$3,500	$3,500
Unamortized debt issuance costs	—	(83)
Net carrying amount	3,500	3,417
2030 Notes
Principal	125,000	125,000
Premium upon issuance	9,908	10,416
Unamortized debt issuance costs	(4,179)	(4,336)
Net carrying amount	130,729	131,080
Total net carrying amount	$134,229	$134,497

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

Calling any 2030 Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that 2030 Note, in which case the conversion rate applicable to the conversion of that 2030 Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

The following table sets forth interest expense information related to the 2026 Notes and 2030 Notes (in thousands):

	Three months ended March 31,
	2025	2024
Contractual interest expense	$397	$1,059
Amortization of debt issuance costs	296	350
Total interest cost	$693	$1,409
Effective interest rate	1.0%	5.3%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll	$10,038	$13,136
Accrued employee benefits	4,387	4,014
Accrued state and local taxes	918	824
Accrued interest	996	114
Accrued shipping and tariff expenses	1,533	803
Advanced payments	185	188
Accrued commission expenses	912	768
Accrued professional fees	309	406
Accrued product warranty	319	277
Accrued other	891	1,561
Total accrued liabilities	$20,488	$22,091

Note 14.  Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024
Loss on disposal of assets	$(8)	$(1)
Government subsidy income	182	48
Foreign Exchange Gain (Loss)	272	(240)
Other non-operating gain	29	85
Total other income (expenses) , net	$475	$(108)

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2013 Equity Incentive Plan ("2013 Plan")
●	the 2021 Equity Incentive Plan ("2021 Plan")
●	the 2023 Equity Inducement Plan ("Inducement Plan")

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

Performance Based Incentive Plan

Starting in 2021, certain senior executives were granted performance stock units ("PSUs") under our Amended and Restated 2021 Equity Incentive Plan ("2021 Plan"), which generally vest over a three-year period subject to achievement of certain pre-established performance metrics. The number of shares of common stock that would ultimately be issued to settle PSUs granted ranged from 0% to 200% of the target number of shares granted. We estimate the fair value of the PSUs on the date of grant using a Monte Carlo simulation model, with stock-based compensation expense recognized ratably over the applicable three-year performance period. The Company recognized stock-based compensation expense for the PSUs for the three months ended  March 31, 2025 and 2024 of $0.9 million and $1.0 million, respectively.

The following is a summary of PSU activity for the three months ended March 31, 2025:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding, January 1, 2025	1,447	—	$7.82	$53,347
Granted	—	—	—	—
Released	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Outstanding, March 31, 2025	1,447	—	7.82	22,216
Vested and expected to vest	1,447	—	$7.82	22,216

As of March 31, 2025, there was $4.8 million of unrecognized stock-based compensation expense related to outstanding PSUs, which expense is expected to be recognized over 1.5 years.

Restricted Stock Units

The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding, January 1, 2025	2,231	—	$6.04	$82,243
Granted	7	—	27.04	184
Released	(339)	28.61	6.47	9,714
Cancelled/Forfeited	(1)	—	3.95	8
Outstanding, March 31, 2025	1,898	—	6.04	29,134
Vested and expected to vest	1,898	—	$6.04	$29,134

As of March 31, 2025, there was $10.2 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.3 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2025	2024
Share-based compensation - by expense types
Cost of goods sold	$83	$102
Research and development	276	280
Sales and marketing	323	285
General and administrative	1,880	2,172
Total share-based compensation expense	$2,562	$2,839

Note 16.  Income Taxes

For the three months ended March 31, 2025 and 2024, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at  March 31, 2025 was appropriate.

Note 17. Segment and Geographic Information

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

	Three months ended March 31,
	2025	2024
Revenues	$99,859	$40,673
Cost of goods sold	69,232	33,082
Adjusted research and development	17,535	11,429
Adjusted sales and marketing	5,034	3,512
Adjusted general and administrative	12,888	9,884
Other segment items	4,342	5,936
Total	$(9,172)	$(23,170)

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise property, plant, equipment, land use rights, right of use assets and intangible assets (in thousands):

	Three months ended March 31,
	2025	2024
Revenues:
United States	$1,150	$2,710
Taiwan	70,881	24,703
China	27,828	13,260
Total	$99,859	$40,673

	March 31,	December 31,
	2025	2024
Long-lived assets:
United States	$71,217	$71,867
Taiwan	66,885	57,907
China	121,016	107,624
Total	$259,118	$237,398

Note 18.  Contingencies

Litigation

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

Other Contingencies

On  August 9, 2021, the Company received a Taxes Notification of Audit Result ("Notice") from the Texas Comptroller’s Office (the "Comptroller"), for fiscal years between 2016 and 2019, informing the Company that the Comptroller believes the Company did not qualify for certain sales and use tax exemptions on various Research and Development purchases and accordingly the Company is liable for Sale and Use Tax in the amount of approximately $1.0 million including interest charges. The Company paid $0.4 million for the tax notice in May 2021, but challenged the remaining tax assessments and vigorously defended its position. The Comptroller’s office exhausted its redetermination period and therefore moved the Company’s case to the hearing process. No hearing date has yet been scheduled, and as a result the Company is not able to determine the outcome of this sales tax dispute or the likelihood or amount of the Company’s loss, if any, arising from this matter.

Note 19.  Subsequent Events

None.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in our Annual Report. References to "Applied Optoelectronics," “we," "our" and "us" are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Part II —Item 1A. Risk Factors" provided below, those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2024 and subsequent Quarterly Reports on Form 10-Q, and geopolitical tensions and conflicts, including with respect to international trade policies in areas such as tariffs and export controls. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. Within the internet data center market, we benefit from the increasing use of higher-capacity optical networking technology as a replacement for older, lower-speed optical interconnects, particularly as speeds reach 800 Gbps and above, as well as the movement to open internet data center architectures and the increasing use of in-house equipment design among leading internet companies. Within the CATV market, we benefit from a number of ongoing trends including the move to higher bandwidth networks among CATV service providers, especially the desire by CATV multiple system operators ("MSOs") to increase the return-path bandwidth available to offer to their customers. In the FTTH market, we benefit from continuing Passive Optical Networks ("PON") deployments and system updates among telecom service providers. In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators, including 5G networks.

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and greater control over product quality and manufacturing costs. We design, manufacture and integrate our own analog and digital lasers using a proprietary Molecular Beam Epitaxy ("MBE"), and Metal Organic Chemical Vapor Deposition ("MOCVD") alternative processes for the fabrication of lasers. We believe the use of both processes, and our knowledge of how to combine these processes with others to fabricate lasers is unique in our industry. We manufacture the majority of the laser chips and optical components that are used in our products. The lasers we manufacture are tested extensively to enable reliable operation over time and our devices are often highly tolerant of changes in temperature and humidity, making them well-suited to the CATV, FTTH and 5G telecom markets where networking equipment is often installed outdoors. All of our laser chips are manufactured in our facility in Sugar Land, Texas. We believe that our domestic production capacity for these devices gives us a competitive advantage over many of our competitors, as we believe that many of our customers prefer to source key components from suppliers who have domestic manufacturing capacity.

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations, and we have an additional research and development facility in Duluth, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD processes), transceivers for the internet data center market, subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. Additionally, in our Taiwan location, we manufacture transceivers for the internet data center, telecom, FTTH and other markets. We also manufacture CATV outdoor equipment including amplifiers. In our China facility, we do certain assembly operations on various products, including some optical subassemblies and transceivers for the CATV transmitters (at the headend), some CATV outdoor equipment and transceivers for our internet data center market. The extent of the assembly operations in our China facility do not always establish the country of origin for these products as China for U.S. tariff purposes. Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2015. Our facilities in Ningbo, China, Taipei, Taiwan, and Sugar Land, Texas are all certified to ISO 14001:2015.

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

Trends and Other Matters Affecting Our Business

In early 2025, the U.S. Presidential administration implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. As of April 2025, certain tariffs and retaliatory tariffs have been delayed, but a number of the new tariffs remain in effect, including significant tariffs and trade sanctions between the United States and China. Tariffs, trade restrictions and retaliatory measures could result in revenue reduction, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows.

Consistent with our strategy, we are optimizing operations and facilities and taking measures to contain costs to reduce the impact from tariffs. We are actively monitoring the tariff developments and analyzing the potential impacts on our business, cost structure, supply chain and broader economic environment. We are also working closely with our strategic suppliers to manage the potential impacts. While these developments have not had a material impact on our financial condition or results of operations to date, due to their evolving nature, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future but those impacts could be material.

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended March 31,
	2025		2024
Revenue, net	$99,859	100.0%	$40,673	100.0%
Cost of goods sold	69,315	69.4%	33,082	81.3%
Gross profit	30,544	30.6%	7,591	18.7%
Operating expenses
Research and development	17,810	17.8%	11,712	28.8%
Sales and marketing	5,357	5.4%	3,798	9.3%
General and administrative	16,314	16.3%	13,727	33.8%
Total operating expenses	39,481	39.5%	29,237	71.9%
Loss from operations	(8,937)	(8.9)%	(21,646)	(53.2)%
Other income (expense)
Interest income	224	0.2%	260	0.6%
Interest expense	(934)	(0.9)%	(1,676)	(4.1)%
Other income, net	475	0.5%	(108)	(0.3)%
Total other income (expense), net	(235)	(0.2)%	(1,524)	(3.8)%
Loss before income taxes	(9,172)	(9.2)%	(23,170)	(57.0)%
Income tax expense	—	—	—	—%
Net loss	$(9,172)	(9.2)%	$(23,170)	(57.0)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three months ended March 31,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Data Center	$32,049	32.1%	$28,986	71.3%	$3,063	10.6%
CATV	64,501	64.6%	8,736	21.5%	55,765	638.3%
Telecom	2,937	2.9%	2,269	5.5%	668	29.4%
FTTH	—	—%	—	—%	—	—%
Other	372	0.4%	682	1.7%	(310)	(45.5)%
Total Revenue	$99,859	100.0%	$40,673	100.0%	$59,186	145.5%

The changes in revenue during the three months ended March 31, 2025 and 2024 were primarily due to increased demand from customers.

               We continue to see increased orders for our 100G data center products from several large customers. Based on forecasts from our customers, we expect increased demand for these products through the end of 2025. We entered into a supply agreement with Microsoft to design certain data center goods and to build a supply chain to manufacture, assemble, sell and ship the goods to them or an authorized purchasing entity. The initial term of the agreement is five years with automatic renewal unless terminated earlier.

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

Our first quarter CATV revenue increased $55.8 million, or 638.3% compared to the first quarter of 2024 due to the recovery in market demand for our products, which is being driven by the beginning of a major network upgrade project by a major North American MSO customer.

For the three months ended March 31, 2025 and 2024, our top ten customers represented 97% and 92% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended March 31,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$69,315	69.4%	$33,082	81.3%	$36,233	109.5%
Gross profit	30,544	30.6%	7,591	18.7%	22,953	302.4%

Cost of goods sold increased by $36.2 million or 109.5% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in cost of goods sold was due to increased revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Gross profit increased by $23.0 million or 302.4% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to higher sales on our high gross margin products and ongoing efforts to reduce production costs.

Operating expenses

	Three months ended March 31,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$17,810	17.8%	$11,712	28.8%	$6,098	52.1%
Sales and marketing	5,357	5.4%	3,798	9.3%	1,559	41.0%
General and administrative	16,314	16.3%	13,727	33.8%	2,587	18.8%
Total operating expenses	$39,481	39.5%	$29,237	71.9%	$10,244	35.0%

Research and development expense

Research and development expense increased by $6.1 million, or 52.1% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increases were primarily due to increased personnel-related expense and increased R&D related project costs. The increases in R&D expenses were driven by customer demands for new products as well as acceleration of previously-planned project expenditures which were necessary to accommodate accelerated demand projections for these products from certain customers.

Sales and marketing expense

Sales and marketing expense increased by $1.6 million, or 41.0%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increases were primarily due to the increased business development effort in our CATV and data center businesses along with higher shipping costs.

General and administrative expense

General and administrative expense increased by $2.6 million, or 18.8% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to increased personnel-related expense and increased consulting fees for our ongoing enterprise resource planning ("ERP") system upgrade.

Other income (expense), net

	Three months ended March 31,				Change
	2025		2024
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$224	0.2%	$260	0.6%	$(36)	(13.8)%
Interest expense	(934)	(0.9)%	(1,676)	(4.1)%	742	(44.3)%
Other income (expense), net	475	0.5%	(108)	(0.3)%	583	(539.8)%
Total other income (expense), net	$(235)	(0.2)%	$(1,524)	(3.8)%	$1,289	(84.6)%

Interest income decreased by $36 thousand, or 13.8% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to lower saving balances in the first quarter of 2025.

Interest expense decreased by $0.7 million, or 44.3% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to the lower effective interest rate for our 2030 Notes.

Other income (expenses) increased by $0.6 million, or 535.8% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was mainly due to the increased government subsidy income and positive foreign exchange impact.

Benefit (provision) for income taxes

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 0%. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted.  Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States.  On August 16, 2022, the Inflation Reduction Act ("IRA") was also signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax ("Corporate AMT") for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. To the extent that we make investments in expanding manufacturing in our semiconductor fabrication facility in Texas, we believe that the CHIPS Act would provide a refundable tax credit for certain equipment and facilities upgrades. We made significant such investments in the three months ended March 31, 2025, but we intend to continue to evaluate future investments for applicability to the tax credit provisions of the CHIPS Act.

Comprehensive Loss

	Three months ended March 31,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(9,172)	(9.2)%	$(23,170)	(57.0)%	$13,998	(60.4)%
Loss on foreign currency translation adjustment	(207)	(0.2)%	(1,665)	(4.1)%	1,458	(87.6)%
Comprehensive loss	$(9,379)	(9.4)%	$(24,835)	(61.1)%	$15,456	(62.2)%

Comprehensive loss decreased by $15.5 million, or 62.2%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

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

Liquidity and Capital Resources

As of March 31, 2025, we had $29.4 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2025, our cash, cash equivalents and restricted cash totaled $66.8 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

ATM Offerings

On December 18, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (Registration File No. 333-283905) (the "Automatic Shelf Registration Statement") with the U.S. Securities and Exchange Commission, which became effective immediately upon filing.

On February 28, 2025, we entered into an Equity Distribution Agreement (the "Agreement") with Raymond James & Associates (the "Sales Agent") pursuant to which the Company could issue and sell shares of the Company’s common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $100 million (the "ATM Offering"), from time to time through the Sales Agent. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales of the Shares were made through the Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agent. In the placement notice, the Company would designate the maximum number of Shares to be sold through the Sales Agent, the time period during which sales were requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that could be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agent would use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice.

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

The details of the shares of common stock sold through the ATM Offering as of the end of March 31, 2025 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc.	March 2025	3,535,650	$20.71	$73,219	$1,464	$71,755
Total		3,535,650		$73,219	$1,464	$71,755

On April 8, 2025, the Company completed the ATM Offering and sold approximately 5.7 million shares at a weighted average price of $17.71 per share, providing proceeds of approximately $98 million, net of expenses and underwriting discounts and commissions.

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

Operating activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(50,915)	$(28,481)
Net cash (used in) investing activities	(36,301)	(8,072)
Net cash provided by (used in) financing activities	70,015	(1,417)
Effect of exchange rates on cash and cash equivalents	4,880	278
Net decrease in cash and cash equivalents	$(12,321)	$(37,692)

For the three months ended March 31, 2025, net cash used in operating activities was $50.9 million. Net cash used in operating activities consisted of our net loss of $9.2 million after exclusion of non-cash items of $10.2 million. Cash decreased due to accounts receivable increase of $54.3 million and inventory increase of $16.2 million, partially offset by accounts payable increase of $19.9 million.

Investing activities

For the three months ended March 31, 2025, net cash used in investing activities was $36.3 million, mainly for the purchase of additional plant, machinery and equipment.

Financing activities

For the three months ended March 31, 2025, net cash provided by financing activities was $70.0 million. This increase was due to the net proceeds of $71.7 million from the ATM Offering,  partially offset by tax payments related share-based compensation of $1.7 million.

Loans and commitments

Currently, in the U.S., we do not have a bank loan agreement with any U.S. financial institution. However, we may explore lending opportunities in the U.S. in the future. In China, we have lending arrangements with two financial institutions. As of March 31, 2025, we were in compliance with the covenants in the lending arrangements. As of March 31, 2025, we had $29.4 million of unused borrowing capacity.

On December 5, 2023, we issued $80.2 million of 5.25% convertible senior notes due in 2026. The 2026 Notes mature on December 5, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. As of March 31, 2025, the outstanding principal amount remaining on the 2026 Notes is $3.5 million.

On December 23, 2024, the Company issued $125.0 million of 2.75% convertible senior notes due 2030. The 2030 Notes will mature on January 15, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms.

See Note 11 "Notes Payable and Long-term Debt" and Note 12 "Convertible Senior Notes" of our Condensed Consolidated Financial Statements for a description of our notes payable and long-term debt and convertible senior notes.

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of March 31, 2025, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in full service in the year 2025 after the construction is completed for the building interior work. Property has been transferred from construction in progress to building and improvement in 2024.

Warrants

On March 13, 2025, we issued a warrant (the "Customer Warrant") to an Amazon affiliate (“Warrant Holder”) to purchase up to an aggregate of 7,945,399 shares of the Company's common stock ("Warrant Shares") at an exercise price of $23.6956 per share. The Customer Warrant has a contractual term of 10 years. At the time of issuance, the Customer Warrant is exercisable to purchase 1,324,233 Warrant Shares. The remaining 6,621,166 Warrant Shares may vest over the next 10 years, dependent on aggregate purchases by Amazon of $4 billion of our products over this time period.

Future liquidity needs

We had cash, cash equivalents and restricted cash of $66.8 million as of March 31, 2025, a decrease of approximately $12.3 million compared to December 31, 2024. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory in Taiwan or U.S., changes in our manufacturing capacity and the continuing market acceptance of our products.

As of March 31, 2025, we had a total loan balance (excluding convertible notes) of $22.1 million from various lenders in China and had $29.4 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board may authorize issuance of additional common stock under an at-the-market offering in the future (see the discussion of "Liquidity and Capital Resources" in Item 2).

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

Contractual Obligations and Commitments

Please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a complete discussion of its contractual obligations and commitments.

Inflation

The annual inflation rate in the US came down to 2.9% in 2024, compared to 3.4% in 2023. Even though inflation has slowed from the peak, it remained well above the Federal Reserve's objective of 2%. The annual inflation rate in Taiwan came down to 2.1% in 2024 from 2.7% in 2023. The cost of inflation was reflected in increases in shipping costs, labor rates, and in costs of some raw materials. We believe these decreases are related to the supply chain pressure easing and decreasing commodity prices, however the labor market is still tight, and the wage pressure is still high. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results. We do not believe that inflation had a material impact on our business, financial condition, or results of operations during the three months ended March 31, 2025. However, there is no guarantee that we may increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability.

Critical Accounting Policies and Estimates

In our Annual Report for the year ended December 31, 2024 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for credit losses, inventory reserves, impairment of long-lived assets, service and product warranties, share based compensation expense, estimated useful lives of property and equipment, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the fiscal year ended December 31, 2024. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2024.

We are affected by changes in currency exchange and interest rates. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed an evaluation of these risks to our financial positions as of December 31, 2024, and updated that analysis as of March 31, 2025, to determine whether material changes in market risks pertaining to currency and interest rates have occurred as a result of the changes in international trade policies, including tariffs and export controls. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A, in our 2024 Form 10-K. Risks related to changes in international trade policies, including tariffs and export controls, particularly those involving the United States and China are described under “Risk Factors.”

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024 for a detailed discussion of the risk factors affecting our Company. As of March 31, 2025, there have been no material changes to those risk factors, except as described below.

In recent months, the United States and its trading partners have imposed, expanded and revised a wide range of tariffs, reciprocal tariffs, and other trade restrictions—often with minimal notice—disrupting global trade and affecting a wide spectrum of raw materials, components, and finished goods. U.S.-China trade tensions, in particular, have intensified, resulting in elevated tariff rates and signaling the potential for further measures, including those targeting the semiconductor sector.

The continuation, escalation, or expansion of tariffs and other trade barriers—as well as heightened geopolitical tensions and increased uncertainty regarding global trade and regulatory policy, particularly involving the United States and China—could adversely affect our business both directly and indirectly, including through impacts on consumer and business confidence, currency and interest rate volatility, commodity and equity markets, inflation, financing conditions, and broader international economic relations. These developments could materially and adversely affect our revenue, operations, financial condition, cost structure, competitiveness, supply chain logistics, product pricing and demand, and profitability, and could also amplify other risks described in our 2024 Form 10-K.

Although we seek to mitigate the effects of these challenges through pricing adjustments, supply chain diversification, and operational efficiencies, we may not be able to fully offset increased costs or secure timely alternative sources. In addition, customers may resist price increases or seek alternative suppliers, which could adversely affect our sales volumes.

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (such terms are defined in Item 408 of Regulation S-K).

Item 6.   Exhibits

See Exhibit Index.

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.2*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

3.3*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.4*	Amendment No. 1 to the Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2025).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

4.2*	Indenture, dated as of December 5, 2023 between Applied Optoelectronics, Inc. and Computershare Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.3*	Form of Note representing the Company’s 5.25% Convertible Senior Notes due 2026 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.4*	First Supplemental Indenture, dated as of December 5, 2023, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as trustee (included as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.5*	Indenture, dated as of December 23, 2024 between Applied Optoelectronics, Inc. and Computershare Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.6*	Form of Note representing the Company’s 2.75% Convertible Senior Notes due 2030 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.7*	First Supplemental Indenture, dated as of December 23, 2024, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as trustee (included as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.8*	Warrant to Purchase Common Stock of Applied Optoelectronics, Inc. by and between Applied Optoelectronics, Inc. and Amazon.com NV Investment Holdings LLC, dated as of March 13, 2025 (included as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2025).

10.1*	Transaction Agreement by and between Applied Optoelectronics, Inc. and Amazon.com., Inc., dated as of March 13, 2025 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2025).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: May 8, 2025	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)