Form 10-Q
period 2025-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2025-08-07
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of August 5, 2025, there were 62,353,846 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$64,699	$67,428
Restricted cash	22,496	11,705
Accounts receivable, net	211,452	116,801
Inventories, net	138,867	88,135
Prepaid expenses and other current assets	20,824	17,199
Total current assets	458,338	301,268
Property, plant and equipment, net	269,386	219,235
Land use rights, net	4,798	4,837
Operating right of use assets	22,106	9,646
Intangible assets, net	3,639	3,680
Other assets, net	38,583	8,366
TOTAL ASSETS	$796,850	$547,032
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$132,962	$104,969
Bank acceptance payable	32,107	19,259
Accrued liabilities	27,686	22,091
Current lease liabilities - operating	1,905	1,380
Current portion of notes payable and long-term debt	22,183	22,370
Total current liabilities	216,843	170,069
Non-current lease liabilities - operating	21,090	9,041
Long term debt	-	4,313
Convertible senior notes	133,936	134,497
TOTAL LIABILITIES	371,869	317,920
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock; 120,000 and 80,000 shares authorized at $0.001 par value; 61,890 and 49,393 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	62	49
Additional paid-in capital	893,927	683,462
Accumulated other comprehensive income	1,113	(2,548)
Accumulated deficit	(470,121)	(451,851)
TOTAL STOCKHOLDERS' EQUITY	424,981	229,112
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$796,850	$547,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue, net	$102,952	$43,270	$202,811	$83,943
Cost of goods sold	71,790	33,708	141,105	66,790
Gross profit	31,162	9,562	61,706	17,153
Operating expenses
Research and development	20,612	13,078	38,422	24,790
Sales and marketing	8,135	5,910	13,492	9,707
General and administrative	18,391	16,818	34,706	30,545
Total operating expenses	47,138	35,806	86,620	65,042
Loss from operations	(15,976)	(26,244)	(24,914)	(47,889)
Other income (expense)
Interest income	286	93	511	353
Interest expense	(818)	(1,693)	(1,752)	(3,369)
Other income (expense)	7,410	1,729	7,885	1,620
Total other income (expense), net	6,878	129	6,644	(1,396)
Loss before income taxes	(9,098)	(26,115)	(18,270)	(49,285)
Income tax expense	—	—	—	—
Net loss	$(9,098)	$(26,115)	$(18,270)	$(49,285)
Net loss per share
Basic	$(0.16)	$(0.66)	$(0.34)	$(1.27)
Diluted	$(0.16)	$(0.66)	$(0.34)	$(1.27)

Weighted average shares used to compute net loss per share:
Basic	56,772	39,365	53,426	38,864
Diluted	56,772	39,365	53,426	38,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(9,098)	$(26,115)	$(18,270)	$(49,285)
Gain (Loss) on foreign currency translation adjustment	3,868	(843)	3,661	(2,506)
Comprehensive loss	$(5,230)	$(26,958)	$(14,609)	$(51,791)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months ended June 30, 2025 and 2024

(Unaudited, in thousands, except for share amount)

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2025	53,212	$53	$772,738	$(2,755)	$(461,023)	$309,013
Issuance of restricted stock, net of shares withheld for employee tax	842	1	(6,116)	—	—	(6,115)
Share-based compensation	—	—	3,164	—	—	3,164
Public offering of common stock, net	7,836	8	124,097	—	—	124,105
Warrants contra revenue	—	—	44	—	—	44
Foreign currency translation adjustment	—	—	—	3,868	—	3,868
Net loss	—	—	—	—	(9,098)	(9,098)
June 30, 2025	61,890	$62	$893,927	$1,113	$(470,121)	$424,981

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2024	38,729	$39	$484,663	$(688)	$(288,288)	$195,726
Issuance of restricted stock, net of shares withheld for employee tax	437	1	(1,662)	—	—	(1,661)
Share-based compensation	—	—	3,267	—	—	3,267
Public offering of common stock, net	1,479	1	16,119	—	—	16,120
Foreign currency translation adjustment	—	—	—	(843)	—	(843)
Net loss	—	—	—	—	(26,115)	(26,115)
June 30, 2024	40,645	$41	$502,387	$(1,531)	$(314,403)	$186,494

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2024	49,393	$49	$683,462	$(2,548)	$(451,851)	$229,112
Issuance of restricted stock, net of shares withheld for employee tax	1,125	1	(7,802)	—	—	(7,801)
Share-based compensation	—	—	5,726	—	—	5,726
Public offering of common stock, net	11,372	12	195,758	—	—	195,770
Warrants contra revenue	—	—	16,783	—	—	16,783
Foreign currency translation adjustment	—	—	—	3,661	—	3,661
Net loss	—	—	—	—	(18,270)	(18,270)
June 30, 2025	61,890	$62	$893,927	$1,113	$(470,121)	$424,981

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	capital	gain (loss)	earnings	equity
December 31, 2023	38,148	$38	$478,972	$975	$(265,116)	$214,869
Stock options exercised, net of shares withheld for employee tax	—	—	(2)	—	—	(2)
Issuance of restricted stock, net of shares withheld for employee tax	746	1	(2,671)	—	—	(2,670)
Share-based compensation	—	—	6,107	—	—	6,107
Public offering of common stock, net	1,749	2	19,944	—	—	19,946
Shares converted by Note Holder	2	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	(2,506)	(2)	(2,508)
Net loss	—	—	—	—	(49,285)	(49,285)
June 30, 2024	40,645	$41	$502,387	$(1,531)	$(314,403)	$186,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2025	2024
Operating activities:
Net loss	$(18,270)	$(49,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	1	1,836
Inventory reserve adjustment	3,728	3,053
Depreciation and amortization	12,125	10,062
Amortization of debt issuance costs and premium	(505)	674
Gain (loss) on disposal of assets	9	5
Share-based compensation	5,726	8,897
Warrants contra revenue	53	—
Unrealized foreign exchange (gain)	(5,229)	322
Changes in operating assets and liabilities:
Accounts receivable, trade	(94,652)	(11,425)
Trade notes receivable	—	(219)
Inventories, net	(51,048)	5,579
Other current assets	(1,472)	840
Operating right of use asset	(11,204)	542
Accounts payable	27,993	626
Accrued liabilities	5,127	(1,151)
Unearned revenue	—	(233)
Lease liability	11,229	(593)
Net cash used in operating activities	(116,389)	(30,470)
Investing activities:
Purchase of property, plant and equipment	(53,868)	(8,739)
Deposits and prepaid for equipment	(21,181)	(3,187)
Purchase of intangible assets	(145)	(230)
Net cash used in investing activities	(75,194)	(12,156)
Financing activities:
Proceeds from line of credit borrowings	22,111	21,183
Repayments of line of credit borrowings	(26,708)	(21,980)
Proceeds from bank acceptance payable	55,517	15,112
Repayments of bank acceptance payable	(42,820)	(25,487)
Payments of tax withholding on behalf of employees related to share-based compensation	(7,821)	(2,670)
Payment on convertible notes	(56)	(214)
Proceeds from common stock offering, net	195,770	19,944
Cash settlement of Share-based compensation	—	(2,791)
Net cash provided by financing activities	195,993	3,097
Effect of exchange rate changes on cash	3,652	550
Net decrease in cash, cash equivalents and restricted cash	8,062	(38,979)
Cash, cash equivalents and restricted cash at beginning of period	79,133	55,097
Cash, cash equivalents and restricted cash at end of period	$87,195	$16,118
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$274	$2,527
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$1,405	$(730)
Net change in deposits and prepaid for equipment related to property and equipment additions	(17,484)	304
Non-cash operating and financing activities:
Warrant issued and vested to customer	$16,739	—

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and June 30, 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Product Warranty

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that  may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs  may exceed the accrual, in which case the cost of sales will increase in the future. As of June, 30, 2025 and  December 31, 2024, the amount of accrued warranty was $0.36 million and $0.28 million, respectively.

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2025, as compared to the significant accounting policies described in its 2024 Annual Report.

Recent Accounting Pronouncements

           There was no accounting pronouncement adopted in the second quarter of 2025.

Recent Accounting Pronouncements Yet to be Adopted

 In May 2024, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2025- 04 "Share-Based Consideration Payable to a Customer". The standard is effective for our 2026 annual period, and our interim periods beginning in 2027. The Company is currently evaluating the impact of the new standard will have on its annual financial statements and related disclosures.

In  November 2024, the FASB issued ASU 2024-03 "Income Statement: Reporting Comprehensive Income/Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity's expenses. Upon adoption, we will be required to disclose in the notes a disaggregation of certain expense categories included within the expense captions of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028. The Company is currently evaluating the impact of the new standard will have on its annual financial statements and related disclosures.

In  December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): "Improvements to Income Tax Disclosures", which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after  December 15, 2024, with early adoption permitted.  ASU 2023-09 will be effective for the Company for the year ending December 31, 2025. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact the new standard will have on its annual financial statements and related disclosures.

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

Revenue is also classified by major product categories and is presented below (in thousands):

	Three months ended June 30,
		% of		% of
	2025	Revenue	2024	Revenue
CATV	$56,019	54.4%	$5,818	13.4%
Data Center	44,791	43.5%	34,352	79.4%
Telecom	1,940	1.9%	2,379	5.5%
Other	202	0.2%	721	1.7%
Total Revenue	$102,952	100.0%	$43,270	100.0%

	Six months ended June 30,
		% of		% of
	2025	Revenue	2024	Revenue
CATV	$120,520	59.4%	$14,554	17.3%
Data Center	76,841	37.9%	63,338	75.5%
Telecom	4,876	2.4%	4,648	5.5%
Other	574	0.3%	1,403	1.7%
Total Revenue	$202,811	100.0%	$83,943	100.0%

Unearned Revenue

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Unearned revenues solely relate to statement of work with Microsoft regarding contract prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet dates. Unearned revenue balance as of  June 30, 2025 and  December 31, 2024 were both zero. For the three months ended June 30, 2025 and 2024, revenue recognized from the unearned revenue balance was $0 and $0.1 million, respectively. For the six months ended June 30, 2025 and 2024, revenue recognized from the unearned revenue balance was $0 and $0.2 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Unearned revenue, beginning of period	$—	$1,689	$—	$1,803
Additional unearned revenue	—	—	—	—
Revenue recognized	—	119	—	233
Unearned revenue, end of period	$—	$1,570	$—	$1,570

Customer Warrant

On March 13, 2025, the Company issued a warrant (the "Customer Warrant") to a wholly-owned subsidiary of Amazon.com, Inc. ("Warrant holder") to purchase up to an aggregate of 7,945,399 shares of the Company's common stock ("Warrant Shares") at an exercise price of $23.6956 per share. The Customer Warrant has a contractual term of 10 years. At the time of the issuance, the Customer Warrant is exercisable to purchase 1,324,233 Warrant Shares. The remaining 6,621,166 Warrant Shares may vest over the next 10 years, dependent on aggregate purchases by or on behalf of Amazon and its affiliates of $4 billion of the Company's products over this time period. The Company accounts for the Customer Warrant as an equity classified share-based consideration to a customer and will recognize the grant-date fair value of the Customer Warrant as a reduction of revenue from Amazon as the related goods or services are transferred. As of March 13, 2025, the Company recorded other current asset of $1.7 million and other noncurrent asset of $15.1 million, representing the aggregate grant-date fair value of 1,324,233 Warrant Shares vested at the issuance. The grant date fair value of the Customer Warrant was determined to be $12.64 per share, using the Black-Scholes-Merton option pricing model.

The per share grant date fair value of the Customer Warrant was estimated using the following assumptions:

At Grant Date
Expected volatility	80.00%
Weighted-average expected term (in years)	10
Risk-free interest rate	4.23%
Dividend yield	—%
Fair value per ordinary share at grant date	$15.87

Note 4.  Leases

The Company leases space under non-cancellable operating leases for manufacturing facilities, research and development offices and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle under operating leases. The Company determines if an arrangement is or contains a lease at contract inception. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of the right of use ("ROU") asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancellable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities

On  October 7, 2024, Prime World entered into a Land and Building Lease Agreement with San Ho Enterprise Co., Ltd., under which Prime World will lease approximately 3,537 square meters, or approximately 38,072 square feet, of two adjoining parcels of land, in New Taipei City. The lease also includes a building on these parcels, totaling approximately 3,406 square meters, or approximately 36,662 square feet. The lease term is for fifteen years, commencing on  December 1, 2024, and ending on  November 30, 2039. A two-month renovation period from  October 1 to  November 30, 2024,  preceded the lease term, during which no rent was charged by San Ho Enterprise Co., Ltd. During the lease term, the monthly rent will increase by three percent (3%) every three years.

On June 7, 2025, Prime World entered into a Land and Building Lease Agreement with San Ho Electric Machinery Industry Co., Ltd., under which Prime World will lease a parcel of land with a total area of approximately 10,040 square meters, or approximately 108,070 square feet, in Taoyuan City. The lease also includes a building on the parcel, totaling approximately 12,226 square meters, or approximately 131,600 square feet. The lease term is for fifteen years, commencing on September 1, 2025, and ending on August 31, 2040. A three-month renovation period from June 1 to August 31, 2025, will precede the lease term, during which no rent will be charged by San Ho Electric Machinery Industry Co., Ltd. During the lease term, the monthly rent will increase by three percent (3%) every three years.

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

Lease expense is included under general and administrative expenses and were $0.8 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. Lease expense is included under general and administrative expenses and were $1.3 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease expense	$509	$290	$915	$586
Short Term lease expense	285	10	357	22
Total lease expense	$794	$300	$1,272	$608

Maturities of lease liabilities are as follows for the future one-year periods ending  June 30, 2025 (in thousands):

Fiscal years:	Operating
2025 (remaining 6 months)	$1,259
2026	2,654
2027	2,653
2028	2,667
2029	2,682
2030 and thereafter	17,346
Total lease payments	29,261
Less imputed interest	(6,266)
Present value	$22,995

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Six months ended June 30,
	2025	2024
Weighted Average Remaining Lease Term (Years) - operating leases	12.81	4.71
Weighted Average Discount Rate - operating leases	3.13%	3.13%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,079	$318

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$64,699	$67,428
Restricted cash	22,496	11,705
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$87,195	$79,133

Restricted cash includes guarantee deposits for customs duties, a China government subsidy fund, and deposits as collateral in order to secure bank acceptance notes issued to vendors. As of  June 30, 2025 and  December 31, 2024, there was $18.1 million and $8.5 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, as of  June 30, 2025 and  December 31, 2024, certificates of deposit associated with credit facilities with a bank in China were both $2.5 million. There were $0.9 million and $0.7 million guarantee deposits for customs duties as of  June 30, 2025 and  December 31, 2024, respectively. There was $0.8 million and $0 government subsidy fund as of  June 30, 2025 and  December 31, 2024, respectively.

Note 6.  Earnings (Loss) Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options, restricted stock units and senior convertible notes outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive. Therefore, basic and diluted loss per share are the same. On March 13, 2025, the Company issued 7,945,399 stock warrants to a subsidiary of Amazon, and 1,324,233 warrants have been vested upon signing the warrant agreement. Because such warrants were out of money as of June 30, 2025, they are not considered dilutive instruments.

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(9,098)	$(26,115)	$(18,270)	$(49,285)
Denominator:
Weighted average shares used to compute net loss per share
Basic	56,772	39,365	53,426	38,864
Diluted	56,772	39,365	53,426	38,864
Net loss per share
Basic	$(0.16)	$(0.66)	$(0.34)	$(1.27)
Diluted	$(0.16)	$(0.66)	$(0.34)	$(1.27)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Restricted stock units	2,143	2,455	2,435	2,813
Shares for convertible senior notes	3,116	5,264	3,116	5,264
Total antidilutive shares	5,259	7,719	5,551	8,077

Note 7.  Inventories

Inventories, net consist of the following for the periods indicated (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$77,116	$50,379
Work in process and sub-assemblies	61,205	35,716
Finished goods	18,927	17,291
Allowance for inventory	(18,381)	(15,251)
Total inventories	$138,867	$88,135

For the three months ended June 30, 2025 and 2024, the inventory reserve adjustment expensed for inventory was $1.9 million and $1.4 million, respectively. For six months ended June 30, 2025 and 2024, the inventory reserve adjustment expensed for inventory was $3.7 million and $3.1 million, respectively.

For the three months ended June 30, 2025 and 2024, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $0.9 million and $0.8 million, respectively. For the six months ended June 30, 2025 and 2024, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $2.0 million and $1.7 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2025	December 31, 2024
Land improvements	$806	$806
Buildings and improvements	128,771	118,648
Machinery and equipment	328,952	275,617
Furniture and fixtures	6,015	5,150
Computer equipment and software	15,880	13,369
Transportation equipment	683	647
	481,107	414,237
Less accumulated depreciation	(223,897)	(204,500)
	257,210	209,737
Construction in progress	11,075	8,397
Land	1,101	1,101
Total property, plant and equipment, net	$269,386	$219,235

For the three months ended June 30, 2025 and 2024, the depreciation expense of property, plant and equipment was $6.3 million and $5.0 million, respectively. For the six months ended June 30, 2025 and 2024, the depreciation expense of property, plant and equipment was $11.9 million and $9.8 million, respectively.

As of June 30, 2025, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2025
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$10,113	$(6,632)	$3,481
Trademarks	228	(70)	158
Total intangible assets	$10,341	$(6,702)	$3,639

	December 31, 2024
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,873	$(6,355)	$3,518
Trademarks	218	(56)	162
Total intangible assets	$10,091	$(6,411)	$3,680

For the three months ended June 30, 2025 and 2024, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2025 and 2024, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.3 million and $0.2 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 8.3 years.

On June 30, 2025, future amortization expenses for intangible assets for future periods are estimated to be (in thousands):

2025 (remaining 6 months)	$220
2026	435
2027	435
2028	435
2029	435
2030 and thereafter	1,679
$3,639

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

The Company's accounts receivable was $211.5 million as of June 30, 2025. Of this amount, $171.6 million was due from DigiComm International Inc. For the three months ended June 30, 2025 and 2024, our top ten customers represented 98% and 94% of our revenue, respectively. For the six months ended June 30, 2025 and 2024, our top ten customers represented 97% and 93% of our revenue, respectively.

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of  June 30, 2025 was $122.9 million and $133.9 million, respectively. As of December 31, 2024, the fair value and carrying amount of our convertible senior notes was $148.6 million and $134.5 million, respectively. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2025	December 31, 2024
Revolving line of credit with a China bank up to $24.3 million with interest between 4.00% and 4.35%, maturing May 24, 2029	$-	$13,466
Credit facility with a China bank up to $28.5 million with interest between 3.10% and 4.35%, maturing June 6, 2027	8,661	13,216
Revolving line of credit with a China bank up to $22.7 million with interest at 3.1%, maturing May 24, 2029	13,522	-
Total	22,183	26,682
Less current portion	(22,183)	(26,682)
Non-current portion	$-	$-

Bank Acceptance Notes Payable	June 30, 2025	December 31, 2024
Bank acceptance notes issued to vendors with zero handling fees	$9,934	$19,259

The loans are all within one year of the balance sheet date of June 30, 2025.

On May 24, 2019, Global entered into a five-year revolving credit line agreement, totaling 180,000,000 RMB (the "SPD Credit Line"), or approximately $25.4 million at that time, and a mortgage security agreement (the "Security Agreement"), with Shanghai Pudong Development Bank Co., Ltd ("SPD"). Borrowing under the SPD Credit Line will be used for general corporate and capital investment purposes, including the issuance of bank acceptance notes to Global’s vendors. Global may draw upon the SPD Credit Line on an as-needed basis at any time during the 5-year term; however, draws under the SPD Credit Line may become due and repayable to SPD at SPD’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will bear interest equal to SPD’s commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the SPD Credit Line will be secured by real property owned by Global and mortgaged to the Bank under the terms of the Security Agreement.

On May 24, 2024, Global renewed the SPD Credit Line for a five-year revolving credit line, totaling 170,000,000 RMB (the “Renewed SPD Credit Line”) or approximately $23.9 million at that time, and Global also entered into a mortgage contract security agreement, with SPD. Global may draw upon the Renewed SPD Credit Line on an as-needed basis between May 24, 2024 and May 24, 2029. On June 18, 2025, Global used the CCB Credit Facility, as described hereinbelow, to repay certain amounts outstanding under the Renewed SPD Credit Line. Upon repayment, Global terminated the Renewed SPD Credit Line effective June 18, 2025. As of June 30, 2025, $0 was outstanding under the Renewed SPD Credit and the outstanding balance of bank acceptance notes issued to vendors was $5.3 million.

On June 7, 2022, Global entered into a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million at that time. Global may draw upon the ¥200M Credit Facility between June 7, 2022 and June 6, 2027 (the "¥200M Credit Period"). During the ¥200M Credit Period, Global may request to draw upon the ¥200M Credit Facility on an as-needed basis; however, draws under the ¥200M Credit Facility may become due and repayable to CZB at CZB’s discretion due to changes in Chinese government regulations and/or changes in Global’s financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global’s obligations under the ¥200M Credit Facility will be secured by real property owned by Global and mortgaged to CZB under the terms of the Real Estate Security Agreement. On December 21, 2023, Global entered into an asset pool business cooperation agreement ("Asset Pool Agreement") and an asset pool pledge contract (the "Pledge Contract") (referred to collectively as the Pledge Asset Line"), with CZB, which supplements the existing ¥200M Credit Facility. The Pledge Asset Line does not constitute a new credit line or an increase to the existing credit limits. Global may draw upon the Pledge Asset Line between December 21, 2023 and December 21, 2025 (the "Asset Pool Period"). During the Asset Pool Period, Global may request to draw upon the Pledge Asset Line on an as-needed bases; however, amount of available credit under the Pledge Asset Line and approval of each draw may be reduced or declined by CZB due to changes in Chinese government regulations and/or changes in Global's financial and operational condition. Each draw will be facilitated by a separate credit agreement specifying the terms of each draw and will bear interest equal to CZB's commercial banking interest rate effective on the day of the applicable draw. Global's obligations under the Pledge Asset Line will be secured by certain financial assets, including but not limited to, deposit receipts, domestic accounts receivable and electronic commercial paper. As of June 30, 2025, $8.7 million was outstanding under the ¥200M Credit Facility, and the outstanding balance of bank acceptance notes issued to vendors was $24.0 million.

.

On June 12, 2025, Global entered into a one-year credit facility with China Construction Bank Co., Ltd., in Ningbo, City, China ("CCB"), totaling 96,800,000 RMB (the "CCB Credit Facility"), or approximately $13.5 million at that time. Borrowing under the CCB Credit Facility will be used to repay the certain amounts outstanding under the Renewed SPD Credit Line. Borrowing under the CCB Credit Facility will mature on June 16, 2026, and will bear interest equal to the CCB's published twelve (12) month prime loan rate, minus 0.05%. As of the date of execution of the CCB Credit Facility, the CCB's published 12-month prime rate was 3%. Under the CCB Credit Facility, Global will make monthly payments of accrued interest and the principal shall be repaid upon maturity.

On June 26, 2025, Global entered into a five-year revolving credit line agreement with CCB, totaling 162,260,000 RMB (the "CCB Credit Line"), or approximately $22.7 million at that time, as well as a related security agreement (the "Security Agreement"). Borrowing under the CCB Credit Line will be used for general corporate and capital investment purposes. Global may draw on the CCB Credit Line at any time from June 26, 2025 through June 26, 2030. The amount available under the CCB Credit Line is inclusive of the CCB Credit Facility previously granted by CCB on June 12, 2025. Each draw is subject to a separate application and approval by CCB and will bear interest equal to CCB's commercial banking interest rate effective on the day of the applicable draw. Global's obligation under the CCB Credit Line will be secured by certain real property owned by Global and mortgaged to CCB pursuant to the terms of the Security Agreement. As of June 30, 2025, $13.5 million was outstanding under the CCB Credit Line.

As of  June 30, 2025 and December 31, 2024, the Company had $31.2 million and $24.8 million of unused borrowing capacity, respectively.

As of  June 30, 2025 and December 31, 2024, there was $22.5 million and $8.5 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

Note 12.  Convertible Senior Notes

On  March 5, 2019, the Company issued $80.5 million of 5% convertible senior notes due 2024 (the "2024 Notes"). On  December 5, 2023, the Company issued approximately $80.2 million aggregate principal amount of 5.250% convertible senior notes due 2026 (the "2026 Notes"), and on the same day consummated various separate, privately negotiated exchange agreements with certain holders of its 2024 Notes to exchange or repurchase approximately $80.2 million principal amount of the 2024 Notes for aggregate consideration consisting of approximately $81.1 million in cash, which included accrued interest on the 2024 Notes, and approximately 466,368 shares of the Company's common stock, par value $0.001 per share. The Company paid off the remaining $0.29 million of the 2024 Notes on March 15, 2024.

The 2026 Notes bear interest at a rate of 5.250% per year and pay interest semi-annually in arrears on  June 15 and  December 15 of each year, beginning on  June 15, 2024. The 2026 Notes mature on  December 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

On  December 18, 2024, the Company entered into exchange agreements with certain holders of the 2026 Notes to exchange approximately $76.7 million principal amount of the 2026 Notes for aggregate consideration consisting of (i) $125.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2030 (the "2030 Notes"), (ii) 1,487,874 shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") and (iii) approximately $89.6 thousands of cash in aggregate, representing accrued and unpaid interest on the 2026 Notes and the value of fractional shares of Common Stock (such transactions, collectively, the "Exchanges"). There was $3.5 million principal amount for the 2026 Notes remaining. The Exchanges closed on  December 23, 2024.

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

The following table presents the carrying value of the 2026 Notes and the 2030 Notes for the periods indicated (in thousands):

	June 30,	December 31,
	2025	2024
2026 Notes
Principal	$3,500	$3,500
Unamortized debt issuance costs	—	(83)
Net carrying amount	3,500	3,417
2030 Notes
Principal	125,000	125,000
Premium upon issuance	9,398	10,416
Unamortized debt issuance costs	(3,962)	(4,336)
Net carrying amount	130,436	131,080
Total net carrying amount	$133,936	$134,497

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

Calling any 2030 Note for redemption will constitute a "Make-Whole Fundamental Change" (as defined in the Indenture) with respect to that 2030 Note, in which case the conversion rate applicable to the conversion of that 2030 Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

The following table sets forth interest expense information related to the 2026 Notes and 2030 Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$46	$1,056	$92	$2,111
Amortization of debt issuance costs	350	359	701	709
Total interest cost	$396	$1,415	$793	$2,820
Effective interest rate	1.0%	5.3%	1.0%	5.3%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll	$15,966	$13,136
Accrued employee benefits	3,853	4,014
Accrued state and local taxes	1,445	824
Accrued interest	1,802	114
Accrued shipping and tariff expenses	864	803
Advanced payments	256	188
Accrued commission expenses	1,087	768
Accrued professional fees	660	406
Accrued product warranty	364	277
Accrued other	1,389	1,561
Total accrued liabilities	$27,686	$22,091

Note 14.  Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Loss on disposal of assets	$(1)	$(4)	$(9)	$(5)
Government subsidy income	1,315	279	1,497	327
Foreign exchange gain	6,082	284	6,354	44
Other non-operating gain	14	1,170	43	1,254
Total other income (expenses) , net	$7,410	$1,729	$7,885	$1,620

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2013 Equity Incentive Plan ("2013 Plan")
●	the 2021 Equity Incentive Plan ("2021 Plan")
●	the 2023 Equity Inducement Plan ("Inducement Plan")

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

Performance Based Incentive Plan

Starting in 2021, certain senior executives were granted performance stock units ("PSUs") under our Amended and Restated 2021 Equity Incentive Plan ("2021 Plan"), which generally vest over a three-year period subject to achievement of certain pre-established performance metrics. The number of shares of common stock that would ultimately be issued to settle PSUs granted ranged from 0% to 200% of the target number of shares granted. We estimate the fair value of the PSUs on the date of grant using a Monte Carlo simulation model, with stock-based compensation expense recognized ratably over the applicable three-year performance period. The Company recognized stock-based compensation expense for the PSUs for the three months ended  June 30, 2025 and 2024 of $1.2 million and $3.8 million, respectively. The Company recognized stock-based compensation expense for the PSUs for the six months ended  June 30, 2025 and 2024 of $2.1 million and $4.8 million, respectively.

The following is a summary of PSU activity for the six months ended June 30, 2025:

		Weighted
		Average	Weighted	Aggregate
	Number of	Exercise	Average	Intrinsic
	shares	Price	Fair Value	Value
	(in thousands, except price data and Contractual Life)
Outstanding at January 1, 2025	1,447	—	$7.72	$53,347
Granted	719	—	6.94	8,851
Exercised	(978)	$14.76	2.48	14,431
Forfeited	—	—	—	—
Outstanding, June 30, 2025	1,189	—	11.55	30,541
Vested and expected to vest	1,189	—	$11.55	$30,541

As of June 30, 2025, there was $7.4 million of unrecognized stock-based compensation expense related to outstanding PSUs, which expense is expected to be recognized over 2.0 years.

Restricted Stock Units

The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding, January 1, 2025	2,231	—	$6.04	$82,243
Granted	481	—	12.23	5,887
Released	(636)	$20.33	6.26	12,940
Cancelled/Forfeited	(21)	—	6.82	542
Outstanding, June 30, 2025	2,055	—	7.42	52,797
Vested and expected to vest	2,055	—	$7.42	$52,797

As of June 30, 2025, there was $13.8 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.5 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Share-based compensation - by expense types
Cost of goods sold	$94	$137	$177	$239
Research and development	331	478	607	757
Sales and marketing	499	541	822	826
General and administrative	2,240	4,902	4,120	7,075
Total share-based compensation expense	$3,164	$6,058	$5,726	$8,897

Note 16.  Income Taxes

 For the three months ended June 30, 2025 and 2024, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at  June 30, 2025 was appropriate.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act.  In addition, the OBBBA makes changes to certain U.S. corporate and international tax provisions which are generally not effective until 2026.  For example, as a U.S. domiciled company, the income from the Company's foreign subsidiaries is subject to the U.S. tax provisions under Internal Revenue Code Section 951A, which, as amended by the OBBBA, generally will require that net Controlled Foreign Corporation (“CFC”) tested income (formerly referred to as global intangible low-taxed income, or GILTI) be included in the taxable income of U.S. entities for tax years after December 31, 2025. We are currently evaluating the impact of the new legislation but does not expect it to have a material impact on our financial statements since we currently have a full valuation allowance applied against our deferred tax assets.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$102,952	$43,270	$202,811	$83,943
Cost of goods sold	(71,790)	(33,708)	(141,105)	(66,790)
Adjusted research and development	(20,425)	(12,517)	(37,960)	(23,945)
Adjusted sales and marketing	(7,303)	(3,526)	(12,337)	(7,039)
Adjusted general and administrative	(14,336)	(9,936)	(27,224)	(19,821)
Other segment items	1,804	(9,698)	(2,455)	(15,633)
Total	$(9,098)	$(26,115)	$(18,270)	$(49,285)

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise property, plant, equipment, land use rights, right of use assets and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
United States	$803	$1,967	$1,954	$4,677
Taiwan	39,505	28,859	67,333	53,562
China	62,644	12,444	133,524	25,704
Total	$102,952	$43,270	$202,811	$83,943

	June 30,	December 31,
	2025	2024
Long-lived assets:
United States	$74,052	$71,867
Taiwan	99,988	57,907
China	125,889	107,624
Total	$299,929	$237,398

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

Note 19.  Subsequent Events

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act, which includes several significant corporate tax changes. See Note 16, "Income Taxes" for additional information.

On July 18, 2025, Global entered into a one-year credit facility with Shanghai Pudong Development Bank Co., Ltd., in Ningbo City, China, totaling 82,000,000 RMB (the "¥82M SPD Credit Facility"), or approximately $11.4 million at that time. Borrowing under the ¥82M SPD Credit Facility will be used to repay the amounts outstanding under the ¥200M Credit Facility and for general corporate and capital investment purposes.

On July 23, 2025, Global used the ¥82M SPD Credit Facility, together with other available funds, to repay the amounts outstanding under the ¥200M Credit Facility. Upon repayment, Global terminated the ¥200M Credit Facility effective July 23, 2025. See Note 11, "Bank Acceptance Notes Payable" for additional information.

On July 29, 2025, Global entered into a five-year revolving credit line agreement with Shanghai Pudong Development Bank Co., Ltd., in Ningbo City, China, totaling 250,000,000 RMB (the "¥250M SPD Credit Line"), or approximately $34.9 million at that time, and a mortgage contract. Borrowing under the ¥250M SPD Credit Line will be used for general corporate and capital investment purposes. Global's obligation under the ¥250M SPD Credit Line will be secured by certain real property owned by Global.

On July 30, 2025, the Company retired the final $3,500,000 principal and accrued and unpaid interest on the 2026 Notes by exchanging such outstanding principal for 239,404 shares of the Company's common stock and by paying the accrued and outstanding interest in cash.

On July 31, 2025, the Company entered into a Loan and Security Agreement with BOKF, NA dba BOK Financial (the "BOKF Credit Line"). The BOKF Credit Line provides the Company with a three-year, $35 million revolving line of credit. Borrowing under the BOKF Credit Line will be used for general working capital purposes and business operations. The Company's obligations under the BOKF Credit Line will be secured by substantially all of the Company's assets excluding assets of the Company's subsidiaries.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in our Annual Report. References to "Applied Optoelectronics," “we," "our" and "us" are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target four networking end-markets: internet data centers, cable television ("CATV"), telecommunications ("telecom"), and fiber-to-the-home ("FTTH"). We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we typically begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the internet data center, CATV, telecom and FTTH markets which increasingly demand faster connectivity and innovation.

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

Trends and Other Matters Affecting Our Business

In early 2025, the U.S. Presidential administration implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. As of April, certain tariffs and retaliatory tariffs have been delayed, but a number of the new tariffs remain in effect, including significant tariffs and trade sanctions between the United States and China. In mid-May, the U.S. administration issued an executive order suspending certain previously announced tariff increases on China and temporarily reinstating a lower baseline tariff for a 90-day period. As of early August, the 90-day suspension is approaching its end, and the U.S. has imposed a 20% temporary tariff on most imports from Taiwan, effective August 7, 2025. The U.S. remains in active tariff negotiations with key trading partners, including China and Taiwan, though the final outcomes of these negotiations remain uncertain. Although we have not been significantly impacted by the increased tariffs imposed on China to date, newly imposed or future tariffs, trade restrictions and retaliatory measures could result in revenue reduction, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows.

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

Results of Operations

The following table set forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
Revenue, net	$102,952	100.0%	$43,270	100.0%	$202,811	100.0%	$83,943	100.0%
Cost of goods sold	71,790	69.7%	33,708	77.9%	141,105	69.6%	66,790	79.6%
Gross profit	31,162	30.3%	9,562	22.1%	61,706	30.4%	17,153	20.4%
Operating expenses
Research and development	20,612	20.0%	13,078	30.2%	38,422	18.9%	24,790	29.6%
Sales and marketing	8,135	7.9%	5,910	13.7%	13,492	6.7%	9,707	11.6%
General and administrative	18,391	17.9%	16,818	38.9%	34,706	17.1%	30,545	36.4%
Total operating expenses	47,138	45.8%	35,806	82.8%	86,620	42.7%	65,042	77.6%
Loss from operations	(15,976)	(15.5)%	(26,244)	(60.7)%	(24,914)	(12.3)%	(47,889)	57.1%
Other income (expense)
Interest income	286	0.3%	93	0.2%	511	0.3%	353	0.4%
Interest expense	(818)	(0.8)%	(1,693)	(3.9)%	(1,752)	-0.9%	(3,369)	(4.0)%
Other income, net	7,410	7.2%	1,729	4.0%	7,885	3.9%	1,620	1.9%
Total other income (expense), net	6,878	6.7%	129	0.3%	6,644	3.3%	(1,396)	(1.7)%
Loss before income taxes	(9,098)	(8.8)%	(26,115)	(60.4)%	(18,270)	(9.0)%	(49,285)	(58.8)%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(9,098)	(8.8)%	$(26,115)	(60.4)%	$(18,270)	(9.0)%	$(49,285)	(58.8)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three months ended June 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
CATV	$56,019	54.4%	$5,818	13.4%	$50,201	862.9%
Data Center	44,791	43.5%	34,352	79.4%	10,439	30.4%
Telecom	1,940	1.9%	2,379	5.5%	(439)	(18.5)%
Other	202	0.2%	721	1.7%	(519)	(72.0)%
Total Revenue	$102,952	100.0%	$43,270	100.0%	$59,682	137.9%

	Six months ended June 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
CATV	$120,520	59.4%	$14,554	17.3%	$105,966	728.1%
Data Center	76,841	37.9%	63,338	75.5%	13,503	21.3%
Telecom	4,876	2.4%	4,648	5.5%	228	4.9%
Other	574	0.3%	1,403	1.7%	(829)	(59.1)%
Total Revenue	$202,811	100.0%	$83,943	100.0%	$118,868	141.6%

The changes in revenue during both the three months and the six months ended June 30, 2025 and 2024 were primarily due to increased demand from customers.

               We continue to see increased orders for our 100G and 400G data center products from several large customers. Based on forecasts from our customers, we expect increased demand for these products through the end of 2025. We entered into a supply agreement with Microsoft to design certain data center goods and to build a supply chain to manufacture, assemble, sell and ship the goods to them or an authorized purchasing entity. The initial term of the agreement is five years with automatic renewal unless terminated earlier. We continue to expect revenue from this contract to increase in 2025 compared to 2024.

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

For the second quarter of 2025, CATV revenue increased $50.2 million, or 862.9%, compared to the second quarter of 2024. For the six months ended June 30, 2025 and 2024, CATV increased $106.0 million, or 728.1%. The increases were due to the recovery in market demand for our products, which is being driven by the beginning of a major network upgrade project by a major North American MSO customer.

For the three months ended June 30, 2025 and 2024, our top ten customers represented 98% and 94% of our revenue, respectively. For the six months ended June 30, 2025 and 2024, our top ten customers represented 97% and 93% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended June 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$71,790	69.7%	$33,708	77.9%	$38,082	113.0%
Gross profit	31,162	30.3%	9,562	22.1%	21,600	225.9%

	Six months ended June 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$141,105	69.6%	$66,790	79.6%	$74,315	111.3%
Gross margin	61,706	30.4%	17,153	20.4%	44,553	259.7%

Cost of goods sold increased by $38.1 million, or 113.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Cost of goods sold increased by $74.3 million, or 111.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in cost of goods sold was mainly due to increased revenue.

Gross profit increased by $21.6 million, or 225.9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Gross profit increased by $44.6 million, or 259.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily due to higher sales on our high gross margin products and ongoing efforts to reduce production costs.

Operating expenses

	Three months ended June 30,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$20,612	20.0%	$13,078	30.2%	$7,534	57.6%
Sales and marketing	8,135	7.9%	5,910	13.7%	2,225	37.6%
General and administrative	18,391	17.9%	16,818	38.9%	1,573	9.4%
Total operating expenses	$47,138	45.8%	$35,806	82.8%	$11,332	31.6%

	Six months ended June 30,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$38,422	18.9%	$24,790	29.6%	$13,632	55.0%
Sales and marketing	13,492	6.7%	9,707	11.6%	3,785	39.0%
General and administrative	34,706	17.1%	30,545	36.4%	4,161	13.6%
Total operating expenses	$86,620	42.7%	$65,042	77.6%	$21,578	33.2%

Research and development expense

Research and development expense increased by $7.5 million, or 57.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Research and development expense increased by $13.6 million, or 55.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increases were primarily due to increased personnel-related expense and increased R&D related project costs. The increases in R&D expenses were driven by customer demand for new products as well as acceleration of previously-planned project expenditures which were necessary to accommodate accelerated demand projections for these products from certain customers.

Sales and marketing expense

Sales and marketing expense increased by $2.2 million, or 37.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Sales and marketing expense increased by $3.8 million, or 39.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increases were primarily due to the increased business development effort in our CATV and data center businesses along with higher shipping costs.

General and administrative expense

General and administrative expense increased by $1.6 million, or 9.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. General and administrative expense increased by $4.2 million, or 13.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increases were primarily due to increased personnel-related expense.

Other income (expense), net

	Three months ended June 30,				Change
	2025		2024
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$286	0.3%	$93	0.2%	$193	207.5%
Interest expense	(818)	(0.8)%	(1,693)	(3.9)%	875	(51.7)%
Other income (expense), net	7,410	7.2%	1,729	4.0%	5,681	328.6%
Total other income (expense), net	$6,878	6.7%	$129	0.3%	$6,749	5,231.8%

	Six months ended June 30,				Change
	2025		2024
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$511	0.3%	$353	0.4%	$158	44.8%
Interest expense	(1,752)	(0.9)%	(3,369)	(4.0)%	1,617	(48.0)%
Other income (expense), net	7,885	3.9%	1,620	1.9%	6,265	386.7%
Total other income (expense), net	$6,644	3.3%	$(1,396)	(1.7)%	$8,040	(575.9)%

Interest income increased by $0.2 million, or 207.5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Interest income increased by $0.2 million, or 44.8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to higher saving balances in the second quarter of 2025.

Interest expense decreased by $0.9 million, or 51.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Interest expense decreased by $1.6 million, or 48.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was due to the lower effective interest rate for our 2030 Notes.

Other income (expenses) increased by $5.7 million, or 328.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Other income (expenses) increased by $6.3 million, or 386.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was mainly due to the increased government subsidy income and positive foreign exchange impact.

Benefit (provision) for income taxes

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was 0%. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted.  Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States.  On August 16, 2022, the Inflation Reduction Act ("IRA") was also signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax ("Corporate AMT") for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. To the extent that we make investments in expanding manufacturing in our semiconductor fabrication facility in Texas, we believe that the CHIPS Act would provide a refundable tax credit for certain equipment and facilities upgrades. We made significant investments in the six months ended June 30, 2025 which we believe should qualify for these credits, but we intend to continue to evaluate these and future investments for applicability to the tax credit provisions of the CHIPS Act.

Comprehensive Loss

	Three months ended June 30,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(9,098)	(8.8)%	$(26,115)	(60.4)%	$17,017	(65.2)%
Loss on foreign currency translation adjustment	3,868	3.8%	(843)	(1.9)%	4,711	(558.8)%
Comprehensive loss	$(5,230)	(5.1)%	$(26,958)	(62.4)%	$21,728	(80.6)%

	Six months ended June 30,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(18,270)	(9.0)%	$(49,285)	(58.8)%	$31,015	(62.9)%
Gain (Loss) on foreign currency translation adjustment	3,661	1.8%	(2,506)	(3.0)%	$6,167	(246.1)%
Comprehensive loss	$(14,609)	(7.2)%	$(51,791)	(61.8)%	$37,182	(71.8)%

Comprehensive loss decreased by $21.7 million, or 80.6%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Comprehensive loss decreased by $37.2 million, or 71.8%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

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

Liquidity and Capital Resources

As of June 30, 2025, we had $31.2 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2025, our cash, cash equivalents and restricted cash totaled $87.2 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

ATM Offerings

On December 18, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (Registration File No. 333-283905) (the "Automatic Shelf Registration Statement") with the U.S. Securities and Exchange Commission, which became effective immediately upon filing.

On February 28, 2025, the Company entered into an Equity Distribution Agreement (the "Agreement") with Raymond James & Associates ("Raymond James") pursuant to which the Company could issue and sell shares of the Company's common stock, having an aggregate offering price of up to $100 million (the "First ATM Offering"), from time to time through Raymond James acting as sales agent. On April 8, 2025, the Company completed the First ATM Offering and sold approximately 5.7 million shares at a weighted average price of $17.71 per share, providing proceeds of approximately $98 million, net of expenses and underwriting discounts and commissions.

On May 28, 2025, the Company entered into an Equity Distribution Agreement (the "Agreement") with Raymond James & Associates and Needham & Company, LLC (collectively, the "Sales Agents" and each, a "Sales Agent") pursuant to which the Company could issue and sell shares of the Company’s common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $100 million (the "Second ATM Offering"), from time to time through the Sales Agents. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales of the Shares were made through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agents. In the placement notice, the Company would designate the maximum number of Shares to be sold through the Sales Agents, the time period during which sales were requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that could be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agents would use their commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice.

The Agreement provided that each of the Sales Agents would be entitled to compensation of up to 2% of the gross sales price of the Shares sold through such Sales Agent from time to time. The Company also agreed to reimburse the Sales Agents for certain specified expenses in connection with the registration of Shares under state blue sky laws and any filing with, and clearance of the offering by, the Financial Industry Regulatory Authority Inc., not to exceed $10,000 in the aggregate, and any associated application fees incurred. The Company agreed to indemnify the Sales Agents against certain liabilities, including liabilities under the Securities Act, or to contribute to payments that the Sales Agents could be required to make because of any of those liabilities.

On June 18, 2025, the Company completed the Second ATM Offering and sold approximately 5.7 million shares at a weighted average price of $17.46 per share, providing proceeds of approximately $98 million, net of expenses and underwriting discounts and commissions.

The details of the shares of common stock sold through the First ATM Offering and Second ATM Offering as of the end of June 30, 2025 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc.	March 2025	3,535,650	$20.71	$73,219	$1,464	$71,755
Raymond James & Associates, Inc.	April 2025	2,110,057	12.69	26,781	536	26,245
Raymond James & Associates, Inc.	June 2025	5,725,948	17.46	100,000	2,000	98,000
Total		11,371,655		$200,000	$4,000	$196,000

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

On December 23, 2024, the Company issued approximately $125.0 million aggregate principal amount of 2.750% convertible senior notes due 2030 (the "2030 Notes"), and on the same day consummated various separate, privately negotiated exchange agreements with certain holders of its 2026 Notes to exchange approximately $76.6 million principal amount of the 2026 Notes for aggregate consideration consisting of (i) $125.0 million aggregate principal amount of the 2030 Notes, (ii) 1,487,874 shares of the Company's common stock, par value $0.001 per share and (iii) approximately $0.9 million of cash in aggregate. Also, refer to Note 12 "Convertible Senior Notes" to the consolidated financial statements for further discussion of the 2030 Notes.

Operating activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(116,389)	$(30,470)
Net cash used in investing activities	(75,194)	(12,156)
Net cash provided by financing activities	195,993	3,097
Effect of exchange rates on cash and cash equivalents	3,653	550
Net increase (decrease) in cash and cash equivalents	$8,063	$(38,979)

For the six months ended June 30, 2025, net cash used in operating activities was $116.4 million. Net cash used in operating activities consisted of our net loss of $18.3 million after exclusion of non-cash items of $15.9 million. Cash decreased due to an increase in accounts receivable of $94.7 million and an increase in inventory of $51.0 million, partially offset by an increase in accounts payable of $28.0 million.

Investing activities

For the six months ended June 30, 2025, net cash used in investing activities was $75.2 million, mainly for the purchase of additional property, plant, and equipment.

Financing activities

For the six months ended June 30, 2025, net cash provided by financing activities was $196.0 million. This increase was due to the net proceeds of $195.8 million from the ATM Offering and proceed of bank acceptance payable of $12.7 million,  partially offset by tax payments related share-based compensation of $7.8 million.

Loans and commitments

As of June 30, 2025, we do not have a bank loan agreement with any U.S. financial institution. However, we may explore lending opportunities in the U.S. in the future. As of June 30, 2025, we have lending arrangements with two financial institutions in China. As of June 30, 2025, we were in compliance with the covenants in the lending arrangements. As of June 30, 2025, we had $31.2 million of unused borrowing capacity.

On December 5, 2023, we issued $80.2 million of 5.25% convertible senior notes due in 2026. The 2026 Notes mature on December 5, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. As of June 30, 2025, the outstanding principal amount remaining on the 2026 Notes is $3.5 million.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of June 30, 2025, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in full service in the year 2025 after the construction is completed for the building interior work. Property has been transferred from construction in progress to building and improvement in 2024.

Warrants

On March 13, 2025, we issued a warrant (the "Customer Warrant") to an Amazon affiliate ("Warrant Holder") to purchase up to an aggregate of 7,945,399 shares of the Company's common stock ("Warrant Shares") at an exercise price of $23.6956 per share. The Customer Warrant has a contractual term of 10 years. At the time of issuance, the Customer Warrant is exercisable to purchase 1,324,233 Warrant Shares. The remaining 6,621,166 Warrant Shares may vest over the next 10 years, dependent on aggregate purchases by Amazon of $4 billion of our products over this time period.

Future liquidity needs

We had cash, cash equivalents and restricted cash of $87.2 million as of June 30, 2025, an increase of approximately $8.1 million compared to December 31, 2024. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory in Taiwan or U.S., changes in our manufacturing capacity and the continuing market acceptance of our products.

As of June 30, 2025, we had a total loan balance (excluding convertible notes) of $22.2 million from various lenders in China and had $31.2 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board may authorize issuance of additional common stock under an at-the-market offering in the future (see the discussion of "Liquidity and Capital Resources" in Item 2).

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

Inflation

The annual inflation rate in the US came down to 2.9% in 2024, compared to 3.4% in 2023. Even though inflation has slowed from the peak, it remained well above the Federal Reserve's objective of 2%. The annual inflation rate in Taiwan came down to 2.1% in 2024 from 2.7% in 2023. The cost of inflation was reflected in increases in shipping costs, labor rates, and in costs of some raw materials. We believe these decreases are related to the supply chain pressure easing and decreasing commodity prices, however the labor market is still tight, and the wage pressure is still high. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results. We do not believe that inflation had a material impact on our business, financial condition, or results of operations during the six months ended June 30, 2025. However, there is no guarantee that we may increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability.

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

We are affected by changes in currency exchange and interest rates. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed an evaluation of these risks to our financial positions as of December 31, 2024, and updated that analysis as of June 30, 2025, to determine whether material changes in market risks pertaining to currency and interest rates have occurred as a result of the changes in international trade policies, including tariffs and export controls. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A, in our 2024 Form 10-K. Risks related to changes in international trade policies, including tariffs and export controls, particularly those involving the United States and China are described under "Risk Factors."

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024 for a detailed discussion of the risk factors affecting our Company. As of June 30, 2025, there have been no material changes to those risk factors, except as described below.

Recently elevated geopolitical tensions, volatility and uncertainty with respect to international trade policies, including tariffs and export controls, may have a material adverse impact on our business, the markets in which we compete and the world economy.

In recent months since April 2025, the United States and its trading partners have imposed, expanded and revised a wide range of tariffs, reciprocal tariffs, and other trade restrictions—often with minimal notice—disrupting global trade and affecting a wide spectrum of raw materials, components, and finished goods. U.S.-China trade tensions, in particular, have intensified, resulting in elevated tariff rates and signaling the potential for further measures, including those targeting the semiconductor sector. In mid-May, the U.S. administration issued an executive order suspending certain previously announced tariff increases on China and temporarily reinstating a lower baseline tariff for a 90-day period. As of early August, the 90-day suspension is approaching its end, and the U.S. has imposed a 20% temporary tariff on most imports from Taiwan, effective August 7, 2025. The U.S. remains engaged in active tariff negotiations with key trading partners, including China and Taiwan, though the final outcomes of these negotiations remain uncertain.

Although we have not been significantly impacted by the increased tariffs imposed on China to date, the continuation, escalation, or expansion of tariffs and other trade barriers—as well as heightened geopolitical tensions and increased uncertainty regarding global trade and regulatory policy, particularly involving the United States, China and Taiwan—could adversely affect our business both directly and indirectly, including through impacts on consumer and business confidence, currency and interest rate volatility, commodity and equity markets, inflation, financing conditions, and broader international economic relations. These developments could materially and adversely affect our revenue, operations, financial condition, cost structure, competitiveness, supply chain logistics, product pricing and demand, and profitability, and could also amplify other risks described in our 2024 Form 10-K.

Although we seek to mitigate the effects of these challenges through pricing adjustments, supply chain diversification, and operational efficiencies, we may not be able to fully offset increased costs or secure timely alternative sources. In addition, customers may resist price increases or seek alternative suppliers, which could adversely affect our sales volumes.

Item 5. Other Information

(a) None

(b) None

(c) The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
David Kuo(1)	SVP and CLO	Adoption	May 15, 2025	August 14, 2026	44,500

(1) David Kuo, our Senior Vice President and Chief Legal Officer, entered into a Rule 10b5-1 Plan on May 15, 2025. Mr. Kuo's plan provides for the potential sale of up to 44,500 shares of the Company's common stock. The plan is set to expire on August 14, 2026, or upon the earlier completion of all authorized transactions under the plan.

Item 6.   Exhibits

See Exhibit Index.

EXHIBIT INDEX

Number	Description
3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2025).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.3*	Amendment No. 1 to the Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2025).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

4.2*	Indenture, dated as of December 5, 2023 between Applied Optoelectronics, Inc. and Computershare Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.3*	Form of Note representing the Company’s 5.25% Convertible Senior Notes due 2026 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.4*	First Supplemental Indenture, dated as of December 5, 2023, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as trustee (included as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.5*	Indenture, dated as of December 23, 2024 between Applied Optoelectronics, Inc. and Computershare Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.6*	Form of Note representing the Company’s 2.75% Convertible Senior Notes due 2030 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.7*	First Supplemental Indenture, dated as of December 23, 2024, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as trustee (included as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.8*	Warrant to Purchase Common Stock of Applied Optoelectronics, Inc. by and between Applied Optoelectronics, Inc. and Amazon.com NV Investment Holdings LLC, dated as of March 13, 2025 (included as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2025).

10.1*	Lease, dated April 3, 2025, between Applied Optoelectronics, Inc. and Albany Road-Breck Exchange, LLC (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2025).

10.2*	Translation of the Land and Building Lease Agreement, dated June 7, 2025, between Prime World International Holdings Ltd., Taiwan Branch and San Ho Electric Machinery Industry Co., Ltd. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2025).

10.3*

Translation of the RMB Working Capital Loan Contract (RMB 96,800,000), between Global Technology, Inc. and China Construction Bank Co., Ltd., dated June 12, 2025 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2025).

10.4*	Translation of the Maximum Loan (Credit) Contract (Credit Line Agreement), dated June 26, 2025, between Global Technology, Inc. and China Construction Bank Co., Ltd. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025).

10.5*	Translation of the Maximum Mortgage Contract (Security Agreement), dated June 26, 2025, between Global Technology, Inc. and China Contruction Bank Co., Ltd. (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 7, 2025	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)