Form 10-Q
period 2025-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2025-11-06
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of November 3, 2025, there were 68,278,417 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$136,961	$67,428
Restricted cash	13,756	11,705
Accounts receivable, net	224,028	116,801
Inventories, net	170,214	88,135
Prepaid expenses and other current assets	30,353	17,199
Total current assets	575,312	301,268
Property, plant and equipment, net	310,303	219,235
Land use rights, net	4,804	4,837
Operating right of use assets	42,048	9,646
Intangible assets, net	3,640	3,680
Other assets, net	42,421	8,366
TOTAL ASSETS	$978,528	$547,032
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$150,145	$104,969
Bank acceptance payable	34,046	19,259
Accrued liabilities	34,135	22,091
Current lease liabilities - operating	2,838	1,380
Current portion of long-term debt	27,978	22,370
Total current liabilities	249,142	170,069
Non-current lease liabilities - operating	40,181	9,041
Long-term debt	—	4,313
Convertible senior notes	130,120	134,497
TOTAL LIABILITIES	419,443	317,920
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common Stock; 120,000 and 80,000 shares authorized at $0.001 par value; 68,065 and 49,393 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	68	49
Additional paid-in capital	1,045,986	683,462
Accumulated other comprehensive income (loss)	1,088	(2,548)
Accumulated deficit	(488,057)	(451,851)
TOTAL STOCKHOLDERS' EQUITY	559,085	229,112
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$978,528	$547,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue, net	$118,630	$65,151	$321,441	$149,094
Cost of goods sold	85,367	49,234	226,472	116,023
Gross profit	33,263	15,917	94,969	33,071
Operating expenses
Research and development	21,265	13,428	59,687	38,218
Sales and marketing	9,871	4,796	23,363	14,503
General and administrative	20,314	14,240	55,020	44,786
Total operating expenses	51,450	32,464	138,070	97,507
Loss from operations	(18,187)	(16,547)	(43,101)	(64,436)
Other income (expense)
Interest income	451	156	961	509
Interest expense	(902)	(1,702)	(2,653)	(5,072)
Other income	702	336	8,587	1,957
Total other income (expense), net	251	(1,210)	6,895	(2,606)
Loss before income taxes	(17,936)	(17,757)	(36,206)	(67,042)
Income tax expense	—	—	—	—
Net loss	$(17,936)	$(17,757)	$(36,206)	$(67,042)
Net loss per share
Basic	$(0.28)	$(0.42)	$(0.64)	$(1.68)
Diluted	$(0.28)	$(0.42)	$(0.64)	$(1.68)

Weighted average shares used to compute net loss per share:
Basic	63,329	42,312	56,762	40,021
Diluted	63,329	42,312	56,762	40,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(17,936)	$(17,757)	$(36,206)	$(67,042)
Gain (loss) on foreign currency translation adjustment	(25)	2,240	3,636	(268)
Comprehensive loss	$(17,961)	$(15,517)	$(32,570)	$(67,310)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months ended September 30, 2025 and 2024

(Unaudited, in thousands, except for share amount)

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2025	61,890	$62	$893,927	$1,113	$(470,121)	$424,981
Issuance of restricted stock, net of shares withheld for employee tax	256	—	(1,380)	—	—	(1,380)
Share-based compensation	—	—	3,116	—	—	3,116
Public offering of common stock, net	5,680	6	146,785	—	—	146,791
Warrants contra revenue	—	—	38	—	—	44
Equity exchanged to shares	239	—	3,500	—	—	3,500
Foreign currency translation adjustment	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(17,936)	(17,936)
September 30, 2025	68,065	$68	$1,045,986	$1,088	$(488,057)	$559,085

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2024	40,645	$41	$502,387	$(1,531)	$(314,403)	$186,494
Issuance of restricted stock, net of shares withheld for employee tax	279	—	(383)	—	—	(383)
Share-based compensation	—	—	2,944	—	—	2,944
Public offering of common stock, net	3,928	4	38,544	—	—	38,548
Foreign currency translation adjustment	—	—	—	2,240	—	2,240
Net loss	—	—	—	—	(17,757)	(17,757)
September 30, 2024	44,852	$45	$543,492	$709	$(332,160)	$212,086

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2024	49,393	$49	$683,462	$(2,548)	$(451,851)	$229,112
Issuance of restricted stock, net of shares withheld for employee tax	1,381	1	(9,182)	—	—	(9,181)
Share-based compensation	—	—	8,842	—	—	8,842
Public offering of common stock, net	17,052	18	342,544	—	—	342,562
Equity exchanged to shares	239	—	3,500	—	—	3,500
Warrants contra revenue	—	—	16,820	—	—	16,820
Foreign currency translation adjustment	—	—	—	3,636	—	3,636
Net loss	—	—	—	—	(36,206)	(36,206)
September 30, 2025	68,065	$68	$1,045,986	$1,088	$(488,057)	$559,085

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	capital	gain (loss)	earnings	equity
December 31, 2023	38,148	$38	$478,972	$975	$(265,116)	$214,869
Stock options exercised, net of shares withheld for employee tax	1	—	(2)	—	—	(2)
Issuance of restricted stock, net of shares withheld for employee tax	1,024	1	(3,054)	—	—	(3,053)
Share-based compensation	—	—	9,050	—	—	9,050
Public offering of common stock, net	5,677	6	58,489	—	—	58,495
Shares converted by Notes holders	2	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	(266)	(2)	(268)
Net loss	—	—	—	—	(67,042)	(67,042)
September 30, 2024	44,852	$45	$543,492	$709	$(332,160)	$212,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net loss	$(36,206)	$(67,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	5	1,802
Inventory reserve adjustment	5,383	2,386
Depreciation and amortization	19,491	15,293
Amortization of debt issuance costs and premium	(771)	1,037
Gain on disposal of assets	31	33
Share-based compensation	8,842	11,841
Warrants contra revenue	91	—
Unrealized foreign exchange loss (gain)	485	(25)
Changes in operating assets and liabilities:
Accounts receivable, trade	(107,232)	(28,884)
Trade notes receivable	—	172
Inventories, net	(84,612)	(2,760)
Other current assets	(11,342)	(2,031)
Operating right of use asset	(31,851)	784
Accounts payable	45,176	23,099
Accrued liabilities	15,667	612
Unearned revenue	—	(364)
Lease liability	31,992	(863)
Net cash used in operating activities	(144,851)	(44,910)
Investing activities:
Purchase of property, plant and equipment	(104,113)	(15,027)
Deposits and prepaid for equipment	(21,289)	(6,026)
Purchase of intangible assets	(270)	(374)
Net cash used in investing activities	(125,672)	(21,427)
Financing activities:
Proceeds from line of credit borrowings	51,325	35,639
Repayments of line of credit borrowings	(50,778)	(29,952)
Proceeds from bank acceptance payable	88,628	24,831
Repayments of bank acceptance payable	(74,226)	(30,484)
Payments of tax withholding on behalf of employees related to share-based compensation	(9,181)	(3,053)
Payment on convertible notes	(81)	(216)
Proceeds from common stock offering, net	342,561	58,494
Cash settlement of Share-based compensation	—	(2,791)
Net cash provided by financing activities	348,248	52,468
Effect of exchange rate changes on cash	(6,141)	139
Net increase (decrease) in cash, cash equivalents and restricted cash	71,584	(13,730)
Cash, cash equivalents and restricted cash at beginning of period	79,133	55,097
Cash, cash equivalents and restricted cash at end of period	$150,717	$41,367
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$2,387	$2,635
Income taxes	—	1
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$5,432	$(411)
Net change in deposits and prepaid for equipment related to property and equipment additions	(15,056)	276
Non-cash operating and financing activities:
Warrant issued and vested to customer	16,739	—

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and September 30, 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Product Warranty

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that  may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs  may exceed the accrual, in which case the cost of sales will increase in the future. As of September 30, 2025 and  December 31, 2024, the amount of accrued warranty was $0.45 million and $0.28 million, respectively.

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2025, as compared to the significant accounting policies described in its 2024 Annual Report.

Recent Accounting Pronouncements

   In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires more detailed disclosures, on an annual and interim basis, related to the Company’s reportable segment. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. See Note 17 Segment and Geographic Information for further details about the impact of this ASU on the Company’s financial statements.

Recent Accounting Pronouncements Yet to be Adopted

 In May 2024, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2025-04 "Share-Based Consideration Payable to a Customer". The standard is effective for our 2026 annual period, and our interim periods beginning in 2027. The Company is currently evaluating the impact of the new standard will have on its annual financial statements and related disclosures.

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

In July 2025, the FASB issued ASU No. 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025. The Company plans to adopt this ASU on the effective date and does not expect it to have a material impact on the Company’s financial statements.

In September 2025, the FASB issued ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

Note 3.  Revenue Recognition

Disaggregation of Revenue

Revenue is classified based on the location where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Segment and Geographic Information."

Revenue is also classified by major product categories and is presented below (in thousands):

	Three months ended September 30,
		% of		% of
	2025	Revenue	2024	Revenue
CATV	$70,602	59.5%	$20,947	32.2%
Data Center	43,935	37.0%	40,945	62.8%
Telecom	3,742	3.2%	2,798	4.3%
Other	351	0.3%	461	0.7%
Total Revenue	$118,630	100.0%	$65,151	100.0%

	Nine months ended September 30,
		% of		% of
	2025	Revenue	2024	Revenue
CATV	$191,123	59.5%	$35,501	23.8%
Data Center	120,775	37.5%	104,283	69.9%
Telecom	8,618	2.7%	7,445	5.0%
Other	925	0.3%	1,865	1.3%
Total Revenue	$321,441	100.0%	$149,094	100.0%

Unearned Revenue

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Unearned revenues solely relate to statement of work with Microsoft regarding contract prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet dates. Unearned revenue balance as of  September 30, 2025 and  December 31, 2024 were both zero. For the three months ended September 30, 2025 and 2024, revenue recognized from the unearned revenue balance was $0 and $0.1 million, respectively. For the nine months ended September 30, 2025 and 2024, revenue recognized from the unearned revenue balance was $0 and $0.4 million, respectively. The unearned revenue was as follows for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Unearned revenue, beginning of period	$—	$1,570	$—	$1,803
Additional unearned revenue	—	—	—	—
Revenue recognized	—	131	—	364
Unearned revenue, end of period	$—	$1,439	$—	$1,439

Customer Warrant

On March 13, 2025, the Company issued a warrant (the "Customer Warrant") to a wholly-owned subsidiary of Amazon.com, Inc. to purchase up to an aggregate of 7,945,399 shares of the Company's common stock ("Warrant Shares") at an exercise price of $23.6956 per share. The Customer Warrant has a contractual term of 10 years. At the time of the issuance, the Customer Warrant is exercisable to purchase 1,324,233 Warrant Shares. The remaining 6,621,166 Warrant Shares may vest over the next 10 years, dependent on aggregate purchases by or on behalf of Amazon and its affiliates of $4 billion of the Company's products over this time period. The Company accounts for the Customer Warrant as an equity classified share-based consideration to a customer and will recognize the grant-date fair value of the Customer Warrant as a reduction of revenue from Amazon as the related goods or services are transferred.The grant date fair value of the Customer Warrant was determined to be $12.64 per share, using the Black-Scholes-Merton option pricing model.

The per share grant date fair value of the Customer Warrant was estimated using the following assumptions:

At Grant Date
Expected volatility	80.00%
Weighted-average expected term (in years)	10
Risk-free interest rate	4.23%
Dividend yield	—%
Fair value per ordinary share at grant date	$15.87

For the nine months ended September 30, 2025, the Company recognized approximately $4 million of revenue associated with customer arrangements that included the issuance of warrants. The impact of these arrangements on the Company’s consolidated financial statements was not material for the periods presented. As of September 30, 2025, the Company recorded other current asset of $1.7 million and other noncurrent asset of $15.0 million, representing the aggregate grant-date fair value of 1,324,233 Warrant Shares vested at the issuance.

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

On  October 7, 2024, Prime World entered into a Land and Building Lease Agreement with San Ho Enterprise Co., Ltd. ("San Ho Enterprise"), under which Prime World will lease approximately 38,072 square feet, of two adjoining parcels of land, in New Taipei City. The lease also includes a building on these parcels, totaling approximately 3,406 square meters, or approximately 36,662 square feet. The lease term is for fifteen years, commencing on  December 1, 2024, and ending on  November 30, 2039. A two-month renovation period from  October 1 to  November 30, 2024,  preceded the lease term, during which no rent was charged by San Ho Enterprise. During the lease term, the monthly rent will increase by three percent (3%) every three years.

On June 7, 2025, Prime World entered into a Land and Building Lease Agreement with San Ho Electric Machinery Industry Co., Ltd. ("San Ho Electric") in Taoyuan City. On August 20, 2025,  Prime World terminated the lease with San Ho Electric and agreed to pay a termination fee in full settlement of rent, fees, damages and other amounts arising from the early termination of the lease.

On September 1, 2025, Prime World entered into a Lease Agreement with International Games System Co., Ltd., under which Prime World will lease a parcel of land with a total area of approximately 65,580 square feet, in New Taipei City. The lease includes a building on the parcel, totaling approximately 346,212 square feet, excluding approximately 54,086 square feet of the leased property which has previously been leased to an existing tenant. The lease term is for fifteen years, commencing November 1, 2025 and ending October 31, 2040. A two-month renovation period from September 1 to October 1, 2025 will precede the lease term, during which no rent will be charged. During the lease term, the monthly rent will increase by three percent (3%) every five years. On October 28, 2025, we entered into a lease to include the first floor which was previously excluded in the September 1, 2025 lease.

On September 19, 2025, the Company entered into a Lease Agreement with Coleman Logistics Assets LLC (“Coleman”), pursuant to which the Company will lease approximately 209,665 square feet of space located at 1111 Gillingham Lane, Sugar Land, Texas 77478. The leased premises will be used by the Company primarily for manufacturing and related operations. The lease has a term of 126 months, commencing on the earlier of (i) the date the Company commences manufacturing operations within the leased premises, (ii) the date on which the leasehold improvements are substantially completed, or (iii) March 31, 2026, and expiring approximately 126 months thereafter, unless earlier terminated in accordance with the lease. Coleman has agreed to provide a construction allowance toward the cost of leasehold improvements in an amount equal to the lesser of (i) the actual aggregate cost of such improvements or (ii) $1,886,985. Base rent under the lease is abated for the first seven months of the term and thereafter increases on a scheduled basis through the end of the term, reflecting an average annual escalation of approximately 3.5%. Beginning in the eighth month of the term, base rent will be $7.44 per rentable square foot on an annual basis (approximately $129,992 per month), escalating periodically to $10.49 per rentable square foot on an annual basis (approximately $183,367 per month) during the final six months of the term.

Although the lease agreement was executed prior to September 30, 2025, the lease had not yet commenced as of that date, as Coleman is currently completing required improvements to the leased premises. The Company expects the lease to commence in the first quarter of 2026, at which time the Company will recognize a right-of-use (“ROU”) asset and a corresponding lease liability on its consolidated balance sheet. The total undiscounted lease payments over the initial lease term are approximately $21.9 million, which will be recognized upon lease commencement. No ROU asset or lease liability related to this agreement has been recorded as of September 30, 2025.

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

Lease expense is included under general and administrative expenses and were $1.1 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, lease expenses were $2.4 million and $1.1 million, respectively. The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease expense	$840	$318	$1,771	$1,028
Short Term lease expense	257	41	614	62
Total lease expense	$1,097	$359	$2,385	$1,090

Maturities of lease liabilities are as follows for the future one-year periods ending  September 30, 2025 (in thousands):

Fiscal years:	Operating
2025 (remaining 3 months)	$632
2026	3,246
2027	3,206
2028	3,214
2029	3,211
2030 and thereafter	35,781
Total lease payments	49,290
Less imputed interest	(6,271)
Present value	$43,019

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Nine months ended September 30,
	2025	2024
Weighted Average Remaining Lease Term (Years) - operating leases	13.91	4.38
Weighted Average Discount Rate - operating leases	3.11%	3.12%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,652	$964

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$136,961	$67,428
Restricted cash	13,756	11,705
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$150,717	$79,133

Restricted cash includes guarantee deposits for customs duties, a China government subsidy fund, and deposits as collateral in order to secure bank acceptance notes issued to vendors. As of  September 30, 2025 and   December 31, 2024, there were $9.7 million and $8.5 million of restricted cash required for bank acceptance notes issued to vendors, respectively. In addition, as of  September 30, 2025 and  December 31, 2024 certificates of deposit associated with credit facilities with a bank in China were $0 and $2.5 million, respectively. There were $1.0 million and $0.7 million guarantee deposits for customs duties as of  September 30, 2025 and  December 31, 2024 respectively. There were $3.0 million and $0 government subsidy funds as of  September 30, 2025 and  December 31, 2024, respectively.

Note 6. Loss Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options, restricted stock units and senior convertible notes outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive. Therefore, basic and diluted loss per share are the same. On March 13, 2025, the Company issued 7,945,399 stock warrants to a subsidiary of Amazon, and 1,324,233 warrants have been vested upon signing the warrant agreement. For the three months ended September 30, 2025,  such warrants are in the money, the warrants are considered dilutive instruments; For the nine months ended September 30, 2025, such warrants are out of money, they are not considered dilutive instruments.

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(17,936)	$(17,757)	$(36,206)	$(67,042)
Denominator:
Weighted average shares used to compute net loss per share
Basic	63,329	42,312	56,762	40,021
Diluted	63,329	42,312	56,762	40,021
Net loss per share
Basic	$(0.28)	$(0.42)	$(0.64)	$(1.68)
Diluted	$(0.28)	$(0.42)	$(0.64)	$(1.68)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Restricted stock units	2,248	2,097	2,435	2,543
Shares for convertible senior notes	2,966	5,264	3,072	5,264
Amazon Warrant	1,324	—	—	—
Total antidilutive shares	6,538	7,361	5,507	7,807

Note 7.  Inventories

Inventories, net consist of the following for the periods indicated (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$108,606	$50,379
Work in process and sub-assemblies	77,214	35,716
Finished goods	121	17,291
Allowance for inventory	(15,727)	(15,251)
Total inventories	$170,214	$88,135

For the three months ended September 30, 2025 and 2024, the inventory reserve adjustment expensed for inventory was $2.1 million and $0.7 million, respectively. For nine months ended September 30, 2025 and 2024, the inventory reserve adjustment expensed for inventory was $5.4 million and $2.4 million, respectively.

For the three months ended September 30, 2025 and 2024, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $4.4 million and $0.7 million, respectively. For the nine months ended September 30, 2025 and 2024, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $6.3 million and $2.4 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2025	December 31, 2024
Land improvements	$806	$806
Buildings and improvements	134,349	118,648
Machinery and equipment	363,264	275,617
Furniture and fixtures	6,393	5,150
Computer equipment and software	16,706	13,369
Transportation equipment	673	647
	522,191	414,237
Less accumulated depreciation	(227,918)	(204,500)
	294,273	209,737
Construction in progress	14,929	8,397
Land	1,101	1,101
Total property, plant and equipment, net	$310,303	$219,235

For the three months ended September 30, 2025 and 2024, the depreciation expense of property, plant and equipment was $7.3 million and $5.1 million, respectively. For the nine months ended September 30, 2025 and 2024, the depreciation expense of property, plant and equipment was $19.2 million and $15.0 million, respectively.

As of September 30, 2025, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2025
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$10,192	$(6,709)	$3,483
Trademarks	236	(79)	157
Total intangible assets	$10,428	$(6,788)	$3,640

	December 31, 2024
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,873	$(6,355)	$3,518
Trademarks	218	(56)	162
Total intangible assets	$10,091	$(6,411)	$3,680

For the three months ended September 30, 2025 and 2024, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.3 million and $0.3 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 8.1 years.

On September 30, 2025, future amortization expenses for intangible assets for future periods are estimated to be (in thousands):

2025 (remaining 3 months)	$113
2026	451
2027	451
2028	451
2029	451
2030 and thereafter	1,723
$3,640

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

The Company's accounts receivable was $224.0 million as of September 30, 2025. Of this amount, $193.7 million was due from DigiComm International Inc. For the three months ended September 30, 2025 and 2024, our top ten customers represented 97% and 96% of our revenue, respectively. For the nine months ended September 30, 2025 and 2024, our top ten customers represented 97% and 94% of our revenue, respectively.

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of  September 30, 2025 were $134.8 million and $130.1 million, respectively. As of December 31, 2024, the fair value and carrying amount of our convertible senior notes was $148.6 million and $134.5 million, respectively. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2025	December 31, 2024
Revolving line of credit with a China bank up to $24.3 million with interest between 4.00% and 4.35%, terminated on June 18, 2025	$-	$13,466
Revolving line of credit with a China bank up to $35.2 million with interest at 2.6%, maturing July 29, 2030	14,355	-
Credit facility with a China bank up to $28.5 million with interest between 3.10% and 4.35%, terminated on July 23, 2025	-	13,216
Revolving line of credit with a China bank up to $22.9 million with interest at 2.95%, maturing June 26, 2030	13,623	-
Total	27,978	26,682
Less current portion	(27,978)	(26,682)
Non-current portion	$-	$-

Bank Acceptance Notes Payable	September 30, 2025	December 31, 2024
Bank acceptance notes issued to vendors with zero handling fees	$34,046	$19,260

The loans are all within one year of the balance sheet date of September 30, 2025.

SPD Credit Line

On May 24, 2024, Global entered into a five-year revolving credit line with Shanghai Pudong Development Bank Co., Ltd. ("SPD"), totaling 170,000,000 RMB (the “SPD Credit Line”) or approximately $23.9 million at that time. On June 18, 2025, Global used the CCB Credit Facility, as described hereinbelow, to repay certain amounts outstanding under the SPD Credit Line. Upon repayment, Global terminated the SPD Credit Line effective June 18, 2025.

On July 18, 2025, Global entered into a one-year credit facility with SPD, totaling 82,000,000 RMB (the “¥82M Credit Facility”), or approximately $11.4 million at that time. Borrowing under the ¥82M Credit Facility will be used to repay the Company’s outstanding loans with China Zheshang Bank Co., Ltd., and for general corporate and capital investment purposes.

On July 29, 2025, Global entered into a five-year revolving credit line agreement with SPD in Ningbo City, China, totaling 250,000,000 RMB (the "¥250M SPD Credit Line"), or approximately $34.9 million at that time, and a mortgage contract. Borrowing under the ¥250M SPD Credit Line will be used for general corporate and capital investment purposes. Any credit previously extended by SPD will be applied against the available amount under the ¥250M SPD Credit Line, inclusive of the ¥82M Credit Facility. Global's obligation under the ¥250M SPD Credit Line will be secured by certain real property owned by Global. As of September 30, 2025, $14.4 million was outstanding under the ¥250M SPD Credit Line, and the outstanding balance of bank acceptance notes under this bank issued to vendors was $19.9 million. The unused credit as of September 30, 2025 was $6.9 million.

CZB Loan

On June 7, 2022, Global entered into a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million at that time. On July 23, 2025, Global used the ¥82M Credit Facility, as described hereinabove, to repay certain amounts outstanding under the ¥200M Credit Facility. Upon repayment, Global terminated the ¥200M Credit Facility effective July 23, 2025.

As of September 30, 2025, the outstanding balance of bank acceptance notes issued to vendors was $4.3 million.

CCB Loan

On June 12, 2025, Global entered into a one-year credit facility with China Construction Bank Co., Ltd., in Ningbo, City, China ("CCB"), totaling 96,800,000 RMB (the "CCB Credit Facility"), or approximately $13.5 million at that time.

On June 26, 2025, Global entered into a five-year revolving credit line agreement with CCB, totaling 162,260,000 RMB (the "CCB Credit Line"), or approximately $22.7 million at that time. The amount available under the CCB Credit Line is inclusive of the CCB Credit Facility previously granted by CCB on June 12, 2025. As of September 30, 2025, there was $13.6 million outstanding under the CCB Credit Line, The outstanding balance of bank acceptances notes under this bank issued to vendors was $7.0 million as of September 30, 2025.The unused credit as of September 30, 2025 was $1.9 million.

BOKF Loan

On July 31, 2025, the Company entered into a Loan and Security Agreement (the “BOKF Credit Facility”) with BOKF, NA dba BOK Financial, as agent for secured parties. The BOKF Credit Facility provides the Company with a three-year, $35 million revolving line of credit, with the ability to request additional lender commitments in an aggregate amount not to exceed $40 million (for a total aggregate amount of $75 million) pursuant to certain conditions. As of September 30, 2025, $0 was outstanding under the BOKF Credit Facility.

As of  September 30, 2025 and December 31, 2024, the Company had $43.8 million and $24.8 million of unused borrowing capacity, respectively.

As of  September 30, 2025 and December 31, 2024, there was $9.7 million and $8.5 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

On  December 18, 2024, the Company entered into exchange agreements with certain holders of the 2026 Notes to exchange approximately $76.7 million principal amount of the 2026 Notes for aggregate consideration consisting of (i) $125.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2030 (the "2030 Notes"), (ii) 1,487,874 shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") and (iii) approximately $89.6 thousands of cash in aggregate, representing accrued and unpaid interest on the 2026 Notes and the value of fractional shares of Common Stock (such transactions, collectively, the "Exchanges"). The Exchanges closed on  December 23, 2024. There was $3.5 million principal amount for the 2026 Notes remaining. On July 30, 2025, the Company retired the final $3.5 million principal and accrued and unpaid interest on the 2026 Notes by exchanging such outstanding principal for 239,404 shares of the Company's common stock and by paying the accrued and outstanding interest in cash.

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

The following table presents the carrying value of the 2026 Notes and the 2030 Notes for the periods indicated (in thousands):

	September 30,	December 31,
	2025	2024
2026 Notes
Principal	$-	$3,500
Unamortized debt issuance costs	—	(83)
Net carrying amount	-	3,417
2030 Notes
Principal	125,000	125,000
Premium upon issuance	8,888	10,416
Unamortized debt issuance costs	(3,768)	(4,336)
Net carrying amount	130,120	131,080
Total net carrying amount	$130,120	$134,497

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

The following table sets forth interest expense information related to the 2026 Notes and 2030 Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$364	$1,053	$1,157	$3,161
Amortization of debt issuance costs	220	363	650	1,072
Total interest cost	$584	$1,416	$1,807	$4,233
Effective interest rate	1.0%	5.3%	1.0%	5.3%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll	$21,390	$13,136
Accrued employee benefits	5,609	4,014
Accrued state and local taxes	1,451	824
Accrued interest	740	114
Accrued shipping and tariff expenses	826	803
Advanced payments	255	188
Accrued commission expenses	1,085	768
Accrued professional fees	563	406
Accrued product warranty	454	277
Accrued other	1,762	1,561
Total accrued liabilities	$34,135	$22,091

Note 14.  Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Government subsidy income	$3,219	$43	$4,717	$370
Foreign exchange gain (loss)	(2,438)	172	3,915	216
Other non-operating gain (loss)	(79)	121	(45)	1,371
Total other income (expenses) , net	$702	$336	$8,587	$1,957

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the 2021 Equity Incentive Plan ("2021 Plan")
●	the 2023 Equity Inducement Plan ("Inducement Plan")

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

Performance Based Incentive Plan

Starting in 2021, certain senior executives were granted performance stock units ("PSUs") under our Amended and Restated 2021 Equity Incentive Plan ("2021 Plan"), which generally vest over a three-year period subject to achievement of certain pre-established performance metrics. The number of shares of common stock that would ultimately be issued to settle PSUs granted ranged from 0% to 200% of the target number of shares granted. We estimate the fair value of the PSUs on the date of grant using a Monte Carlo simulation model, with stock-based compensation expense recognized ratably over the applicable three-year performance period. The Company recognized stock-based compensation expense for the PSUs for the three months ended  September 30, 2025 and 2024 of $1.2 million and $3.8 million, respectively. The Company recognized stock-based compensation expense for the PSUs for the nine months ended  September 30, 2025 and 2024 of $3.3 million and $5.8 million, respectively.

The following is a summary of PSU activity for the nine months ended September 30, 2025:

		Weighted
		Average	Weighted	Aggregate
	Number of	Exercise	Average	Intrinsic
	shares	Price	Fair Value	Value
	(in thousands, except price data and Contractual Life)
Outstanding at January 1, 2025	1,447	—	$7.72	$53,347
Granted	719	—	6.94	8,851
Exercised	(978)	$14.76	2.48	14,431
Forfeited	—	—	—	—
Outstanding, September 30, 2025	1,189	—	11.55	30,541
Vested and expected to vest	1,189	—	$11.55	$30,541

As of September 30, 2025, there was $6.2 million of unrecognized stock-based compensation expense related to outstanding PSUs, which expense is expected to be recognized over 1.9 years.

Restricted Stock Units

The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding, January 1, 2025	2,231	—	$6.04	$82,243
Granted	489	—	12.38	6,055
Released	(940)	$6.22	22.59	21
Cancelled/Forfeited	(40)	—	5.91	1,040
Outstanding, September 30, 2025	1,074	—	7.73	45,124
Vested and expected to vest	1,074	—	$7.73	$45,124

As of September 30, 2025, there was $12.1 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.3 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Share-based compensation - by expense types
Cost of goods sold	$87	$116	$264	$355
Research and development	293	356	900	1,114
Sales and marketing	275	334	1,097	1,160
General and administrative	2,460	2,137	6,580	9,212
Total share-based compensation expense	$3,116	$2,943	$8,842	$11,841

Note 16.  Income Taxes

For the three months ended September 30, 2025 and 2024, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

The Company continually monitors and performs an assessment of the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at  September 30, 2025 was appropriate.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act.  In addition, the OBBBA makes changes to certain U.S. corporate and international tax provisions which are generally not effective until 2026.  For example, as a U.S. domiciled company, the income from the Company's foreign subsidiaries is subject to the U.S. tax provisions under Internal Revenue Code Section 951A, which, as amended by the OBBBA, generally will require that net Controlled Foreign Corporation (“CFC”) tested income (formerly referred to as global intangible low-taxed income, or GILTI) be included in the taxable income of U.S. entities for tax years after December 31, 2025. We are currently evaluating the impact of the new legislation but do not expect it to have a material impact on our financial statements since we currently have a full valuation allowance applied against our deferred tax assets.

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

Our CODM uses net income or loss to allocate resources and assess performance. The CODM regularly reviews the consolidated net income or loss to make strategic decisions, such as capital expenditure plan, production plan and manpower allocation. The following table is in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$118,630	$65,151	$321,441	$149,094
Cost of goods sold	(85,367)	(49,234)	(226,472)	(116,023)
Adjusted research and development	(20,951)	(13,072)	(58,653)	(37,018)
Adjusted sales and marketing	(9,586)	(4,441)	(22,181)	(11,480)
Adjusted general and administrative	(16,518)	(10,428)	(43,742)	(30,249)
Other segment items	(4,144)	(5,733)	(6,599)	(21,366)
Total	$(17,936)	$(17,757)	$(36,206)	$(67,042)

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise property, plant, equipment, land use rights, right of use assets and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
United States	$1,684	$1,659	$3,638	$6,336
Taiwan	43,799	34,663	111,132	88,225
China	73,147	28,829	206,671	54,533
Total	$118,630	$65,151	$321,441	$149,094

	September 30,	December 31,
	2025	2024
Long-lived assets:
United States	$96,040	$78,415
Taiwan	126,667	46,912
China	144,199	98,453
Total	$366,906	$223,780

Note 18.  Commitments and contingencies

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

Note 19.  Subsequent Events

On October 13, 2025, the board of the Company approved capital injection to Prime World and also its branch office in Taiwan.

On October 28, 2025, Prime World entered into a new Premises Lease Agreement with International Games System Co., Ltd. to lease the remaining 54,086 square feet of the building Prime World leased on September 1, 2025 in New Taipei City.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in our Annual Report. References to "Applied Optoelectronics," “we," "our" and "us" are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

Trends and Other Matters Affecting Our Business

In early 2025, the U.S. Presidential administration implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. As of November, 2025, significant tariffs and trade sanctions between the United States and China remain in place. In mid-May, 2025, the U.S. administration issued an executive order suspending certain previously announced tariff increases on China and temporarily reinstating a lower baseline tariff, which continues to remain in effect. In early August, the U.S. imposed a 20% reciprocal tariff on most imports from Taiwan. The U.S. remains in active tariff negotiations with key trading partners, including China and Taiwan, though the final outcomes of these negotiations remain uncertain. Although we have not been significantly impacted by the increased tariffs imposed on China to date, newly imposed or future tariffs, trade restrictions and retaliatory measures could result in revenue reduction, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended June 30,				Nine months ended September 30,
	2025		2024		2025		2024
Revenue, net	$118,630	100.0%	$65,151	100.0%	$321,441	100.0%	$149,094	100.0%
Cost of goods sold	85,367	72.0%	49,234	75.6%	226,472	70.5%	116,023	77.8%
Gross profit	33,263	28.0%	15,917	24.4%	94,969	29.5%	33,071	22.2%
Operating expenses
Research and development	21,265	17.9%	13,428	20.6%	59,687	18.6%	38,218	25.7%
Sales and marketing	9,871	8.3%	4,796	7.4%	23,363	7.3%	14,503	9.7%
General and administrative	20,314	17.1%	14,240	21.8%	55,020	17.1%	44,786	30.0%
Total operating expenses	51,450	43.4%	32,464	49.8%	138,070	43.0%	97,507	65.4%
Loss from operations	(18,187)	(15.3)%	(16,547)	(25.4)%	(43,101)	(13.5)%	(64,436)	(43.2)%
Other income (expense)
Interest income	451	0.4%	156	0.2%	961	0.3%	509	0.4%
Interest expense	(902)	(0.8)%	(1,702)	(2.6)%	(2,653)	(0.8)%	(5,072)	(3.4)%
Other income, net	702	0.6%	336	0.5%	8,587	2.7%	1,957	1.3%
Total other income (expense), net	251	0.2%	(1,210)	(1.9)%	6,895	2.2%	(2,606)	(1.7)%
Loss before income taxes	(17,936)	(15.1)%	(17,757)	(27.3)%	(36,206)	(11.3)%	(67,042)	(45.0)%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(17,936)	(15.1)%	$(17,757)	(27.3)%	$(36,206)	(11.3)%	$(67,042)	(45.0)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three months ended September 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
CATV	$70,602	59.5%	$20,947	32.2%	$49,655	237.1%
Data Center	43,935	37.0%	40,945	62.8%	2,990	7.3%
Telecom	3,742	3.2%	2,798	4.3%	944	33.7%
Other	351	0.3%	461	0.7%	(110)	(23.9)%
Total Revenue	$118,630	100.0%	$65,151	100.0%	$53,479	82.1%

	Nine months ended September 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
CATV	$191,123	59.5%	$35,501	23.8%	$155,622	438.4%
Data Center	120,775	37.5%	104,283	69.9%	16,492	15.8%
Telecom	8,618	2.7%	7,445	5.0%	1,173	15.8%
Other	925	0.3%	1,865	1.3%	(940)	(50.4)%
Total Revenue	$321,441	100.0%	$149,094	100.0%	$172,347	115.6%

The changes in revenue during both the three months and the nine months ended September 30, 2025 and 2024 were primarily due to increased demand from customers.

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

For the third quarter of 2025, CATV revenue increased $49.7 million, or 237.1%, compared to the third quarter of 2024. For the nine months ended September 30, 2025 and 2024, CATV increased $155.6 million, or 438.4%. The increases were due to the recovery in market demand for our products, which is being driven by the beginning of a major network upgrade project by a major North American MSO customer.

For the three months ended September 30, 2025 and 2024, our top ten customers represented 98% and 96% of our revenue, respectively. For the nines months ended September 30, 2025 and 2024, our top ten customers represented 97% and 94% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended September 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$85,367	72.0%	$49,234	75.6%	$36,133	73.4%
Gross profit	33,263	28.0%	15,917	24.4%	17,346	109.0%

	Nine months ended September 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$226,472	70.5%	$116,023	77.8%	$110,449	95.2%
Gross margin	94,969	29.5%	33,071	22.2%	61,898	187.2%

Cost of goods sold increased by $36.1 million, or 73.4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Cost of goods sold increased by $110.4 million, or 95.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in cost of goods sold was mainly due to increased revenue.

Gross profit increased by $17.3 million, or 109.0%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Gross profit increased by $61.9 million, or 187.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily due to higher sales on our high gross margin products and ongoing efforts to reduce production costs.

Operating expenses

	Three months ended September 30,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$21,265	17.9%	$13,428	20.6%	$7,837	58.4%
Sales and marketing	9,871	8.3%	4,796	7.4%	5,075	105.8%
General and administrative	20,314	17.1%	14,240	21.8%	6,074	42.7%
Total operating expenses	$51,450	43.4%	$32,464	49.8%	$18,986	58.5%

	Nine months ended September 30,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$59,687	18.6%	$38,218	25.7%	$21,469	56.2%
Sales and marketing	23,363	7.3%	14,503	9.7%	8,860	61.1%
General and administrative	55,020	17.1%	44,786	30.0%	10,234	22.9%
Total operating expenses	$138,070	43.0%	$97,507	65.4%	$40,563	41.6%

Research and development expense

Research and development expense increased by $7.8 million, or 58.4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Research and development expense increased by $21.5 million, or 56.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increases were primarily due to increased personnel-related expense and increased  R&D related project costs. The increases in R&D expenses were driven by customer demand for new products as well as acceleration of previously-planned project expenditures which were necessary to accommodate accelerated demand projections for these products from certain customers.

Sales and marketing expense

Sales and marketing expense increased by $5.1 million, or 105.8%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Sales and marketing expense increased by $8.9 million, or 61.1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increases were primarily due to the increased business development effort in our CATV and data center businesses along with higher shipping costs.

General and administrative expense

General and administrative expense increased by $6.1 million, or 42.7%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. General and administrative expense increased by $10.2 million, or 22.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increases were primarily due to increased personnel-related expense.

Other income (expense), net

	Three months ended September 30,				Change
	2025		2024
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$451	0.4%	$156	0.2%	$295	189.1%
Interest expense	(902)	(0.8)%	(1,702)	(2.6)%	800	(47.0)%
Other income, net	702	0.6%	336	0.5%	366	108.9%
Total other income (expense), net	$251	0.2%	$(1,210)	(1.9)%	$1,461	(120.7)%

	Nine months ended September 30,				Change
	2025		2024
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$961	0.3%	$509	0.4%	$452	88.8%
Interest expense	(2,653)	(0.8)%	(5,072)	(3.4)%	2,419	(47.7)%
Other income, net	8,587	2.7%	1,957	1.3%	6,630	338.8%
Total other income (expense), net	$6,895	2.2%	$(2,606)	(1.7)%	$9,501	(364.6)%

Interest income increased by $0.3 million, or 189.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Interest income increased by $0.5 million, or 88.8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to higher saving balances in the third quarter of 2025.

Interest expense decreased by $0.8 million, or 47.0%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Interest expense decreased by $2.4 million, or 47.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was due to the lower effective interest rate for our 2030 Notes.

Other income (expenses) increased by $0.4 million, or 108.9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Other income (expenses) increased by $6.6 million, or 338.8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was mainly due to the increased government subsidy income and positive foreign exchange impact.

Benefit (provision) for income taxes

The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 0%. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, Taiwan, and China deferred tax assets ("DTA").

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted.  Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States.  On August 16, 2022, the Inflation Reduction Act ("IRA") was also signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax ("Corporate AMT") for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. To the extent that we make investments in expanding manufacturing in our semiconductor fabrication facility in Texas, we believe that the CHIPS Act would provide a refundable tax credit for certain equipment and facilities upgrades. We made significant investments in the nine months ended September 30, 2025 which we believe should qualify for these credits, but we intend to continue to evaluate these and future investments for applicability to the tax credit provisions of the CHIPS Act.

Comprehensive Loss

	Three months ended September 30,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(17,936)	(15.1)%	$(17,757)	(27.3)%	$(179)	1.0%
Gain (Loss) on foreign currency translation adjustment	(25)	(0.0)%	2,240	3.4%	(2,265)	(101.1)%
Comprehensive loss	$(17,961)	(15.1)%	$(15,517)	(23.9)%	$(2,444)	15.8%

	Nine months ended September 30,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(36,206)	(11.3)%	$(67,042)	(45.0)%	$30,836	(46.0)%
Gain (Loss) on foreign currency translation adjustment	3,636	1.1%	(268)	(0.2)%	$3,904	(1456.7)%
Comprehensive loss	$(32,570)	(10.2)%	$(67,310)	(45.2)%	$34,740	(51.6)%

Comprehensive loss increased by $2.5 million, or 15.9%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Comprehensive loss decreased by $34.7 million, or 51.6%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

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

Liquidity and Capital Resources

As of September 30, 2025, we had $43.8 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2025, our cash, cash equivalents and restricted cash totaled $150.7 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

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

On August 27, 2025, the Company entered into an Equity Distribution Agreement (the "Agreement") with Raymond James & Associates and Needham & Company, LLC (collectively, the "Sales Agents" and each, a "Sales Agent") pursuant to which the Company could issue and sell shares of the Company’s common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $150 million (the "Third ATM Offering"),  from time to time through the Sales Agents.

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

On September 22, 2025, the Company completed the Third ATM Offering and sold approximately 5.7 million shares at a weighted average price of $26.41 per share, providing proceeds of approximately $147 million, net of expenses and underwriting discounts and commissions.

The details of the shares of common stock sold through the First ATM Offering, the Second ATM Offering and the Third ATM Offering as of the end of September 30, 2025 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc.	March 2025	3,535,650	$20.71	$73,219	$1,464	$71,755
Raymond James & Associates, Inc.	April 2025	2,110,057	12.69	26,781	536	26,245
Raymond James & Associates and Needham & Company, LLC	June 2025	5,725,948	17.46	100,000	2,000	98,000
Raymond James & Associates and Needham & Company, LLC	September 2025	5,680,235	26.41	150,000	3,000	147,000
Total		17,051,890		$350,000	$7,000	$343,000

Note Offerings

On December 5, 2023, the Company issued $80.2 million of 5.25% convertible senior notes due 2026 (the "2026 Notes"), bearing interest at a rate of 5.25% per year maturing on December 5, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the 2026 Notes generated net proceeds of $76.2 million, after expenses.

On July 30, 2025, the Company retired the final $3.5 million principal and accrued and unpaid interest on the 2026 Notes by exchanging such outstanding principal for 239,404 shares of the Company’s common stock and by paying the accrued and outstanding interest in cash.

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

Operating activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(144,851)	$(44,910)
Net cash used in investing activities	(125,672)	(21,427)
Net cash provided by financing activities	348,248	52,468
Effect of exchange rates on cash and cash equivalents	(6,141)	139
Net increase (decrease) in cash and cash equivalents	$71,584	$(13,730)

For the nine months ended September 30, 2025, net cash used in operating activities was $144.9 million. Net cash used in operating activities consisted of our net loss of $36.2 million after exclusion of non-cash items of $33.6 million. Cash decreased due to an increase in accounts receivable of $107.2 million and an increase in inventory of $84.6 million, partially offset by an increase in accounts payable of $45.2 million.

Investing activities

For the nine months ended September 30, 2025, net cash used in investing activities was $125.7 million, mainly for the purchase of additional property, plant, and equipment.

Financing activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $348.2 million. This increase was due to the net proceeds of $343.0 million from the ATM Offering and proceed of bank acceptance payable of $14.4 million, partially offset by tax payments related share-based compensation of $9.2 million.

Loans and commitments

As of September 30, 2025, we have lending arrangements with on US bank and four financial institutions in China. As of September 30, 2025, we were in compliance with the covenants in the lending arrangements. As of September 30, 2025, we had $43.8 million of unused borrowing capacity.

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

China factory construction

On February 8, 2018, we entered into a construction contract with Zhejiang Xinyu Construction Group Co., Ltd. for the construction of a new factory and other facilities at our Ningbo, China location. Construction costs for these facilities under this contract are estimated to total approximately $27.5 million. As of September 30, 2025, construction of the building shell is complete, and approximately $27.4 million of this total cost has been paid and the remaining portion will be paid in yearly installments for three years after final inspection. We anticipate additional expenses for building improvements to the factory and we are in the process of evaluating the timing of these expenditures and obtaining bids for any such work. Based on forecasts, we believe the factory will be placed in full service in the year 2025 after the construction is completed for the building interior work. Property has been transferred from construction in progress to building and improvement in 2024.

Warrants

On March 13, 2025, we issued a warrant (the "Customer Warrant") to an Amazon affiliate to purchase up to an aggregate of 7,945,399 shares of the Company's common stock ("Warrant Shares") at an exercise price of $23.6956 per share. The Customer Warrant has a contractual term of 10 years. At the time of issuance, the Customer Warrant is exercisable to purchase 1,324,233 Warrant Shares. The remaining 6,621,166 Warrant Shares may vest over the next 10 years, dependent on aggregate purchases by Amazon of $4 billion of our products over this time period. See Note 3 "Revenue Recognition " of our Condensed Consolidated Financial Statements for additional description of the Warrant Shares.

Future liquidity needs

We had cash, cash equivalents and restricted cash of $150.7 million as of September 30, 2025, an increase of approximately $71.6 million compared to December 31, 2024. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory in Taiwan or U.S., changes in our manufacturing capacity and the continuing market acceptance of our products.

As of September 30, 2025, we had a total loan balance (excluding convertible notes) of $28.0 million from various lenders in China and had $43.8 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board may authorize issuance of additional common stock under an at-the-market offering in the future (see the discussion of "Liquidity and Capital Resources" in Item 2).

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

Inflation

The annual inflation rate in the US came down to 2.9% in 2024, compared to 3.4% in 2023. Even though inflation has slowed from the peak, it remained well above the Federal Reserve's objective of 2%. The annual inflation rate in Taiwan came down to 2.1% in 2024 from 2.7% in 2023. The cost of inflation was reflected in increases in shipping costs, labor rates, and in costs of some raw materials. We believe these decreases are related to the supply chain pressure easing and decreasing commodity prices, however the labor market is still tight, and the wage pressure is still high. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results. We do not believe that inflation had a material impact on our business, financial condition, or results of operations during the nine months ended September 30, 2025. However, there is no guarantee that we may increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability.

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

We are affected by changes in currency exchange and interest rates. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed an evaluation of these risks to our financial positions as of December 31, 2024, and updated that analysis as of September 30, 2025, to determine whether material changes in market risks pertaining to currency and interest rates have occurred as a result of the changes in international trade policies, including tariffs and export controls. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A, in our 2024 Form 10-K. Risks related to changes in international trade policies, including tariffs and export controls, particularly those involving the United States and China are described under "Risk Factors."

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024 for a detailed discussion of the risk factors affecting our Company. As of September 30, 2025, there have been no material changes to those risk factors, except as described below.

Recently elevated geopolitical tensions, volatility and uncertainty with respect to international trade policies, including tariffs and export controls, may have a material adverse impact on our business, the markets in which we compete and the world economy.

In recent months since April 2025, the United States and its trading partners have imposed, expanded and revised a wide range of tariffs, reciprocal tariffs, and other trade restrictions—often with minimal notice—disrupting global trade and affecting a wide spectrum of raw materials, components, and finished goods. U.S.-China trade tensions, in particular, have intensified, resulting in elevated tariff rates and signaling the potential for further measures, including those targeting the semiconductor sector. In mid-May, the U.S. administration issued an executive order suspending certain previously announced tariff increases on China and temporarily reinstating a lower baseline tariff, which continues to remain in effect. In early August, 2025, the U.S. imposed a 20% reciprocal tariff on most imports from Taiwan. The U.S. remains engaged in active tariff negotiations with key trading partners, including China and Taiwan, though the final outcomes of these negotiations remain uncertain.

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

Item 5. Other Information

(a) None

(b) None

(c) The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Stefan Murry(1)	CFO	Adoption	August 12, 2025	December 11, 2026	72,000

(1) Stefan Murry, our Chief Financial Officer, entered into a Rule 10b5-1 Plan on August 12, 2025. Dr. Murry's plan provides for the potential sale of up to 72,000 shares of the Company's common stock. The plan is set to expire on December 11, 2026, or upon the earlier completion of all authorized transactions under the plan.

Item 6.   Exhibits

See Exhibit Index.

EXHIBIT INDEX

Number	Description
3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2025).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.3*	Amendment No. 1 to the Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2025).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

4.2*	Indenture, dated as of December 5, 2023 between Applied Optoelectronics, Inc. and Computershare Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.3*	Form of Note representing the Company’s 5.25% Convertible Senior Notes due 2026 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.4*	First Supplemental Indenture, dated as of December 5, 2023, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as trustee (included as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

4.5*	Indenture, dated as of December 23, 2024 between Applied Optoelectronics, Inc. and Computershare Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.6*	Form of Note representing the Company’s 2.75% Convertible Senior Notes due 2030 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.7*	First Supplemental Indenture, dated as of December 23, 2024, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as trustee (included as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.8*	Warrant to Purchase Common Stock of Applied Optoelectronics, Inc. by and between Applied Optoelectronics, Inc. and Amazon.com NV Investment Holdings LLC, dated as of March 13, 2025 (included as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2025).

10.1*	Translation of the Working Capital Loan Contract (RMB82,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated July 18, 2025 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025).

10.2*	Translation of the Financing Credit Line Agreement, dated July 29, 2025, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025).

10.3*	Translation of the Maximum Mortgage Contract (Security Agreement), dated July 29, 2025, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd. (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025).

10.4*	Loan and Security Agreement, dated July 31, 2025, between Applied Optoelectronics, Inc. and BOKF, NA dba BOK Financial (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2025).

10.5*	Revolving Note, dated July 31, 2025, between Applied Optoelectronics, Inc. and BOKF, NA dba BOK Financial (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2025).

10.6*	Translation of the Agreement to Terminate Land and Building Lease dated August 20, 2025, between Prime World International Holdings Ltd., and San Ho Electric Machinery Industry Co., Ltd. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

10.7*	Translation of the Premises Lease Agreement, dated September 1, 2025, between Prime World International Holdings Ltd., Taiwan Branch and International Games System Co., Ltd. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2025).

10.8*	Lease Agreement, dated September 19, 2025, by and between Applied Optoelectronic, Inc., and Coleman Logistics Assets, LLC. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2025).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: November 6, 2025	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)