Form 10-K
period 2025-12-31
APPLIED OPTOELECTRONICS, INC.
filed 2026-02-26
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the Registrant was $1,491,234,829 based upon the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Markets on June 30, 2025 of $25.69 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2026, the Registrant had 75,198,817 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2025.

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

  PART I

Item 1. Business

Overview

Applied Optoelectronics, Inc. (the "Company" or "AOI") is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, cable television ("CATV"), telecommunications, ("telecom"), and fiber-to-the-home ("FTTH"). We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

The CATV market is our most established business, for which we supply a broad array of products, including lasers, transmitters and transceivers, and turn-key equipment. Sales of headend, node and distribution equipment, including amplifiers, have contributed significantly to our revenue in recent years as a result of our ability to meet the needs of CATV equipment vendors who have continued to outsource both the design and manufacturing of this equipment.  In 2023, we began offering many of our CATV products directly to MSO customers, under Quantum Bandwidth™ brand name. We made this strategic decision in order to better address the needs of our MSO customers as we believe they are embarking on a complex and lengthy series of network upgrades that will likely require significant innovation from their equipment suppliers. By selling products directly to these customers, we believe that we will be able to address these needs more efficiently and will improve our time to market for these new innovations, which MSOs have indicated will be critical to timely rollout of their planned network upgrades.

The internet data center market is currently our fastest-growing business. Our customers in this market are generally large internet-based ("hyperscale") data center operators, along with equipment suppliers who supply our products along with others to our hyperscale data center operator customers. In both cases, we supply optical transceivers that plug into switches and servers within the data center and allow these network devices to send and receive data over fiber optic cables. The majority of the data center optical transceivers that we sell utilize our own lasers and subassemblies (we refer to the transceivers subassemblies as "light engines"), and we believe that our in-house technology and manufacturing capability for these lasers and subassemblies gives us an advantage over many of our competitors who often lack either development or manufacturing capabilities for these advanced optical modules. In addition, we believe that the significant automation employed in our production process for data center optical modules gives us advantages over our competitors in the ability to scale production rapidly, which is beneficial because the rapid adoption of artificial intelligence ("AI") is fueling a new wave of investment by hyperscale data center operators, as AI computing is very compute and bandwidth intensive.

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

In 2025, 2024 and 2023, our revenue was $455.7 million, $249.4 million and $217.6 million and our gross margin was 30.0%, 24.8% and 27.1%, respectively. In the years ended December 31, 2025, 2024 and 2023, we had net loss of $38.2 million, $186.7 million and $56.0 million, respectively. At December 31, 2025 and 2024, our accumulated deficits were $493.1 million and $451.9 million, respectively. In 2025, we earned 53.8% of our total revenue from the CATV market and 42.9% of our total revenue from the internet data center market.

In 2025, our key customer in the CATV market was Digicomm. In 2025, 2024, and 2023, Digicomm accounted for 53.1%, 34.1% and 11.3% of our revenue, respectively, and in 2023, ATX Networks accounted for 15.6% of our revenue. In 2025, our key customer in the internet data center market was Microsoft. In 2025, 2024 and 2023, Microsoft accounted for 28.8%, 43.7% and 46.6% of our revenue, respectively, and in 2024, Oracle accounted for 12.4% of our revenue.

Industry Background

During 2025, our four target markets, internet data center, CATV, telecom and FTTH, experienced a significant growth in bandwidth consumption and the corresponding need for network infrastructure improvement to support this growth.

The prevailing trends in our target markets include:

‑

Trends in the Internet Data Center Market. To support the substantial increase in bandwidth consumption, internet data center operators are increasing the scale of their internet data centers and deploying infrastructure capable of higher data transmission rates. As a result, there is an ongoing transition from the use of copper cable, typically at speeds of up to 1 gigabit per second ("Gbps"), to optical fiber as a transport medium, typically providing speeds from 10 Gbps to 1.6 Tbps. In recent years, a number of leading internet companies have adopted more open internet data center architectures, using a mix of systems and components from a variety of vendors, and in some cases designing their own equipment. For these companies, compatibility of new networking equipment with legacy infrastructure is not as important, and consequently, these companies are more willing to work with non-traditional equipment vendors, which we believe creates an opportunity for optical device vendors. Moreover, transmission speeds have continued to increase among the companies who have previously transitioned from copper-based to fiber-based infrastructure, resulting in opportunities for optical device vendors to supply new optical transceivers capable of operating at these higher data rates. In recent years, supply chain disruptions have become increasingly concerning to our customers. As a result, we believe that our ability to manufacture lasers and other data center products in the US represents a competitive advantage compared with many of our competitors who have most or all of their production outside the US. We have developed a highly-automated production process for many of our data center products, and we believe that this gives us advantages over many of our competitors in terms of ability to scale production rapidly, as well as being able to locate production in favorable geographic locations while maintaining relatively low production costs. Hyperscale data center operators have consistently sought and deployed the most advanced technologies to support the compute and bandwidth needs within their facilities, driving the growth of optical networking within data centers. These operators have adopted more open internet data center architectures and have designed their own networking equipment, both of which use a mix of systems and components from a variety of vendors. We have benefited from these trends over the past several years, and we expect to continue to benefit from them. Recently the hyperscale data center operators have begun to build and upgrade their data centers to support AI, offering us a new growth opportunity. The leading-edge AI applications require significantly more compute capacity and bandwidth, driving the need for faster (800Gbps and higher) and innovative optical networking solutions to support the intra-data center connectivity needs.

‑

Trends in the CATV Market. Beginning over two decades ago, CATV service providers have invested extensively to support high speed, two-way communications over their networks and we expect that they will continue to do so. In North America, CATV service providers have most recently upgraded their networks with technologies like DOCSIS 3.1, which enables them to offer high speed internet connections to their customers. In order to increase available bandwidth for their customers beyond the bandwidth possible with DOCSIS 3.1, cable MSOs have supported the development of DOCSIS 4.0, which is primarily aimed at increasing the amount of bandwidth available to offer to customers, and also to making the distribution of bandwidth between "forward-path" (i.e. from the MSO office to the customer) and "return-path" (i.e. from the customer to the MSO office) more flexible. In part, enabling the flexible deployment of bandwidth between forward-path and return-path is an effort by MSOs to enable their networks to more effectively scale with consumer demand trends in the future. MSOs like Comcast and Charter have announced plans to spend billions of dollars over the next few years to upgrade to DOCSIS 4.0 network equipment. As one of the early developers of DOCSIS 4.0 equipment, we believe that this represents a significant opportunity for sales of CATV equipment in the next few years. Beginning in 2025, nearly all of our CATV equipment sold meets DOCSIS 4.0 standards.

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

‑

Invest in US production capacity for data center products. We believe that our flexible and highly-automated production process gives us a competitive advantage by allowing us to locate production in the U.S., which is desirable to our customers, without dramatically increasing the cost of production by doing so. We intend to enhance this advantage by continuing to aggressively invest in U.S. production.

‑

Extend our leadership in CATV networking. We intend to add to our product portfolio in the CATV market following our launch in 2023 of our own branded products to sell directly to MSOs, which we believe offers us further opportunity to enhance our presence as a supplier in the CATV market.

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

‑

Mixed-signal design. As CATV providers continue to evolve from primarily broadcast-video content providers to a mixture of HD video content together with data-connectivity providers, the networks they utilize to offer these services must evolve as well. Older analog networks are giving way to hybrid networks that incorporate both analog and digital signals. For example, many newer networks are being designed with "digital return-path" capabilities, and certain MSOs have begun to deploy "Remote-PHY" technologies.  Both of these technologies involve transporting certain network signals in digital format, and then converting these signals to and from analog signals at various points in the MSO’s network. This combination of analog and digital signaling creates unique design challenges. Our engineers have many years of experience in developing equipment, modules and components that are well suited to these sorts of mixed-signal architectures. We believe that having deep experience in both digital and analog signaling allows us to offer superior solutions to our customers, compared with companies who have expertise in only one of these signal types.

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

As of December 31, 2025 , we had a total of 425 employees working in the R&D department, including 14 with Ph.D. degrees. We continue to recruit talented engineers to further enhance our research and development capabilities. We have research and development departments in our facilities in Texas, Georgia, China and Taiwan. Our research and development teams collaborate on joint projects, and by co-locating with our manufacturing operations enable us to achieve an efficient cost structure and improve our time to market.

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

Patents

As of December 31, 2025, we owned a total of 199 U.S. issued patents, 140 patents issued in China and Taiwan and 10 patents issued in Europe, plus a number of pending U.S. and foreign/international patent applications. Our issued U.S. and foreign patents will expire between 2026 and 2046. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2025, and we continue to obtain new patents through our ongoing research and development.

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

Manufacturing and Operations

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations, and we have an additional research and development facility in Duluth, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD processes), subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, which comprises several buildings in close proximity to each other, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. In addition, in our Taiwan location, we manufacture transceivers for the internet data center, telecom, FTTH and other markets and we also manufacture CATV outdoor equipment including amplifiers. In our China facility, we take advantage of lower labor costs and manufacture certain more labor intensive components and optical equipment systems, such as optical subassemblies and transceivers for the CATV transmitters (at the headend), internet data center market, and CATV outdoor equipment. Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures and each facility is certified to ISO 9001:2015 and ISO 14001:2015.

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

Customers

Our customers are primarily internet data center operators, CATV and telecom equipment manufacturers, and internet service providers. We generally employ a direct sales model in North America and in the rest of the world we use both direct and indirect sales channels. In 2025, 2024 and 2023, we obtained 44.7%, 64.4% and 88.6% of our revenue, respectively, through our direct sales efforts and the remainder of our revenue through our indirect sales channels. Our sales channel partners provide logistical services and day-to-day customer support. Where we sell through an indirect sales channel, we work with the end customer to establish technological specifications for our products. We also from time to time offer design or manufacturing services to customers to assist them in more effectively using our products and realizing time-to-market advantages.

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

In 2025, the largest customer who contributed most to our internet data center revenue was Microsoft. In 2025, our largest CATV customer was Digicomm. In 2025, revenue from CATV market, the internet data center market, telecom market, FTTH and other markets provided 53.8%, 42.9%, 3.0% and 0.3% of our revenue, respectively, compared to 35.2%, 59.5%, 4.4% and 0.9%, respectively, in 2024.

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

We support our sales efforts by attendance at industry trade shows, technical conferences and other promotional efforts. These efforts are aimed at attracting new customers and enhancing our existing customer relationships.

Backlog

We generally make sales pursuant to short-term purchase orders without deposits and subject to rescheduling, revision or cancellation on short notice. We accordingly believe that purchase orders are not an accurate indicator of our future sales and any backlog of purchase orders is not a reliable indicator of our future revenue.

Competition

The optical networking market is intensely competitive. Because of the broad nature of our product offerings, we do not believe that we face a single major competitor across all of our markets. We do, however, experience intense competition in each product area from a number of manufacturers and we anticipate that competition will increase. Our major competitors in one or more of our markets include Coherent Corporation, Eoptolink Technology Inc., Ltd., Foxconn Interconnect Technology Ltd., InnoLight Technology (Suzhou) Ltd., Intel Corporation, Lumentum Holdings, Inc., Mitsubishi, Molex, LLC, Source Photonics, Inc. and Sumitomo Electric Industries, Ltd.

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

Seasonality

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality," regarding seasonality of certain of the Company’s products.

Human Capital

Employees

As of December 31, 2025, we employed 4,691 full-time employees, of which 69 held Ph.D. degrees in a science or engineering field. Of our employees, 548 are located in the U.S., 1,262 are located in Taiwan and 2,881 are located in China.

As of December 31, 2025, none of our employees are represented by any collective bargaining agreement, but certain employees of our China subsidiary are members of a trade union. We have never suffered any work stoppage as a result of an employment related strike or any employee related dispute and believe that we have satisfactory relations with our employees.

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

Over and above our commitment to compliance with all environmental laws, we have further committed ourselves to the following environment goals:

–	Obtain at least 20% of the energy used in our operations from renewable sources
–	Properly recycle waste materials including paper, electronic components, glass and batteries
–	Reduce our generation of hazardous waste by at least 10% over the five year period beginning in 2024

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

Additional information concerning regulatory compliance and a discussion of the risks associated with governmental regulations that may materially impact us is described more fully under the heading "Risk Factors" in this Form 10-K.

Corporate Information

We were incorporated in the State of Texas in 1997. In March 2013, Applied Optoelectronics, Inc., a Texas corporation, converted into a Delaware corporation. Prime World International Holdings, Ltd. ("Prime World") is a wholly-owned subsidiary of the Company incorporated in the British Virgin Islands on January 13, 2006. Prime World is the parent company of Global Technology, Inc. ("Global"). Global was established in June 2002 in the People’s Republic of China ("PRC") and was acquired by Prime World on March 30, 2006. Prime World also operates a division in Taiwan, which is qualified to do business in Taiwan and primarily manufactures transceivers and performs research and development activities.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include but are not limited to, risks related to:

Risks Inherent in Our Business

· significant investments in U.S. manufacturing and automation, which may not achieve expected returns

· a limited number of key customers account for a significant portion of our revenue

· difficulty forecasting customer demand and matching production to demand

· product qualifications

· our ability to compete effectively

· technology adoption cycles

· continually develop new products or fall behind

· adverse global economic conditions

· volatile or slower revenue growth in the future

· potential manufacturing problems affect quality and customer relationships

· high fixed costs due to vertical integration

· changes in U.S. tariff and import/export regulations

· increasing costs and product mix shifts

· financial results may vary significantly on a quarterly basis, leading to stock price volatility

· dependence on key personnel in a rapidly changing market

· limited number of suppliers

· products defects

· epidemic disease could cause business disruptions

· limited ability to use net operating losses

· fluctuations in currency exchange rates

· an acquisition or divestiture may adversely affect our operations

· natural disasters

· lack of shares could affect our ability to retain and recruit talent

Legal and Regulatory Risks

· export and import controls

· shareholder activism

· litigation, administrative action and expenses

Risks Related to our Indebtedness and Future Financing

· indebtedness and liabilities could limit cash flow

· restrictive covenants in loan agreements

· ability to obtain capital on favorable terms or at all

Risks Related to Data Breaches and Network Infrastructures

· data breaches and cyberattacks

· disruptions or failures in information technology systems and network infrastructures

Risks Related to International Trade and Operations

· changes in U.S. and international trade policies

· variety of risks with international sales and operations

Risks Related to Our Operations in China

· changes in economic and political policies in China

· high turnover of direct labor in manufacturing in China

· regulations of loans to our China subsidiary

· China labor laws and increasing labor costs

Risks Related to Intellectual Property Matters

· ability to obtain, maintain, protect and enforce our intellectual property rights

· intellectual property disputes

Risks Related to Our Common Stock

· volatility of the trading price of our Common Stock

· limitations on the ability of holders of our Common Stock to influence corporate matters

· exclusive forum selection clause in our Restated Certificate of Incorporation

Risks Related to Operating Our Business

Significant capital investments in U.S. manufacturing and automation, including investments intended to support artificial intelligence ("AI")-related demand, may not achieve expected returns and could adversely affect our business, financial condition, and results of operations.

We are planning and, in some cases, have already commenced substantial capital investments to expand and modernize our U.S. manufacturing footprint and to increase automation across our operations.

These initiatives include site selection and construction of new or expanded facilities, acquisition and installation of advanced production equipment, deployment of robotics and software-enabled process controls, and related hiring and training of specialized personnel. A significant portion of these investments is predicated on our expectations regarding the growth, timing, and mix of customer demand, including demand we anticipate could be driven by AI-related use cases and workloads across our end markets. These projects involve long lead times, complex execution, and significant upfront and continuing expenditures. If these investments do not yield anticipated productivity gains, cost efficiencies, capacity utilization, or revenue growth, or if the expected AI-driven demand does not materialize, is delayed, or develops differently than we forecast, our returns on invested capital could be materially below our expectations and our business, financial condition, and results of operations could be adversely affected.

Realizing the anticipated benefits from these investments depends on numerous factors, many of which are outside of our control. These include the availability, cost, and performance of specialized equipment; the scalability and reliability of automation technologies and related software; successful integration with existing systems and processes; the recruitment, retention, and training of skilled labor; timely permitting and construction; and the stability and capacity of our suppliers and utility providers. We may experience cost inflation, supply chain constraints, labor market tightness, or delays in equipment delivery, installation, qualification, or regulatory approvals, any of which could increase project costs, extend timelines, reduce expected throughput, or impair quality and yield. We also may face risks related to cybersecurity, data integrity, or system outages associated with increased digitization and automation of our manufacturing environments.

Our investment decisions rely on assumptions regarding long-term customer demand, pricing, product mix, and the competitive landscape. If AI adoption slows, stalls, or follows a trajectory that differs from our planning assumptions, we could incur overcapacity, lower utilization rates, and negative operating leverage. In such circumstances, we may not be able to pass increased fixed costs through pricing, which could compress margins and free cash flow. We may be required to incur additional spending to repurpose, reconfigure, or mothball facilities, or to impair long-lived assets, including construction-in-progress, machinery and equipment, and related intangibles. If anticipated volumes do not materialize, we could also face increased inventory obsolescence risk for AI-adjacent components or inputs, as well as contractual take-or-pay or minimum purchase commitments that exceed our needs.

In addition, our competitors may accelerate or alter their strategies in response to the evolving AI ecosystem, including by pursuing alternative technologies, sourcing models, or geographies. If competitors achieve superior cost positions, faster time-to-market, or better alignment to end-market architectures, our relative returns on new capacity and automation investments could deteriorate. Rapid technological change could also render certain equipment or processes obsolete earlier than expected, necessitating additional capital expenditures or resulting in stranded assets.

Our U.S.-based investments are also affected by government policies, incentives, and regulatory frameworks at the federal, state, and local levels. Changes to, or delays in, incentive programs, tax credits, grants, trade regulations, export controls, labor and workplace rules, environmental requirements, energy policies, or permitting processes could increase project costs, reduce expected benefits, or impact our ability to complete or operate facilities as planned. Reliance on projected incentives or credits that are later reduced, rescinded, or unavailable could adversely affect our expected returns and cash flows.

These risks could be exacerbated by financing conditions, including increases in interest rates, tighter credit availability, or covenant constraints that limit our flexibility to fund projects, absorb schedule slippages, or respond to market developments. If project costs rise, schedules extend, or expected benefits lag, we may need to reevaluate our capital allocation priorities, including deferring, scaling back, or cancelling projects, or redirecting capital to other initiatives. Any of these outcomes could adversely affect our growth prospects, competitive position, liquidity, and ability to achieve our strategic objectives.

The timing and magnitude of the effects described above are inherently uncertain. If our U.S. manufacturing and automation investments, including those premised on expected AI-driven demand, do not achieve intended outcomes on the contemplated schedule or at the anticipated cost, our business, financial condition, and results of operations could be materially and adversely affected.

We are dependent on our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, any of our key customers would adversely impact our revenue and results of operations.

We generate much of our revenue from a limited number of customers. For each year ended 2025, 2024 and 2023, our top ten customers represented 96.6%, 95% and 92.7% of our revenue, respectively. In 2025, Digicomm represented 53.1% of our revenue and Microsoft represented 28.8% of our revenue. As a result, the loss of, or a significant reduction in orders from any of our key customers would materially and adversely affect our revenue and results of operations. We typically do not have long-term contracts with our customers and instead rely on recurring purchase orders. However, many of our current revenue expectations and forecasts reflect significant anticipated orders from a limited number of key customers. If our key customers do not continue to purchase our existing products or fail to purchase additional products from us, our revenue would decline and our results of operations would be adversely affected.

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

Prior to the sale of new products, our customers typically require us to "qualify" our products for use in their applications. At the successful completion of this qualification process, we refer to the resulting sales opportunity as a "design win". Additionally, new customers often audit our manufacturing facilities and perform other evaluations during this qualification process. The qualification process involves product sampling and reliability testing and collaboration with our product management and engineering teams in the design and manufacturing stages. If we are unable to accurately predict the amount of time required to qualify our products with customers, or are unable to qualify our products with certain customers at all, then our ability to generate revenue could be delayed or our revenue would be lower than expected and we may not be able to recover the costs associated with the qualification process or with our product development efforts, which would have an adverse effect on our results of operations.

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

In each of our markets, technology standards influence customer purchasing patterns and vendor selection. Network operators deploy the next generation of technology at different times and typically reduce or stop their purchase of the trailing generation of equipment in advance of their deployment of the next generation. Our revenue from sales of the trailing generation products may fall rapidly, or at an uneven rate, and the prices at which we can sell the trailing generation products may decline. If we do not effectively manage our inventory, we may have an excess of inventory that we may not be able to participate in vendor selection processes of operators and their equipment providers for the next generation of technology deployment, which would reduce our future revenue potential.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that 4,116 of our employees as of  December 31, 2025 were employed in manufacturing and research and development operations. We may not be able to adjust these fixed costs quickly to adapt to rapidly changing market conditions. Our gross profit and gross margin are greatly affected by our sales volume and volatility on a quarterly basis and the corresponding absorption of fixed manufacturing overhead expenses. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence. Given our vertical integration, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. We may be required to write down inventory costs in the future and our high inventory costs may have an adverse effect on our gross profits and our results of operations.

Changes in United States tariff and import/export regulations may have a negative effect on our business.

During the year ended December 31, 2025, the United States has imposed, and may continue to impose, significant tariffs and other trade restrictions on imported goods. In February 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful, and U.S. Customs and Border Protection subsequently announced that IEEPA-based tariff provisions would be terminated effective February 24, 2026. However, tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, remain in effect, and the U.S. government has indicted that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974.

As a result, the tariff environment remains highly uncertain and subject to rapid change. Further changes in tariff rates, product coverage, enforcement, exclusions, customs guidance, or related trade measures, as well as litigation outcomes and any governmental responses to such outcomes, could increase our costs, disrupt our supply chain, affect customer demand, reduce our margins, and otherwise adversely affect our business, results of operations and financial condition. In addition, uncertainty regarding the availability, timing and amount of any refunds or other relief relating to previously paid duties may affect our cash flows and results in future periods. We cannot predict the scope, timing or ultimate impact of these developments.

President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions, the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

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

‑	trade-related government actions that impose barriers or restrictions that would impact our ability to sell or ship products to customers.

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent COVID-19 pandemic or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could result in business disruptions. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our ability to use our net operating losses and certain other tax attributes may be limited.

As of December 31, 2025, we had U.S. accumulated net operating loss carryforwards, or NOLs, of approximately $253.0 million, federal and state research and development credits ("R&D credits") of $14.9 million, business interest expense carryforwards of $24.9 million and foreign tax credits of $4.6 million for U.S. federal income tax purposes. Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past would not have prevented us from using all NOLs and tax credits accumulated before such ownership changes, assuming we were otherwise able to do so, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. Further, under the Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may offset no more than 80% of taxable income annually. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act.  Also, any foreign NOLs (for example NOLs in our China and Taiwan jurisdictions) are subject to different NOL expirations, generally shorter than in the US.

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

The success of our business and results of operations is dependent on our executive officers and other key personnel. Beginning in 2021, in order to improve our ability to retain and recruit such persons, as well as to better align our executive compensation program with the interests of our stockholders, we implemented a long-term incentive program under our Amended and Restated 2021 Equity Incentive Plan (the "2021 Plan") pursuant to which we grant performance-based equity awards that vest on the achievement of specified performance goals for a specified three-year period. These performance-based awards could be earned and become payable with respect to between 0% and 200% of the target number of shares based on the Company’s achievement of preset performance goals.

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

We have been, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. There can be no assurances as to the favorable outcome of any litigation, arbitration or administrative action. In addition, it can be costly to defend such matters and these costs could negatively impact our financial results. Any litigation, arbitration, or other administrative action could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Risks Related to Our Indebtedness and Future Financing

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

As of December 31, 2025, we had approximately $163.8 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

-	increasing our vulnerability to adverse economic and industry conditions;

-	limiting our ability to obtain additional financing;

-	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

-	limiting our flexibility to plan for, or react to, changes in our business;

-	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2030 Notes; and

-	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2030 Notes, and our cash needs may increase in the future. In addition, our existing credit facilities in Asia and the U.S. contain, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

Our loan agreements contain restrictive covenants that may adversely affect our ability to conduct our business.

We have lending arrangements with several financial institutions, including credit facilities with several lending institutions in Asia, and BOK Financial in the U.S. Our loan agreements governing our long-term debt obligations in Asia and the U.S. contain certain financial and operating covenants that limit our management’s discretion with respect to certain business matters. Among other things, these covenants restrict our ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets and merge or consolidate with other entities.

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

In the ordinary course of our business, we and our customers maintain sensitive data on our respective networks, including intellectual property, employee personal information and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. Despite our implementation of network security measures, our network and storage applications have been subject to computer viruses, ransomware and other forms of cyber terrorism.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause a breach of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer, and employee personal data. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition. To manage our growth and our increasingly complex business operations, we may need to upgrade systems and procedures, which requires management time and may result in significant additional expense. For example, we upgraded our enterprise resource planning system in fiscal 2025 in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.

Risks Related to International Trade and Operations

Changes in U.S. and international trade policies, particularly regarding China, may materially and adversely impact our business and operating results.

The U.S. government has made statements and taken certain actions that have led and may lead to further changes to U.S. and international trade policies, including imposing additional tariffs on certain products manufactured abroad, with a specific focus on China. Since the beginning of 2018, increasing rhetoric coupled with legislative, administrative, or executive action, from several U.S. and foreign leaders has led to the imposition of increased tariffs on imports of certain materials and products. Five rounds of U.S. tariffs on imports from China (respectively the "U.S. Tariffs on China Imports") went into effect on July 2018, August 2018, September 2018, September 2019, and February 2020. In 2025, following an Executive order, all Chinese-origin products became subject to additional U.S. "Fentanyl" tariffs. "Reciprocal tariffs" were also implemented on Chinese and Taiwanese origin goods. The Chinese government has, in turn, issued reciprocal tariffs on U.S. goods. In February 2026, the U.S. Supreme Court held that that tariffs imposed under the IEEPA were unlawful. The U.S. government indicated that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. In addition to country-specific tariffs, sectoral tariffs have come into effect targeting raw materials such as aluminum and rare earth minerals, as well as some finished and semifinished goods, such as semiconductors.

Due to rapid changes to U.S. import laws and applicable duties the Company faces a variety of import-related risk. Because of the political nature of U.S. trade policy, it is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, the duration of any existing punitive tariffs, or the effect of U.S. trade policy on the Company or our industry. A significant portion of our manufacturing operations are based in Ningbo, China; therefore, there could be material adverse effects on our business, financial condition, and/or cash flow if any new tariffs, legislation, regulations, or executive orders are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take further retaliatory trade measures.

Furthermore, the implementation of tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could negatively affect our business. Bilateral tariffs could result in a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users.

The Company's ability to export U.S.-made products is primarily subject to the jurisdiction of the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce. Because the Company's focus on telecommunications products is a priority trade issue for BIS, the Company actively monitors licensing and export policy for our products.

Significant changes to existing international trade agreements could also lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners.  For example, the Chinese government could require the use of local suppliers, compel companies that do business in China to partner with local companies, or otherwise provide additional government incentives or subsidies to government-backed local customers to buy from local suppliers. Changes in and responses to U.S. trade policy could reduce the competitiveness of our products and thus cause our sales and revenues to drop, which could materially and adversely impact our business and operations.

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

Our business operations conducted in China and Taiwan are important to our success. A substantial portion of our property, plants, and equipment is located in China and Taiwan. We expect to make further investments in Taiwan in the future. Therefore, our business, financial condition, results of operations and prospects are subject to economic, political, legal, and social events and developments in Asia. Factors affecting military, political or economic conditions between China and Taiwan could have a material adverse effect on our financial condition and results of operations, as well as the market price and the liquidity of our common shares.

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A total of $262.1 million, $111.8 million and $43.3 million or 57.5%, 44.8% and 19.9% of our revenue in the years ended December 31, 2025, 2024 and 2023 was attributable to our product manufactured at our plant in China, respectively. Additionally, a substantial portion of our property, plant and equipment, 42.8%, 46.9% and 43.0%, as of December 31, 2025, 2024 and 2023, was located in China, respectively. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

We have taken legal actions to prevent third parties from infringing upon or misappropriating our intellectual property or from otherwise gaining access to our technology. Protecting and enforcing our intellectual property rights and determining their validity and scope could result in significant litigation costs and require significant time and attention from our technical and management personnel, which could significantly harm our business. We may not prevail in such proceedings, and an adverse outcome may adversely impact our competitive advantage or otherwise harm our financial condition and our business.

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

Our Restated Certificate of Incorporation and our Amended and Restated Bylaws and our stock incentive plans contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

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

These and other provisions in our Restated Certificate of Incorporation, our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Our Restated Certificate of Incorporation includes a forum selection clause, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

Our Restated Certificate of Incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company's Restated Certificate of Incorporation or By-laws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. This exclusive forum provision will not apply to claims under the Securities Exchange Act of 1934 but will apply to other state and federal law claims including actions arising under the Securities Act of 1933 (although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act of 1933, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933 or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act of 1933. This forum selection provision in our Restated Certificate of Incorporation may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us. It is also possible that a court could rule that such a provision is inapplicable or unenforceable.

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

		Approximate
Location	Owned or leased	Square Footage	Use
Sugar Land, Texas	Owned and leased	139,450	Administration, sales, manufacturing, research and development
Duluth, Georgia	Leased	38,900	Sales, research and development
Ningbo, China	Owned	1,203,740	Administration, sales, manufacturing, research and development
Taipei, Taiwan	Leased	705,760	Administration, sales, manufacturing, research and development

Item 3.	Legal Proceedings

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

On September 26, 2013, our common stock began to trade on the NASDAQ Global Market under the symbol "AAOI". Prior to that time, there was no public market for our common stock. As of February 24, 2026, there were 58 holders of record of our common stock (not including beneficial holders of our common stock holding in street name).

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on January 1, 2020 (the last five fiscal years) in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance. The following graph and related information is being “furnished” and shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically state that such graph and related information are incorporated by reference into such filing.

Date	AAOI	NASDAQ Telecom	NASDAQ Composite

12/31/2020	100.00%	100.00%	100.00%
12/31/2021	60.40%	104.78%	121.39%
12/31/2022	22.21%	78.34%	81.21%
12/31/2023	227.03%	87.97%	116.47%
12/31/2024	433.14%	97.78%	149.83%
12/31/2025	409.64%	107.40%	180.33%

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Form 10-K. This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors.” This section generally discusses the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of network-connected devices, video traffic, cloud computing and online social networking. Within the internet data center market, we benefit from the increasing use of higher-capacity optical networking technology as a replacement for older, lower-speed optical interconnects, particularly as speeds reach 800Gbps and above, as well as the movement to open internet data center architectures and the increasing use of in-house equipment design among leading internet companies. Within the CATV market, we benefit from a number of ongoing trends including the move to higher bandwidth networks among CATV service providers, especially the desire by MSOs to increase the return-path bandwidth available to offer to their customers. In the FTTH market, we benefit from continuing PON deployments and system upgrades among telecom service providers. In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators, including 5G networks.

In 2025, 2024 and 2023, our revenue was $455.7 million, $249.4 million and $217.6 million, and our gross margin was 30.1%, 24.8% and 27.1%, respectively. We have grown our annual revenue at a compound annual growth rate, or CAGR, of 5.7% between 2016 and 2025. In the years ended December 31, 2025, 2024 and 2023, we had net loss of $38.2 million, $186.7 million and $56.0 million,  respectively.  At December 31, 2025 and 2024, our accumulated deficit was $491.0 million and $451.9 million, respectively. In 2025, we earned 53.8% of our total revenue from the CATV market and 42.9% of our total revenue from the internet data center market.

We sell our products to leading OEMs in the CATV, telecom, and FTTH markets as well as internet data center operators and CATV MSOs. In 2025, revenue from CATV market, the internet data center market, telecom market, FTTH and other markets provided 53.8%, 42.9%, 3.0% and 0.3% of our revenue, respectively, compared to 35.2%, 59.5%, 4.4% and 0.9%, respectively, in 2024. In 2025, our key customer in the CATV market was Digicomm. In 2025, 2024, and 2023, Digicomm accounted for 53.1%, 34.1% and 11.3% of our revenue, respectively, and in 2023, ATX Networks accounted for 15.6% of our revenue. In 2025, our key customer in the internet data center market was Microsoft. In 2025, 2024 and 2023, Microsoft accounted for 28.8%, 46.6% and 18.4% of our revenue, respectively, and in 2024, Oracle accounted for 12.4% of our revenue.

In 2025, our increase of revenue of 82.8% over the prior-year was driven primarily by increased demands both for our CATV products and internet data center products, which we believe is arising from demand for products necessary for new data center construction along with data center upgrades to enable new technologies like AI. Based on customer forecasts and order backlog we believe that this elevated data center demand will likely continue into 2026. We also believe that sales in our CATV market will increase in 2026.

We expect continued sales of our 40 Gbps, 100 Gbps, and 400 Gbps products in 2026, and we expect that sales of 800 Gbps products will likely exceed sales of 400 Gbps products later in 2026. However, quarter-to-quarter results may show considerable variability as is usual in a period of technology transition. Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, global supply chain situation, raw material cost reduction or increase, manufacturing utilization rate and changes in manufacturing efficiency.

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

In 2025, 2024 and 2023, we had 9, 8 and 6 design wins, respectively. We define a design win as the successful completion of the evaluation stage, where our customer has tested our product, verified that our product meets substantially all of their requirements and has informed us that they intend to purchase the product from us. Although we believe that our ability to obtain design wins is a key strength and can provide meaningful and recurring revenue, an increase or decrease in the mere number of design wins does not necessarily correlate to a likely increase or decrease in revenue, particularly in the short term. As such, the number of design wins we achieve on a quarterly or annual basis and any increase or decrease in design wins will not necessarily result in a corresponding increase or decrease in revenue in the same or immediately succeeding quarter or year. For example, if our total number of design wins in an annual or quarterly period increases or decreases compared to the total number of design wins in a prior period, this does not necessarily mean that our revenue in such period will be higher or lower than our revenue in the prior period. In fact, our experience is that some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our components. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). We do believe that over a period of years the collective impact of design wins correlates to our overall revenue growth.

Factors Affecting Our Performance

Increasing Demand for Data Center Connectivity, Especially for AI applications. Our large hyperscale customers are increasingly deploying massive data centers to support AI compute (e.g. training AI models, and drawing inferences from those models). As the demand for AI compute increases, so does the demand for interconnection between compute elements. Our products are used to interconnect network elements within data centers generally, and our 800G products in particular are used to interconnect AI compute infrastructure. Increasing use of AI and building more sophisticated and compute-intensive AI models directly drives the need for our products in interconnects within these AI-focused data centers.

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

Customer Concentration within End Markets. Our revenue tends to be split primarily between CATV market and data center market. Moreover, within these markets, revenue tends to be concentrated among a small number of customers. We have taken several actions to increase the diversity of our customer base. These actions include hiring additional sales staff to improve our ability to serve new customers and introduction of new products that we believe will appeal to new customers. Furthermore, we have developed additional original design manufacturer, or ODM, relationships with customers in each of our target markets which should enable us to diversify our revenue base. We had two customers that accounted for more than 10% of our revenue in 2025 and three customers that accounted for more than 10% of our revenue in 2024.  Given the size of our data center customers, however, we continue to expect high concentration of our revenue with the largest of these customers.

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

Discussion of Financial Performance

Revenue

We generate revenue through the sale of our products to equipment providers for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following chart provides the revenue contribution from each of the markets we serve for the years 2025, 2024 and 2023, as well as the corresponding percentage of our total revenue for each period (in thousands, except percentages):

	Years ended December 31,
Market	2025	2024	2023
CATV	$245,124	$87,713	$59,942
Data Center	195,651	148,525	141,213
Telecom	13,729	10,980	13,831
FTTH and other	1,211	2,147	2,660
Total	$455,715	$249,365	$217,646

	Percentage of Revenue
Data Center	53.8%	35.2%	27.5%
CATV	42.9%	59.5%	64.9%
Telecom	3.0%	4.4%	6.4%
FTTH and other	0.3%	0.9%	1.2%
Total Revenue	100%	100%	100%

In 2025, 2024 and 2023, our top ten customers represented 96.6%, 95.0% and 92.7% of our revenue, respectively.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. A majority of our annual sales are denominated in U.S. dollars, but some sales from our Taiwan location and China-based subsidiary are denominated in NT dollars and RMB, respectively. For the year ended December 31, 2025, 57.5% of our total revenue was manufactured at our China-based subsidiary, with $3.4 million denominated in RMB and 38.2% of our total revenue was from products manufactured at our Taiwan-based facility, with no revenue denominated in NT dollars. We expect a similar (negligible) portion of our sales to be denominated in foreign currencies in 2026. In 2026, we expect to expand our manufacturing operations in the U.S. and Taiwan, with these two locations contributing more meaningfully to total revenue than in prior years.

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

We manufacture products in our facilities located in the U.S., Taiwan and China. Generally, laser chips and optical components are manufactured in our Sugar Land facility, and optical components, subassemblies and optical equipment are manufactured in our Taiwan and China facility. Because of our vertical integration model, we generally utilize our own optical component products in our semi-finished and finished goods that we sell between and among our respective manufacturing operations. We base those internal sales upon established transfer pricing methodologies. However, we eliminate all of those internal sales, and cost of goods sold transactions, to arrive at total revenue and cost of goods sold on a consolidated basis.

We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated in U.S. or NT dollars or RMB, depending upon the manufacturing location.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, the mix of products sold, the geographic region in which products are sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs, reserves for excess and obsolete inventories and changes in the average selling prices of our products. Although our overall gross margins over the past three years have been between 24.8% and 30.0%, our gross margins vary more broadly on a product-by-product basis. Our newer and more advanced products typically have higher average selling prices and higher gross margins; however, until the product volumes scale, the gross margin from newer and advanced products may initially be lower. Within our markets, we may sell similar products to different geographic regions at different prices, and therefore realize different gross margins among those similar products. Our strategy is to improve our gross margins through vertical integration such as utilization of our own laser chips and optical sub-components in our solutions. We expect that our gross margins are likely to continue to fluctuate from quarter to quarter because of the variety of products we sell and the relative product mix within a quarter.

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

Sales and marketing.

Sales and marketing expense consists primarily of personnel costs, including share-based compensation for our sales and marketing personnel, as well as travel and trade show expenses, shipping and tariff expenses, sales commissions and the allocation of overall corporate services and facility costs. We sell our products to customers who either incorporate our products into their own products, use them in their own infrastructure, or resell our products to end customers. Because we sell to a limited number of well-established customers, we employ a limited number of sales professionals who are able to cover large markets. We compensate our sales staff through base salary and commissions, with base salary being the largest component of overall compensation. Total sales commissions to employees amounted to less than one percent of our revenue in 2025, 2024 and 2023. Additionally, we pay commissions to third parties on certain product lines and identified customers, which also amounted to less than one percent of our revenue in 2025, 2024 and 2023. As such, our sales and marketing expense does not directly increase with revenue. In the future, we expect sales and marketing expense to increase on a dollar basis as we incrementally increase our overall sales activities, but expect our sales and marketing expense to decline as a percentage of revenue, to the extent our revenue increases over time.

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

Income taxes

We are a U.S. registered company and are subject to income taxes in the U.S. We also operate in a number of countries throughout the world, including Taiwan and China. Consequently, our effective tax rate is impacted by the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. In 2025, 2024 and 2023 our effective tax rate was 17.97%.

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

For the years ended December 31, 2025 and 2024, we had $0.2 million each, of unrecognized tax benefits related to U.S. tax benefits recognized for which we do not meet the more likely than not threshold.

See additional information regarding income taxes in Note O, included in Part II, Item 8 of this Form 10-K.

Seasonality

We are uncertain whether the demand for our internet data center, CATV, telecom and FTTH products is seasonal, as our sales data does not indicate a significant trend with respect to these products. Our Ningbo, China factory experiences a lengthy shut-down associated with the Lunar New Year holiday which occurs in the first quarter of each year. In addition to the factory shut-down, it is also common for employees in the factory to fail to return to work following resumption of operations. In the years 2025, 2024, and 2023, the percentage of employees in our China factory who resigned or were terminated during the first quarter, relative to the average number of employees during the quarter was 7.9%, 17.2% and 53.8% , respectively.  As a result of employee turnover, we must hire and train replacement employees. These replacement employees require a period of training and improvement, and this impacts the quantity of products we can produce in the quarter. The combined effect of the factory shut-down and employee turnover in the quarter may also contribute to negative seasonality in the first quarter. In 2025, we began to produce more of our CATV and internet data center products outside of China which we believe will be instrumental in alleviating some of the typical seasonality that we see in the first quarter.

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

	Years ended December 31,
	2025	2024	2023
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	70.0%	75.2%	72.9%
Gross profit	30.0%	24.8%	27.1%
Operating expenses
Research and development	18.8%	22.0%	16.5%
Sales and marketing	6.6%	7.3%	5.1%
General and administrative	16.6%	23.9%	24.5%
Total operating expenses	42.0%	53.2%	46.1%
Loss from operations	(12.0)%	(28.4)%	(19.0)%
Interest and other expense, net	1.7%	(46.4)%	(6.7)%
Loss before income taxes	(10.3)%	(74.9)%	(25.7)%
Income tax benefit (expense)	1.9%	0.0%	0.0%
Net loss	(8.4)%	(74.9)%	(25.7)%

Comparison of Years Ended December 31, 2025 and 2024

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years ended December 31,				Change
		% of		% of
	2025	Revenue	2024	Revenue	Amount	%
CATV	$245,124	53.8%	$87,713	35.2%	$157,411	179.5%
Data Center	195,651	42.9%	148,525	59.6%	47,126	31.7%
Telecom	13,729	3.0%	10,980	4.4%	2,749	25.0%
FTTH and other	1,211	0.3%	2,147	0.9%	(936)	(43.6)%
Total Revenue	$455,715	100.0%	$249,365	100.0%	$206,350	82.8%

Revenue increased by $206.4 million, or 82.8%, from 2024 to 2025. The increase was driven primarily by increased demand in the CATV market, which we believe is due to large scale deployments of our DOCSIS 4.0 products in 2025, and increased demand for our internet data center products, arising from demand for products necessary for new data center construction along with data center upgrades to enable new technologies like AI.  Based on customer forecasts and order backlog we believe that this elevated data center demand will likely continue into 2026. We also believe that sales in our CATV market will increase in 2026 as a result of further adoption of our DOCSIS 4.0 products, including adoption by new customers.

In the years ended December 31, 2025 and 2024, our top ten customers represented 96.6% and 95.0% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers.

Cost of goods sold and gross margin

	Years ended December 31,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$318,802	70.0%	$187,565	75.2%	$131,237	70.0%
Gross margin	136,913	30.0%	61,800	24.8%	75,113	121.5%

Cost of goods sold increased by $131.2 million, or 70.0%, from 2024 to 2025. The increase in 2025 was primarily attributable to higher direct material and direct labor costs associated with increased revenue volumes, as well as an increase in inventory reserves.The increase in the reserve is consistent with the higher inventory levels and overall business expansion in 2025.

The increase in gross margin for the year ended December 31, 2025 compared to the same period ended December 31, 2024 was primarily driven by larger scale production of our CATV products, which resulted in improved manufacturing efficiencies and lower cost variances.

Operating expenses

	Years ended December 31,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$85,507	18.8%	$54,955	22.0%	$30,552	55.6%
Sales and marketing	30,267	6.6%	18,154	7.3%	12,113	66.7%
General and administrative	75,741	16.6%	59,599	23.9%	16,142	27.1%
Total operating expenses	$191,515	42.0%	$132,708	53.2%	$58,807	44.3%

Research and development expense

Research and development expense increased $30.6 million, or 55.6%, from 2024 to 2025. Research and development costs consist of R&D work orders, R&D material usage and other project related costs related to 100 Gbps, 200/400/800/1,600 Gbps data center products, DOCSIS 4.0 capable CATV products, including 1.8 GHz-capable amplifier products, and other new product development, and depreciation expense resulting from R&D equipment investments. The expenses increased due to a higher volume of internal work orders and headcount increase. During 2025, we experienced increased interest in new technologies like 800G and 1.6T among our data center customers. Supporting customer testing and qualification for these new opportunities materially increased our R&D expenditures, and to the extent that we continue to see elevated customer interest in these new technologies we also expect continued elevated R&D expenditures relative to historical averages. We continue to place a high degree of strategic focus on innovation and product development to support future growth.

Sales and marketing expense

Sales and marketing expense increased by $12.1 million, or 66.7%, from 2024 to 2025. These increases were primarily due to more sales effort for our Quantum Bandwidth™ products and higher shipping expenses, including tariffs.

General and administrative expense

General and administrative expense increased by $16.1 million, or 27.1%, from 2024 to 2025. These increases were primarily due to the higher professional service fees and increased headcount and offset by decreased share-based compensation.

Other income (expense), net

	Years ended December 31,
	2025		2024		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$1,792	0.4%	$874	0.4%	$918	105.0%
Interest expense	(3,497)	(0.8)%	(6,826)	(2.7)%	3,329	(48.8)%
Other income (expense), net	9,603	2.1%	(109,871)	(44.1)%	119,474	(108.7)%
Total other income (expense), net	$7,898	1.7%	$(115,823)	(46.4)%	$123,721	(106.8)%

Interest income increased by $0.9 million, or 105.0%, from 2024 to 2025. The increase was primarily due to higher savings balance in 2025.

Interest expense decreased by $3.3 million, or 48.8%, from 2024 to 2025. The decrease was primarily due to a lower effective interest rate on the 2030 Notes in 2025 and the absence of loss on extinguishment, which was recognized in 2024 in connection with the exchange of the 2030 Notes with the 2026 Notes.

Other expense of $109.9 million in 2024 shifted to other income of $9.6 million in 2025. This favorable variance was primarily due to the absence of debt extinguishment costs related to the 2026 Notes, which in the prior period reflected the difference between the carrying value of the 2026 Notes and their fair value at the time of settlement. The settlement resulted in a one-time loss recognized in the prior period, which increased non-operating expenses. In 2025, the company recorded $1.9 million foreign currency exchange gains and $4.9 million of government subsidies in other income.

Benefit (expense) for income taxes

	Years ended December 31,
	2025	2024	Change
	(in thousands, except percentages)
Benefit (provision) for income taxes	$8,476	$(2)	8,478	(423,900)%

Our income tax benefit (expense) consists of U.S. income tax, state taxes, and Taiwan and China income tax recorded during the periods. Our effective tax rate is affected by recurring items, such as tax rates in state and foreign jurisdictions, the relative amounts of income we earn in those jurisdictions, and valuation allowances on our deferred taxes.

The income tax benefit in the year ended December 31, 2025 was due primarily to the release of the valuation allowance on our wholly owned subsidiary, Global Technology, Inc.  The income tax expense for the year ended December 31, 2024 was primarily related to the state tax provision and the recording of a valuation allowance on our deferred tax assets.

We recorded no federal tax expense for the years ended December 31, 2025 and December 31, 2024. The income tax expense in the years ended December 31, 2025 and December 31, 2024 was primarily related to the state tax provision and the recording of a valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2025, we had $60.7 million of unused borrowing capacity from all of our loan agreements. As of December 31, 2025, our cash, cash equivalents, restricted cash and short-term investments totaled $216.0 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds.

ATM Offerings

On December 18, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (Registration File No. 333-283905) with the Securities and Exchange Commission, which became effective immediately upon filing.

On February 28, 2025, the Company entered into an Equity Distribution Agreement with Raymond James & Associates ("Raymond James") pursuant to which the Company could issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $100 million (the "First ATM Offering"), from time to time through Raymond James. On April 8, 2025, the Company completed the First ATM Offering and sold approximately 2.1 million shares at a weighted average price of $12.69 per share, providing proceeds of approximately $26 million, net of expenses and underwriting discounts and commissions.

On May 28, 2025, the Company entered into an Equity Distribution Agreement with Raymond James and Needham & Company, LLC (collectively, the "Sales Agents" and each, a "Sales Agent") pursuant to which the Company could issue and sell shares of the Company's common stock having an aggregate offering price of up to $100 million (the "Second ATM Offering"), from time to time through the Sales Agents. On June 18, 2025, the Company completed the Second ATM Offering and sold approximately 5.7 million shares at a weighted average price of $17.46 per share, providing proceeds of approximately $98 million, net of expense and underwriting discounts and commissions.

On August 27, 2025, the Company entered into an Equity Distribution Agreement with the Sales Agents pursuant to which the Company could issue and sell shares of the Company's common stock having an aggregate offering price of up to $150 million (the "Third ATM Offering"), from time to time through the Sales Agents. On September 22, 2025, the Company completed the Third ATM Offering and sold approximately 5.7 million shares at a weighted average price of $26.41 per share, providing proceeds of approximately $147 million, net of expense and underwriting discounts and commissions.

On November 7, 2025, the Company entered into another Equity Distribution Agreement (the "Agreement") with the Sales Agents pursuant to which the Company could issue and sell shares of the Company's common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $180 million (the "Fourth ATM Offering"), from time to time through the Sales Agents. Upon delivery of a placement notice and subject to the terms and conditions of this Agreement, sales of the Shares were made through the Sales Agents in transactions that are deemed to be "at the market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company's common stock, on any other existing trading market for the Company's common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agents. In the placement notice, the Company would designate the maximum number of Shares to be sold through the Sales Agents, the time period during which sales were requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that could be sold in one day. Subject to the terms and conditions of the Agreement, the Sales Agents would use its commercially reasonable efforts to sell Shares on the Company's behalf up to the designated amount specified in the placement notice.

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

By December 23, 2025, the Company completed the Fourth ATM Offering and sold approximately 6.7 million shares at a weighted average price of $26.87 per share, providing proceeds of $176 million, net of expenses and underwriting discounts and commissions.

The details of the shares of common stock sold through the First ATM Offering, the Second ATM Offering, the Third ATM Offering and the Fourth ATM Offering through December 31, 2025 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	Mar-25	$20.71	3,535,650	$71,755	$1,464
Raymond James & Associates, Inc.	Apr-25	12.69	2,110,057	26,245	536
Raymond James & Associates and Needham & Company, LLC	Jun-25	17.46	5,725,948	98,000	2,000
Raymond James & Associates and Needham & Company, LLC	Sep-25	26.41	5,680,235	147,000	3,000
Raymond James & Associates and Needham & Company, LLC	Nov-25	23.15	2,778,564	63,050	1,287
Raymond James & Associates and Needham & Company, LLC	Dec-25	29.51	3,919,517	113,350	2,313
Total			23,749,971	$519,400	$10,600

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

Note Offerings

On December 5, 2023, the Company issued approximately $80.2 million aggregate principal amount of 5.250% convertible senior notes due 2026 (the "2026 Notes"), bearing interest at a rate of 5.250% per year maturing on December 5, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The sale of the 2026 Notes generated net proceeds of $76.2 million, after expenses. On July 30, 2025, the Company retired the final $3.5 million principal and accrued and unpaid interest on the 2026 Notes by exchanging such outstanding principal for 239,404 shares of the Company's common stock and by paying the accrued and outstanding interest in cash. Also refer to Note L “Convertible Senior Notes” to the consolidated financial statements for further discussion of the 2026 Notes.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Years ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(174,428)	$(69,526)	$(7,929)
Net cash used in investing activities	(210,604)	(50,697)	(14,761)
Net cash provided by financing activities	527,941	142,179	40,578
Effect of exchange rates on cash and cash equivalents	(6,007)	2,080	1,622
Net increase(decrease) in cash	$136,902	$24,036	$19,510

Operating activities

In 2025, net cash used in operating activities was $174.4 million. Net cash used in operating activities mainly consisted of our net loss of $38.2 million, after excluding non-cash items of $39.7 million, an increase in accounts receivable from our customers of $127.6 million, an increase in other receivables by $10.2 million, an increase in inventory by $100.7 million, offset by an increase in accounts payable and accrual of $65.5 million.

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

In 2025, net cash used in investing activities was $210.6 million. The majority of the cash was used for CapEx spending of $210.2 million.

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

In 2025, our financing activities provided $527.9 million in cash. This increase in cash was primarily due to $518.9 million of net proceeds from our ATM offerings, and around $19.6 million from net proceeds from line of credit borrowing and bank acceptance payable.

In 2024, our financing activities provided $142.2 million in cash. This increase in cash was primarily due to $113 million of net proceeds from our ATM offerings, and around $30 million from the 2030 Notes.

In 2023, our financing activities provided $40.6 million in cash. This increase in cash was primarily due to $69.0 million of net proceeds from our ATM offering, $76.1 million from the 2026 Notes, offset by the repayment of the 2024 Notes amounting to $80.2 million and repayment of line of credit borrowings of $34.2 million.

Loans and commitments

As of December 31, 2025, we have lending arrangements with one U.S. bank, one financial institution in Taiwan and four financial institutions in China. As of December 31, 2025, we were in compliance with the covenants in the lending arrangements. As of December 31, 2025 , we had $60.7 million of unused borrowing capacity.

On December 5, 2023, the Company issued $80.2 million of 5.250% convertible senior notes due 2026. The 2026 Notes were to mature on December 15, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. On July 30, 2025, the Company retired the final $3.5 million principal and accrued and unpaid interest on the 2026 Notes by exchanging such outstanding principal for 239,404 shares of the Company's common stock and by paying the accrued and outstanding interest in cash.

On December 23, 2024, the Company issued $125.0 million of 2.75% convertible senior notes due 2030. The 2030 Notes will mature on January 15, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms.

See Note K "Notes Payable and Long-term Debt" and Note L "Convertible Senior Notes" of our Consolidated Financial Statements for a description of our notes payable and long-term debt and convertible senior notes.

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

Contractual Obligations and Commitments

We have outstanding notes payable and debt with varying maturities with various financial institutions. As of December 31, 2025, our debt had an amount of $34.0 million, which is due within 12 months. Further information regarding our notes payable is provided in Note K – Notes Payable and Long-Term Debt in the Notes to Consolidated Financial Statements in this Form 10-K. We also have fixed-rate convertible senior notes. As of December 31, 2025, the 2030 Notes had an aggregate principal amount of $125 million and future interest payments associated with the 2030 Notes totaled $10.5 million. Further information regarding our convertible senior notes is provided in Note L – Convertible Senior Notes in the Notes to Consolidated Financial Statements in this Form 10-K. In addition, we have operating leases for certain property and equipment with an expected term at the commencement date of more than 12 months. As of December 31, 2025, the future minimum payments required under these leases totaled $63.2 million, with $5.2 million payable within 12 months. Further information regarding our leases is provided in Note D – Leases to Consolidated Financial Statements in this Form 10-K.

Inflation

The annual inflation rate in the US came down to 2.7% in 2025, compared with 2.9% in 2024. Even though the inflation has slowed from the peak, it remained above the Federal Reserve's objective of 2%. The annual inflation rate in Taiwan came down to around 1.7% in 2025 from 2.1% in 2024. The cost of inflation was reflected in increases in shipping costs, labor rates, and in costs of some raw materials. We believe these decreases are related to the supply chain pressure easing and decreasing commodity prices, however the labor market is still tight, and the wage pressure is still high. We cannot be sure when or if prices will return to pre-pandemic levels. Compared to other major economies in the world, China has a stable level of inflation, which has not had a significant impact on our sales or operating results. However, there is no guarantee that we may increase selling prices or reduce costs to fully mitigate the effect of inflation on our costs, which may adversely impact our sales margins and profitability.

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

Long-lived assets

We evaluate the carrying value of long-lived assets for potential impairment when we determine a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable we perform an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amount of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments including meaningful asset grouping, expectations for future revenue, and disposal value for the asset(s). Depending on the assumptions and estimates used, the fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. We did not record any asset impairment charges in 2025, 2024 and 2023.

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

During the years ended December 31, 2025, 2024 and 2023, we recorded excess and obsolete inventory reserve charges of $9.7 million, $3.4 million and $8.7 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $9.4 million,  $3.8 million and $10.6 million, respectively.

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

On the basis of this evaluation, as of December 31, 2025, the company recognized $7.6 million deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

We could be exposed to interest rate risk, should we incur debt that had a floating interest rate.  As of December 31, 2025, all debts bore a fixed interest rate and therefore did not generate interest rate risk. As of December 31, 2025, we had not hedged our interest rate risk.

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

During the year ended December 31, 2025, we recognized approximately$0.1 million of exchange gain arising from foreign currency transactions and re-measurement of monetary assets and liabilities dominated in non-functional currency on the balance sheet date.

During the year ended December 31, 2025, 0.7% of our revenue was denominated in RMB and none of our revenue was denominated in NT dollars. In the year ended December 31, 2025, 21.7% of our operating expenses were denominated in RMB and 17.8% of our operating expenses were denominated in NT dollars. Accordingly, fluctuations in exchange rates directly affect our cost of goods sold and net income (loss), and have a significant impact on our operating margins. If exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2025, our operating expenses would have had been higher by $0.8 million.

As of December 31, 2025, we held the U.S. dollar denominated liabilities net of assets of approximately $2.3 million in our China subsidiary and liabilities net of assets of $39.5 million in our Taiwan branch. With respect to these U.S. dollar denominated net assets as of December 31, 2025, if exchange rates of RMB and NT dollars for U.S. dollars were 1% higher during the year ended December 31, 2025, our other operating expenses would have been reduced by $0.4 million. Any significant revaluation of the RMB and NT dollars may materially and adversely affect the cash flows, revenues, and net income (loss) as reported in U.S. dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Form 10-K, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization ("COSO") of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Remediation of Material Weakness Identified in 2024

As described on our Form 10-K for the year ending December 31, 2024, management identified a material weakness related to the operation of controls over our review of technical accounting analysis. Although this material weakness did not result in any material misstatement of our financial statements, we nevertheless concluded that our internal control over financial reporting was not effective as of December 31, 2024. During 2025, we took steps to remediate this material weakness, including instituting additional levels of review for technical accounting analyses, additional scrutiny of externally-prepared technical accounting analyses, and personnel changes within the Accounting department that possess knowledge of technical accounting matters sufficient to allow them to perform a review of the analysis that is precise enough to detect errors in the analysis that could lead to a conclusion that would have a material impact to the Company’s financial statements.

Under the oversight of our Audit Committee, we believe that these steps have been effective in remediating the material weakness.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included below, on the effectiveness of our internal control over financial reporting as of December 31, 2025.

c.	Changes in Internal Control over Financial Reporting

Other than the remediation steps discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation required by the Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Optoelectronics, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

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

February 26, 2026

Item 9B.	Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 offers and directors for the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Shu-Hua (Joshua) Yeh(1)	SVP/Asia General Manager	Adoption	12/09/2025	12/31/2026	50,000

(1)	Shu-Hua (Joshua) Yeh, our Senior Vice President and Asia General Manager, entered into a Rule 10b5-1 Plan on December 9, 2025. Mr. Yeh's plan provides for the potential sale of 50,000 shares of the Company's common stock. The Plan expires on December 31, 2026, or upon the earlier of completion of all authorized transactions under the plan.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Adoption of Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the "Code") applicable to all of our board of director members, employees and executive officers, including our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). The Company has made the Code available on our website at http://www.ao-inc.com.

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at www.ao-inc.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2025.

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

The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation	8-K	001-36083	3.2	June 12, 2025

3.2		Amended and Restated Bylaws of the registrant, as currently in effect	10-Q	001-36083	3.2	November 14, 2013

3.3		Amendment No. 1 to the Amended and Restated By-laws of Applied Optoelectronics, Inc.	8-K	001-36083	3.1	April 2, 2025

4.1		Common Stock Specimen	8-K	001-36083	4.1	November 14, 2016

4.2		Indenture, dated as of December 23, 2024, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-36083	4.1	December 23, 2024

4.3		Form of 2.750% Convertible Senior Note due 2030	8-K	001-36083	4.1 Exhibit A	December 23, 2024

4.4		First Supplemental Indenture, dated as of December 23, 2024, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-36083	4.3	December 23, 2024

4.5		Warrant to Purchase Common Stock of Applied Optoelectronics, Inc. by and between Applied Optoelectronics, Inc. and Amazon.com NV Investment Holdings LLC, dated as of March 13, 2025	8-K	001-36083	4.1	March 13, 2025

4.6	*	Description of the Company's Common Stock

			Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	†	Form of Indemnification Agreement between the registrant each of its Directors and certain of its Executive Officers	S-1	333-190591	10.1	August 13, 2013

10.2	†	Amended and Restated 2021 Equity Incentive Plan	S-8	333-286464	99.1	April 10, 2025

10.2.1	†	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan	10-Q	001-36083	10.4.1	August 5, 2021

10.2.2	†	Form of Performance Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan	10-Q	001-36083	10.4.2	August 5, 2021

10.3	†	Applied Optoelectronic, Inc. 2023 Equity Inducement Plan	10-Q	001-36083	10.1	November 9, 2023

10.4	†	Amended and Restated Employment Agreement regarding Change of Control or Separation of Service between the registrant and Chih-Hsiang (Thompson) Lin, dated April 16, 2013	S-1	333-190591	10.12.1	August 13, 2013

10.5	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Stefan J. Murry	10-Q/A	001-36083	10.20	August 9, 2016

10.6	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Mr. Joshua Yeh	10-Q/A	001-36083	10.21	August 9, 2016

10.7	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and Dr. Fred Chang	10-Q/A	001-36083	10.22	August 9, 2016

10.8	†	Employment Agreement, dated August 5, 2016, between Applied Optoelectronics, Inc. and David C. Kuo	10-K	001-36083	10.9	February 28, 2018

10.9		Translation of Lease Agreement between Global Technology, Inc. and the People’s Republic of China in Zhejiang Province, Ningbo City, Land Resources Bureau	10-K	001-36083	10.30	February 28, 2018

10.10		Statement of Work No. 1 – Foundry between Applied Optoelectronics, Inc. and Microsoft Corporation, effective December 16, 2022	8-K	001-36083	10.1	May 3, 2023

10.10.1		Microsoft Corporation Purchase Order Terms & Conditions (included as Appendix C to Exhibit 10.10)	8-K	001-36083	10.1 (Appendix C)	May 3, 2023

Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Statement of Work No. 2 – Design and Assembly, between Applied Optoelectronics, Inc. and Microsoft Corporation, effective June 21, 2023	8-K	001-36083	10.1	June 21, 2023

10.11.1	Microsoft Corporation Purchase Order Terms & Conditions (included as Appendix J to Exhibit 10.11)	8-K	001-36083	10.1 (Appendix C)	June 21, 2023

10.12	Translation of the Land and Building Lease Agreement, dated October 7, 2024, between Prime World International Holdings Ltd., Taiwan Branch and San Ho Enterprise Co., Ltd.	8-K	001-36083	10.1	October 10, 2024

10.13	Form of Exchange Agreement, dated December 18, 2024, between Applied Optoelectronics, Inc. and the applicable Noteholders	8-K	001-36083	10.1	December 20, 2024

10.14	Transaction Agreement, by and between Applied Optoelectronics, Inc. and Amazon.com, Inc., dated as of March 13, 2025	8-K	001-36083	10.1	March 13, 2025

10.15	Lease, dated April 3, 2025, between Applied Optoelectronics, Inc. and Albany Road-Breck Exchange, LLC	8-K	001-36083	10.1	April 9, 2025

10.16	Translation of the Land and Building Lease Agreement, dated June 7, 2025, between Prime World International Holdings Ltd., Taiwan Branch and San Ho Electric Machinery Industry Co., Ltd.	8-K	001-36083	10.1	June 11, 2025

10.17	Translation of the RMB Working Capital Loan Contract (RMB 96,800,000), between Global Technology, Inc. and China Construction Bank Co., Ltd., dated June 12, 2025	8-K	001-36083	10.1	June 18, 2025

10.18	Translation of the Maximum Loan (Credit) Contract (Credit Line Agreement), dated June 26, 2025, between Global Technology, Inc. and China Construction Bank Co., Ltd.	8-K	001-36083	10.1	July 1, 2025

10.18.1	Translation of the Maximum Mortgage Contract (Security Agreement), dated June 26, 2025, between Global Technology, Inc. and China Construction Bank Co., Ltd.	8-K	001-36083	10.2	July 1, 2025

10.19	Translation of the Working Capital Loan Contract (RMB82,000,000), between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd., dated July 18, 2025	8-K	001-36083	10.1	July 23, 2025

		Incorporated By Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20	Translation of the Financing Credit Line Agreement, dated July 29, 2025, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.1	August 4, 2025

10.20.1	Translation of the Maximum Mortgage Contract (Security Agreement), dated July 29, 2025, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd.	8-K	001-36083	10.2	August 4, 2025

10.21	Loan and Security Agreement, dated July 31, 2025, between Applied Optoelectronics, Inc. and BOKF, NA dba BOK Financial	8-K	001-36083	10.1	August 6, 2025

10.21.1	Revolving Note, dated July 31, 2025, between Applied Optoelectronics, Inc. and BOKF, NA dba BOK Financial	8-K	001-36083	10.2	August 6, 2025

10.22	Translation of the Agreement to Terminate Land and Building Lease dated August 20, 2025, between Prime World International Holdings Ltd., and San Ho Electric Machinery Industry Co., Ltd.	8-K	001-36083	10.1	August 26, 2025

10.23	Translation of the Premises Lease Agreement, dated September 1, 2025, between Prime World International Holdings Ltd., Taiwan Branch and International Games System Co., Ltd.	8-K	001-36083	10.1	September 4, 2025

10.24	Lease Agreement, dated September 19, 2025, by and between Applied Optoelectronics, Inc., and Coleman Logistics Assets, LLC	8-K	001-36083	10.1	September 24, 2025

10.25	Translation of the Premise Lease Agreement, dated October 28, 2025, between Prime World International Holdings Ltd., Taiwan Branch and International Games System Co., Ltd.	8-K	001-36083	10.1	November 3, 2025

10.26	Translation of the Approval Notice of Credit Line, dated October 20, 2025	8-K	001-36083	10.1	December 3, 2025

10.26.1	Translation of the General Agreement for Financial Transaction, dated November 27, 2025, between Prime World International Holdings Ltd. and Taishin International Bank	8-K	001-36083	10.2	December 3, 2025

10.26.2	Translation of the Loan Agreement, dated November 27, 2025, between Prime World International Holdings Ltd. and Taishin International Bank	8-K	001-36083	10.3	December 3, 2025

10.26.3	Translation of the Promissory Note, dated November 27, 2025, between Prime World International Holdings Ltd. and Taishin International Bank	8-K	001-36083	10.4	December 3, 2025

Incorporated By Reference
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
19		Applied Optoelectronics, Inc. Insider Trading Policy and Guidelines	10-K	001-36083	19	February 28, 2025

21		Subsidiaries of the registrant	S-1	333-190591	21.1	August 13, 2013

23.1	*	Consent of Grant Thornton LLP

24.1		Power of Attorney (see the signature page in this Annual Report on Form 10-K).

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

97		Compensation Recovery Policy	10-K	001-36083	97	February 23, 2024

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
February 26, 2026

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

Signature	Date

/s/ Chih-Hsiang (Thompson) Lin
CHIH-HSIANG (THOMPSON) LIN,
President, Chief Executive Officer and	February 26, 2026
Chairman of the Board of Directors
(principal executive officer)

/s/ STEFAN J. MURRY
STEFAN J. MURRY,
Chief Financial Officer	February 26, 2026
(principal financial officer and
principal accounting officer)

Signature	Date

/s/ WILLIAM H. YEH
WILLIAM H. YEH,	February 26, 2026
Director

/s/ RICHARD B. BLACK
RICHARD B. BLACK,	February 26, 2026
Director

/s/ CHE-WEI LIN
CHE-WEI LIN,	February 26, 2026
Director

/s/ CYNTHIA (CINDY) DELANEY
CYNTHIA (CINDY) DELANEY,	February 26, 2026
Director

/s/ ELIZABETH LOBOA
ELIZABETH LOBOA,	February 26, 2026
Director

/s/ MIN-CHU (MIKE) CHEN
MIN-CHU (MIKE) CHEN,	February 26, 2026
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Optoelectronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Applied Optoelectronics, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 26, 2026, expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Houston, Texas

February 26, 2026

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except the par value)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$206,140	$67,428
Restricted cash	9,895	11,705
Accounts receivable, net	244,404	116,801
Inventories	183,105	88,135
Prepaid expenses and other current assets	32,183	17,199
Total current assets	675,727	301,268
Property, plant and equipment, net	376,050	219,235
Land use rights, net	4,825	4,837
Operating right of use asset	49,697	9,646
Intangible assets, net	3,623	3,680
Other assets, net	58,501	8,366
TOTAL ASSETS	$1,168,423	$547,032
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$143,932	$104,969
Bank acceptance payable	33,363	19,259
Accrued liabilities	42,491	22,091
Current lease liability - operating	3,522	1,380
Current portion of notes payable and long-term debt	33,975	22,370
Total current liabilities	257,283	170,069
Convertible senior notes	129,829	134,497
Non-current lease liability - operating	47,393	9,041
Long-term debt	—	4,313
TOTAL LIABILITIES	434,505	317,920
Commitments and contingencies ( Note T)

Stockholders' equity:
Preferred Stock: 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common Stock; 120,000 shares authorized at $0.001 par value, 74,998 shares issued and outstanding at December 31, 2025; 80,000 shares authorized at $0.001 par value and, 49,393 shares issued at December 31, 2024, respectively	75	49
Additional paid-in capital	1,224,538	683,462
Accumulated other comprehensive loss	(617)	(2,548)
Accumulated deficit	(490,078)	(451,851)
TOTAL STOCKHOLDERS' EQUITY	733,918	229,112
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,168,423	$547,032

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023
Revenue, net	$455,715	$249,365	$217,646
Cost of goods sold	318,802	187,565	158,725
Gross profit	136,913	61,800	58,921
Operating expenses
Research and development	85,507	54,955	35,975
Sales and marketing	30,267	18,154	11,069
General and administrative	75,741	59,599	53,226
Total operating expenses	191,515	132,708	100,270
Loss from operations	(54,602)	(70,908)	(41,349)
Other income (expense)
Interest income	1,792	874	609
Interest expense	(3,497)	(6,826)	(9,428)
Other income (expense), net	9,603	(109,871)	(5,871)
Total other income (expense), net	7,898	(115,823)	(14,690)
Loss before income taxes	(46,704)	(186,731)	(56,039)
Income tax benefit (expense)	8,476	(2)	(9)
Net loss	$(38,228)	$(186,733)	$(56,048)
Net loss per share
Basic	$(0.64)	$(4.50)	$(1.75)
Diluted	$(0.64)	$(4.50)	$(1.75)

Weighted average shares used to compute net loss per share:
Basic	60,183,987	41,538,551	31,944,259
Diluted	60,183,987	41,538,551	31,944,259

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2025	2024	2023
Net loss	$(38,228)	$(186,733)	$(56,048)
Gain (loss) on foreign currency translation adjustment	1,931	(3,523)	(1,208)
Comprehensive loss	$(36,297)	$(190,256)	$(57,256)

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 2023, 2024 and 2025

(in thousands)

						Accumulated	Retained
	Preferred Stock		Common Stock		Additional	other	earnings/
	Number		Number		paid-in	comprehensive	(Accumulated	Stockholders'
	of shares	Amount	of shares	Amount	capital	gain (loss)	deficit)	equity
December 31, 2022	—	$—	28,622	$29	$391,526	$2,183	$(209,068)	$184,670
Public offering of common stock, net	—	—	8,275	8	76,498	—	—	76,506
Stock options exercised, net of shares withheld for employee tax	—	—	48	—	21	—	—	21
Issuance of restricted stock, net of shares withheld for employee tax	—	—	1,203	1	(957)	—	—	(956)
Share-based compensation	—	—	—	—	11,884	—	—	11,884
Foreign currency translation adjustment	—	—	—	—	—	(1,208)	—	(1,208)
Net loss	—	—	—	—	—	—	(56,048)	(56,048)
December 31, 2023	—	$—	38,148	$38	$478,972	$975	$(265,116)	$214,869
Public offering of common stock, net	—	—	9,968	10	196,826	—	—	196,836
Stock options exercised, net of shares withheld for employee tax	—	—	—	—	(2)	—	—	(2)
Issuance of restricted stock, net of shares withheld for employee tax	—	—	1,277	1	(4,334)	—	—	(4,333)
Share-based compensation	—	—	—	—	12,000	—	—	12,000
Foreign currency translation adjustment	—	—	—	—	—	(3,523)	(2)	(3,525)
Net loss	—	—	—	—	—	—	(186,733)	(186,733)
December 31, 2024	—	$—	49,393	$49	$683,462	$(2,548)	$(451,851)	$229,112
Public offering of common stock, net	—	—	23,750	24	518,891	—	—	518,915
Issuance of restricted stock, net of shares withheld for employee tax	—	—	1,616	2	(10,455)	—	—	(10,453)
Share-based compensation	—	—	—	—	11,710	—	—	11,710
Foreign currency translation adjustment	—	—	—	—	—	1,931	1	1,932
Equity exchanged to shares	—	—	239	—	3,500	—	—	3,500
Warrants contra revenue	—	—	—	—	17,430	—	—	17,430
Net loss	—	—	—	—	—	—	(38,228)	(38,228)
December 31, 2025	—	$—	74,998	$75	$1,224,538	$(617)	$(490,078)	$733,918

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(38,228)	$(186,733)	$(56,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for credit losses	4	(2)	(24)
Inventory reserve adjustment	7,799	3,434	8,728
Depreciation and amortization	27,696	20,649	20,427
Amortization of debt issuance cost and premium	(1,022)	1,430	2,308
Gain on disposal of assets	38	132	51
Share-based compensation	11,710	14,790	11,884
Deferred income tax	(7,575)	—	—
Loss on debt extinguishment	—	111,962	—
Warrants contra revenue	823	—	—
Unrealized foreign exchange loss (gain)	272	689	(1,313)
Changes in operating assets and liabilities:
Accounts receivable, trade	(127,597)	(68,512)	13,208
Inventories	(100,722)	(29,412)	6,790
Other current assets	(13,525)	(12,032)	1,008
Operating right of use asset	(40,900)	(5,027)	530
Accounts payable	38,963	72,076	(14,953)
Accrued liabilities	26,511	3,827	1,332
Unearned Revenue	—	(1,803)	(1,197)
Lease liability	41,325	5,006	(660)
Net cash provided by (used in) operating activities	(174,428)	(69,526)	(7,929)
Investing activities:
Purchase of property, plant and equipment	(179,148)	(43,406)	(9,079)
Proceeds from disposal of equipment	5	7	135
Deposits and prepayment for equipment	(31,082)	(6,792)	(5,229)
Purchase of intangible assets	(379)	(506)	(588)
Net cash used in investing activities	(210,604)	(50,697)	(14,761)
Financing activities:
Proceeds from line of credit borrowings	61,198	48,676	57,626
Repayments of line of credit borrowings	(55,011)	(45,029)	(172,005)
Proceeds from bank acceptance payable	121,407	44,152	57,057
Repayments of bank acceptance payable	(108,032)	(40,168)	(53,748)
Payment on issuance convertible Notes	(81)	(4,620)	—
Process from issuance of convertible senior notes, net of debt issuance cost	—	—	83,661
Principal payments of financing lease	—	—	(63)
Exercise of stock options	—	(2)	22
Payments of tax withholding on behalf of employees related to share-based compensation	(10,454)	(4,333)	(956)
Proceeds from common stock offering, net	518,914	146,293	68,984
Cash settlement of share-based compensation	—	(2,790)	—
Net cash provided by financing activities	527,941	142,179	40,578
Effect of exchange rate changes on cash	(6,007)	2,080	1,622
Net increase (decrease) in cash, cash equivalents and restricted cash	136,902	24,036	19,510
Cash, cash equivalents and restricted cash at beginning of period	79,133	55,097	35,587
Cash, cash equivalents and restricted cash at end of period	$216,035	$79,133	$55,097
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,483	$4,940	$8,098
Income taxes paid, net of refunds
U.S. Federal	—	—	—
U.S. State and Local	2	2	1
Foreign	—	—	8
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$4,695	$1,061	$1,053
Net change in deposits and prepaid for equipment related to property and equipment additions	$(15,687)	$79	$(1,297)

The accompanying notes are an integral part of these consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND OPERATIONS

Applied Optoelectronics, Inc. ("AOI" or the "Company") was incorporated in the State of Texas on February 28, 1997. In March 2013, the Company converted into a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet data center, CATV, telecom and FTTH. The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

The Company has manufacturing and research and development facilities located in the U.S., Taiwan and China. At its corporate headquarters and manufacturing facilities in Sugar Land, Texas, the Company primarily manufactures lasers and laser components and performs research and development activities for laser component and optical module products. The Company operates in Taipei, Taiwan and Ningbo, China through its wholly-owned subsidiary Prime World International Holdings, Ltd. ("Prime World", incorporated in the British Virgin Islands). Prime World is the parent of Global Technology, Inc. ("Global", incorporated in the People’s Republic of China).  Through Global, the Company primarily manufactures certain of its data center transceiver products, including subassemblies and transceivers, as well as Cable TV Broadband ("CATV") systems and equipment, and performs research and development activities for the CATV products. Prime World also operates a branch in Taiwan, which primarily manufactures transceivers. The Company also has a research and development center in Duluth, Georgia.

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

The Company considers all highly liquid securities with an original maturity of ninety days or less from the date of purchase to be cash equivalents. Cash in foreign accounts was approximately $24.5 million and $28.5 million at December 31, 2025 and 2024, respectively.

The Company maintains cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2025, approximately $190.5 million of U.S. deposits were not covered by FDIC insurance. The Company has not experienced any losses and believes it is not exposed to any significant risk with such accounts.

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

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The historical amount of losses on uncollectible accounts has been within the Company’s estimates. The Company generates much of its revenue from a limited number of customers. In 2025, 2024 and 2023, its top five customers represented 95.2%, 92.9% and 85.6% of its revenue, respectively. In 2025, Digicomm and Microsoft represented 53.1% and 28.8% of its revenue, respectively. In 2024, Microsoft, Digicomm and Oracle represented 43.7%, 35.1% and 12.4% of its revenue, respectively.

The five largest receivable balances for customers represented an aggregate of 94.0% and 95.5% of total accounts receivable at December 31, 2025 and 2024, respectively. As of December 31, 2025, Digicomm represented 71.6% of total accounts receivable and Microsoft represented 13.9% of total accounts receivable. As of December 31, 2024, Digicomm represented 66.6% of total accounts receivable and Microsoft represented 16.8% of total accounts receivable. No other customer represented greater than ten percent of revenue in 2025 or 2024 had greater than ten percent of total accounts receivable at December 31, 2025 or 2024.

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

Intangible assets consist of intellectual property that is stated at cost less accumulated amortization. As of December 31, 2025, the Company had 349 total patents issued. The costs incurred to obtain such patents have been capitalized and are being amortized over an estimated life between 10 and 20 years. The Company periodically evaluates its intangible assets to determine whether events or changes in circumstances indicate that a patent or trademark may not be applicable to the Company’s current products or is no longer in use. If such a determination is made, the intangible asset is impaired and the remaining value of the patent or trademark will be expensed at that time.

12.	Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment, ("ASC 360"). Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets. In accordance with ASC 360, the Company evaluates the carrying value of long-lived assets when it determines a triggering event has occurred, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. If such assets are determined not to be recoverable, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss when the fair value is less than the carrying amounts of such assets. The fair value, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised fair value projected in the evaluation of long-lived assets can vary within a range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate for the fair value of the assets. The Company did not record any asset impairment charges in 2025, 2024 or 2023.

13.	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, ("ASC 220") establishes rules for reporting and display of comprehensive income (loss) and its components. ASC 220 requires that unrealized gains and losses on the Company’s foreign currency translation adjustments be included in comprehensive income (loss).

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

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs may exceed the accrual, in which case the cost of sales will increase in the future. As of December 31, 2025 and 2024, the amount of accrued warranty was $0.48 million and $0.28 million, respectively. Changes in products warranty were as follows (in thousands):

	Year ended December 31,
	2025	2024
Beginning Balance, January 1	$277	$255
Warranty costs incurred	(54)	(63)
Provision for warranty	257	85
Ending Balance, December 31	$480	$277

17.	Advertising Costs

Advertising costs are charged to operations as incurred and amounted to approximately $1.9 million, $1.1 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

21.	Government Grant

The Company receives incentives from local governments in China that encourage us to establish, maintain, or increase investment, employment, or production in the region. Because there is no direct applicable U.S. GAAP guidance that addresses the recognition and measurement of government assistance received by a business entity, U.S. GAAP allows for the adoption of other analogous accounting guidance under ASC 958-605 (Not-for-Profit Entities – Revenue Recognition). The Company accounts for the grant as other income based on the substance of the incentive received when the conditions associated with the grant are substantially met and collection is reasonably assured.

22.	Global Intangible Low-taxed Income Provisions ("GILTI")

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 ("the 2017 Act") is the global intangible low-taxed income provisions ("GILTI"). In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

23.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. We adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note O, Income Taxes for the inclusion of new disclosures required.

Recent Accounting Pronouncements Yet to be Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income/Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about an entity's expenses. Upon adoption, we will be required to disclose in the notes a disaggregation of certain expense categories included within the expense captions of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028. The Company is currently evaluating the impact of the new standard will have on its financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, which modernizes the accounting for internal-use software and clarifies capitalization criteria. The updated standard is effective for us beginning with our interim and annual reporting periods of fiscal 2029. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-10 to establish the accounting for a government grant received by a business entity including guidance for (1) a grant related to an asset and (2) a grant related to income. For public business entities, the provisions of ASU 2025-10 are effective for fiscal years beginning after December 15, 2028. Early adoption is permitted. Management is currently evaluating the requirements under this new standard and does not expect the adoption to have a material impact on the Company's results of operations or financial condition.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during fiscal 2025 that are of significance or potential significance to us.

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

Disaggregation of Revenue

Revenue is classified based on the location of where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note R, "Segments and Geographic Information."

Revenue is also classified by major product category and is presented below (in thousands):

	Years ended December 31,
		% of		% of		% of
	2025	Revenue	2024	Revenue	2023	Revenue
CATV	$245,124	53.8%	$87,713	35.2%	$59,942	27.5%
Data Center	195,651	42.9%	148,525	59.5%	141,213	64.9%
Telecom	13,729	3.0%	10,980	4.4%	13,831	6.4%
FTTH and other	1,211	0.3%	2,147	0.9%	2,660	1.2%
Total Revenue	$455,715	100.0%	$249,365	100.0%	$217,646	100.0%

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

 The per share grant date fair value of the Customer Warranty was estimated using the following assumptions:

At Grant Date
Expected volatility	80.00%
Weighted-average expected term (in years)	10
Risk-free interest rate	4.23%
Dividend yield	-%
Fair Value per ordinary share at grant date	15.87

For the year ended December 31, 2025, the Company recognized approximately $33.1 million of revenue associated with customer arrangements that included the issuance of warrants. The impact of these arrangements on the Company's consolidated financial statements was not material for the periods presented. As of December 31, 2025, the Company recorded other current asset of $1.0 million and other noncurrent asset of $15.0 million, representing the aggregate grant-date fair value of 1,324,233 Warrant Shares vested at the issuance.

NOTE D— Leases

The Company leases space under non-cancellable operating leases for manufacturing facilities, research and development offices and certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle under operating leases. The Company determines if an arrangement is or contains a lease at contract inception. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of the right-of-use ("ROU") asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancellable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities.

On October 7, 2024, Prime World entered into a Land and Building Lease Agreement with San Ho Enterprise Co., Ltd. ("San Ho Enterprise"), under which Prime World will lease approximately 38,072 square feet of two adjoining parcels of land, in New Taipei City. The lease also included a building on these parcels, totaling approximately 36,662 square feet. The lease term is for fifteen years, commencing on December 1, 2024, and ending on November 30, 2039. A two-month renovation period from October 1 to November 30, 2024, preceded the lease term, during which no rent was charged by San Ho Enterprise. During the lease term, the monthly rent will increase by three percent (3%) every three years.

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

On  September 1, 2025, Prime World entered into a Lease Agreement with International Games System Co., Ltd., under which Prime World will lease a parcel of land with a total area of approximately 65,580 square feet, in New Taipei City. The lease includes a building on the parcel, totaling approximately 346,212 square feet, excluding approximately 54,086 square feet of the leased property which, at the time, had previously been leased to an existing tenant. The lease term is for fifteen years, commencing  November 1, 2025, and ending  October 31, 2040. A two-month renovation period from  September 1 to  October 1, 2025, preceded the lease term, during which no rent was charged. During the lease term, the monthly rent will increase by three percent (3%) every five years. On  October 28, 2025, Prime World entered into a lease to include the first floor which was previously excluded in the leased entered into on September 1, 2025.

            On  September 19, 2025, the Company entered into a Lease Agreement with Coleman Logistics Assets LLC ("Coleman"), pursuant to which the Company will lease approximately 209,665 square feet of space located at 1111 Gillingham Lane, Sugar Land, Texas 77478. The leased premises will be used by the Company primarily for manufacturing and related operations. The lease has a term of 126 months, commencing on the earlier of (i) the date the Company commences manufacturing operations within the leased premises, (ii) the date on which the leasehold improvements are substantially completed, or (iii)  March 31, 2026, and expiring approximately 126 months thereafter, unless earlier terminated in accordance with the lease. Coleman has agreed to provide a construction allowance toward the cost of leasehold improvements in an amount equal to the lesser of (i) the actual aggregate cost of such improvements or (ii) $1,886,985. Base rent under the lease is abated for the first seven months of the term and thereafter increases on a scheduled basis through the end of the term, reflecting an average annual escalation of approximately 3.5%. Beginning in the eighth month of the term, base rent will be $7.44 per rentable square foot on an annual basis (approximately $129,992 per month), escalating periodically to $10.49 per rentable square foot on an annual basis (approximately $183,367 per month) during the final six months of the term.

Although the lease agreement was executed prior to  December 31, 2025, the lease had not yet commenced as of that date, as Coleman is currently completing required improvements to the leased premises. The lease will commence in 2026, at which time the Company will recognize a ROU asset and a corresponding lease liability on its consolidated balance sheet. The total undiscounted lease payments over the initial lease term are approximately $21.9 million, which will be recognized upon lease commencement. No ROU asset or lease liability related to this agreement has been recorded as of December 31, 2025.

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

Lease expense is included under general and administrative expenses and was $4.0 million, $1.4 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Components of lease expense were as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2025	2024
Operating lease expense	$3,036	$1,282
Short Term lease expense	1,000	112
Total lease expense	$4,036	$1,394

Maturities of lease liabilities are as follows for the future one-year periods ending December 31, (in thousands):

Total
2026	$5,190
2027	5,303
2028	5,458
2029	4,823
2030	4,404
2031 and thereafter	37,976
Total lease payments	$63,154
Less imputed interest	(12,239)
Present value	$50,915

The weighted average remaining lease term and discount rate for operating leases were as follows for the periods indicated:

	December 31,	December 31,
	2025	2024
Weighted Average Remaining Lease Term (Years) - operating leases	13.42	10.81
Weighted Average Discount Rate - operating leases	3.40%	3.11%

Supplemental cash flow information related to operating leases was as follows for the periods indicated (in thousands):

	Year ended December 31,	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,309	$1,286
Right-of-use assets obtained in exchange for new operating lease liabilities	$40,955	$5,934

NOTE E—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$206,140	$67,428
Restricted cash	9,895	11,705
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$216,035	$79,133

Restricted cash includes guarantee deposits for customs duties, China government subsidy fund, and deposits as collateral in order to secure bank acceptance notes issued to vendors, see Note K for details. As of December 31, 2025 and 2024, there was $8.7 million and $8.5 million of restricted cash required for bank acceptance notes issued to vendors, respectively. There were $1.2 million and $0.7 million guarantee deposits for customs duties as of December 31, 2025 and December 31, 2024.

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

The following table presents the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Year ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(38,228)	$(186,733)	$(56,048)
Denominator:
Weighted average shares used to compute net loss per share
Basic	60,184	41,539	31,944
Effect of dilutive options and restricted stock units	—	—	—
Diluted	60,184	41,539	31,944
Net loss per share
Basic	$(0.64)	$(4.50)	$(1.75)
Diluted	$(0.64)	$(4.50)	$(1.75)

The following potentially dilutive securities were excluded from diluted net loss per share as their effect would have been antidilutive (in thousands):

	As of December 31,
	2025	2024
Restricted stock units	2,335	2,709
Shares for Notes 2026	140	5,153
Shares for Notes 2030	2,886	63
Total antidilutive shares	5,361	7,925

NOTE G—INVENTORIES

At December 31, 2025 and 2024, inventories consisted of the following (in thousands):

	As of December 31,
	2025	2024
Raw materials	$85,740	$50,379
Work in process and sub-assemblies	95,538	35,716
Finished goods	18,822	17,291
Allowance for inventory	(16,995)	(15,251)
Total inventory	$183,105	$88,135

For the years 2025, 2024 and 2023, the inventory reserve adjustment expensed for inventory was $7.8million, $3.4 million and $8.7 million, respectively. For the years December 31, 2025, 2024 and 2023, the direct inventory write-offs related to scrap, discontinued products, and damaged inventories were $9.3 million, $3.7 million and $10.6 million, respectively.

NOTE H—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	December 31, 2025	December 31, 2024
Land improvements	$806	$806
Building and improvements	138,163	118,648
Machinery and equipment	404,145	275,617
Furniture and fixtures	6,974	5,150
Computer equipment and software	17,180	13,369
Transportation equipment	786	647
	568,054	414,237
Less accumulated depreciation and amortization	(232,913)	(204,500)
	335,141	209,737
Construction in progress	39,808	8,397
Land	1,101	1,101
Total property, plant and equipment, net	$376,050	$219,235

For the years ended December 31, 2025, 2024 and 2023, depreciation expense of property, plant and equipment was $27.2 million, $20.2 million and $19.7 million, respectively. For the years ended  December 31, 2025, 2024 and 2023, there was no capitalized interest.

As of December 31, 2025, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

NOTE I—INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods indicated (in thousands):

	December 31, 2025
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$10,263	$(6,797)	$3,466
Trademarks	243	(86)	157
Total intangible assets	$10,506	$(6,883)	$3,623

	December 31, 2024
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$9,873	$(6,355)	$3,518
Trademarks	218	(56)	162
Total intangible assets	$10,091	$(6,411)	$3,680

For the years ended December 31, 2025, 2024 and 2023, amortization expense for intangible assets, included in general and administrative expenses on the income statement, was $0.4 million, $0.4 million and $0.7 million, respectively. The remaining weighted average amortization period for intangible assets is approximately 8.7 years.

At December 31, 2025, future amortization expense for intangible assets is estimated to be (in thousands):

December 31, 2025
2026	$467
2027	467
2028	467
2029	467
2030	467
Thereafter	1,288
Total	$3,623

NOTE J—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$206,140	$—	$—	$206,140
Restricted cash	9,895	—	—	9,895
Total assets	$216,035	$—	$—	$216,035
Liabilities:
Bank acceptance payable	—	$33,363	—	$33,363
Convertible senior notes	—	145,231	—	145,231
Total liabilities	$—	$178,594	$—	$178,594

The following table presents a summary of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2024(in thousands):

	Quoted prices	Significant
	in active	other
	markets for	observable	Significant
	identical	remaining	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$67,428	$—	$—	$67,428
Restricted cash	11,705	—	—	11,705
Note receivable	—	—	—	—
Total assets	$79,133	$—	$—	$79,133
Liabilities:
Bank acceptance payable	—	$19,259	—	$19,259
Convertible senior notes	—	148,625	—	148,625
Total liabilities	$—	$167,884	$—	$167,884

NOTE K—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	December 31, 2025	December 31, 2024
Revolving line of credit with a China bank up to $23.6 million with interest from 4.00% to 4.35%, terminated on June 18, 2025	$-	$13,466
Revolving line of credit with a China bank up to $35.6 million with interest of 2.6%, maturing July 29, 2030	20,203	—
Credit facility with a China bank up to $27.8 million with interest of 4.00% to 4.35%, terminated on July 23, 2025	—	13,216
Revolving line of credit with a China bank up to $35.6 million with interest at 2.45% to 2.95%, maturing June 26, 2030	13,772	—
Sub-total	33,975	26,682
Less debt issuance costs, net	—	—
Grand total	33,975	26,682
Less current portion	(33,975)	(22,369)
Non-current portion	$-	$4,313

Bank Acceptance Notes Payable
Bank acceptance notes issued to vendors with a zero percent interest rate	$33,363	$19,260

The current portion of long-term debt is the amount payable within one year of the balance sheet date of December 31, 2025.

SPD Credit Line

On  May 24, 2024, Global entered into a five-year revolving credit line with Shanghai Pudong Development Bank Co., Ltd. ("SPD"), totaling 170,000,000 RMB (the "SPD Credit Line") or approximately $23.9 million at that time. On  June 18, 2025, Global used the CCB Credit Facility, as described hereinbelow, to repay certain amounts outstanding under the SPD Credit Line. Upon repayment, Global terminated the SPD Credit Line effective  June 18, 2025.

On  July 18, 2025, Global entered into a one-year credit facility with SPD, totaling 82,000,000 RMB (the "¥82M Credit Facility"), or approximately $11.4 million at that time. Borrowing under the ¥82M Credit Facility was used to repay the Company’s outstanding loans with China Zheshang Bank Co., Ltd., and for general corporate and capital investment purposes.

On  July 29, 2025, Global entered into a five-year revolving credit line agreement with SPD in Ningbo City, China, totaling 250,000,000 RMB (the "¥250M SPD Credit Line"), or approximately $34.9 million at that time, and a mortgage contract. Borrowing under the ¥250M SPD Credit Line will be used for general corporate and capital investment purposes. Any credit previously extended by SPD will be applied against the available amount under the ¥250M SPD Credit Line, inclusive of the ¥82M Credit Facility. Global's obligation under the ¥250M SPD Credit Line is secured by certain real property owned by Global. As of  December 31, 2025, $20.2 million was outstanding under the ¥250M SPD Credit Line, and the outstanding balance of bank acceptance notes issued to vendors was $19.7 million. The unused credit was $1.5 million as of December 31, 2025.

CZB Loan

On  June 7, 2022, Global entered into a security agreement with China Zheshang Bank in Ningbo City, China ("CZB") for a five-year credit line agreement, totaling 200,000,000 RMB (the "¥200M Credit Facility"), or approximately $29.9 million at that time. On  July 23, 2025, Global used the ¥82M Credit Facility, as described hereinabove, to repay certain amounts outstanding under the ¥200M Credit Facility. Upon repayment, Global terminated the ¥200M Credit Facility effective  July 23, 2025. As of  December 31, 2025, the outstanding balance of bank acceptance notes issued to vendors was $2.8 million. The unused credit was $0.7 million as of December 31, 2025.

CCB Loan

On  June 12, 2025, Global entered into a one-year credit facility with China Construction Bank Co., Ltd., in Ningbo, City, China ("CCB"), totaling 96,800,000 RMB (the "CCB Credit Facility"), or approximately $13.5 million at that time.

On  June 26, 2025, Global entered into a five-year revolving credit line agreement with CCB, totaling 162,260,000 RMB (the "CCB Credit Line"), or approximately $22.7 million at that time. The amount available under the CCB Credit Line is inclusive of the CCB Credit Facility previously granted by CCB on  June 12, 2025.On December 19, 2025, the CCB Credit Line was increased to 250,000,000 RMB. Global's obligation under the CCB Credit Line is secured by certain real property owned by Global.  As of  December 31, 2025, $13.8 million outstanding under the CCB Credit Line, and the outstanding balance of bank acceptances notes issued to vendors was $10.8 million. The unused credit was $13.2 million as of December 31, 2025.

Taishin Loan

On November 27, 2025, Prime World entered into a credit facility with Taishin International Bank in Taiwan, consisting of a NT$100,000,000 line of credit (the "NT$100M Credit Line") and a US$2,000,000 line of credit (the "US$2M Credit Line"), collectively, with the NT$100M Credit Line, the "Taishin Credit Facility").

Prime World may utilize the Taishin Credit Facility from November 27, 2025 through October 31, 2026. Borrowings under the NT$100M Credit Line may be drawn as short-term loans, while the US$2M Credit Line is a derivatives-based facility and may be used by Prime World to entered into foreign exchange hedging transactions. As of December 31, 2025, $0 was outstanding under the Taishin Credit Facility.

BOKF Loan

On  July 31, 2025, the Company entered into a Loan and Security Agreement (the "BOKF Credit Facility") with BOKF, NA dba BOK Financial, as agent for secured parties. The BOKF Credit Facility provides the Company with a three-year, $35 million revolving line of credit, with the ability to request additional lender commitments in an aggregate amount not to exceed $40 million (for a total aggregate amount of $75 million) pursuant to certain conditions. As of  December 31, 2025, $0 was outstanding under the BOKF Credit Facility.

As of December 31, 2025 and December 31, 2024, the Company had $60.7 million and $24.8 million of unused borrowing capacity, respectively.

As of December 31, 2025 and December 31, 2024, there was $8.7 million and $8.5 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

The following table presents the carrying value of the 2026 Notes and the 2030 Notes for the periods indicated (in thousands):

December 31, 2025
2026 Notes
Principal Amount	$—
Unamortized debt issuance costs	—
Net carrying amount for 2026 Notes	—
2030 Notes
Principal Amount	125,000
Premium upon issuance	8,376
Unamortized debt issuance costs	(3,547)
Net carrying amount for 2030 Notes	129,829
Total net carry amount	$129,829

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

The following table sets forth interest expense information related to the 2026 Notes and the 2030 Notes for the periods indicated (in thousands):

	Year ended December 31,
	2025	2024
Contractual interest expense	$1,397	$4,222
Amortization of debt issuance costs	954	1,466
Total interest cost	$2,351	$5,688
Effective interest rate	1.0%	5.3%

NOTE M—ACCRUED LIABILITIES

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	December 31, 2025	December 31, 2024
Accrued payroll	$28,384	$13,136
Accrued employee benefits	5,506	4,014
Accrued state and local taxes	965	824
Accrued interest	1,599	114
Accrued shipping and tariff expenses	516	803
Advance payments	288	188
Accrued commission	1,381	768
Accrued professional fees	581	406
Accrued product warranty	480	277
Accrued other	2,791	1,561
Total accrued liabilities	$42,491	$22,091

NOTE N—OTHER INCOME AND EXPENSE

Other income and expense consisted of the following for the periods indicated (in thousands):

	Year ended December 31,
	2025	2024	2023
Foreign exchange transaction gain	$2,039	$144	$711
Government subsidy income	4,866	395	937
Loss on disposal of assets	(38)	(132)	(51)
Loss on debt extinguishment	—	(111,962)	—
Other non-operating gain (loss)	2,736	1,684	(7,468)
Total other income (expense), net	$9,603	$(109,871)	$(5,871)

NOTE O—INCOME TAXES

The sources of the Company’s loss from operations before income taxes were as follows for the periods indicated (in thousands):

	Years ended December 31,
	2025	2024	2023
Domestic	$(81,667)	$(181,701)	$(52,886)
Foreign	34,963	(5,030)	(3,153)
Total loss before income taxes	$(46,704)	$(186,731)	$(56,039)

The provision for income tax expense (benefit) for the years ended December 31, was as follows (in thousands):

Current:	2025	2024	2023
Federal	$—	$—	$—
State	2	2	1
Foreign	—	—	8
Total	$2	$2	$9
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(8,478)	—	—
Total	$(8,478)	$—	$—

Income tax (benefit) expense	$(8,476)	$2	$9

Deferred income tax assets and liabilities result principally from net operating losses, different methods of recognizing depreciation, reserves for doubtful accounts and inventory, research and development credits and foreign tax credits. At December 31, the net deferred tax assets and liabilities are comprised of the following approximate amounts (in thousands):

	2025	2024
NOL carryforward	$79,264	$59,788
Inventory reserves	3,261	3,700
Unrealized gains and losses	237	221
Share-based compensation	1,724	1,332
Foreign tax credit	4,599	4,599
Research and development credits	14,874	12,508
Capitalized research and development	—	14,449
Interest	5,587	4,465
ASC 842 Assets	931	1,515
Other	1,391	995
Deferred tax assets	111,868	103,572
Less valuation allowance	(95,753)	(94,996)
Deferred tax assets, net	16,115	8,576
Depreciation and amortization	(7,812)	(7,216)
ASC 842 Liabilities	(687)	(1,360)
Deferred tax liabilities	(8,499)	(8,576)
Deferred tax assets, net	$7,616	$—

The Company has a U.S. net operating loss carry forward of approximately $250.6 million, $33.6 million of which, if unused, expires between 2026 and 2032 and $217.0 million of which, can be carried forward indefinitely. The Company has U.S. and state research and development tax credits of $14.9 million, which, if unused, expire between 2028 and 2044. In addition, the Company has foreign tax credits of $4.6 million, which, if unused, will expire in 2028. Utilization of U.S. net operating losses and tax credit carry forwards are subject to an annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382. As of December 31, 2025, the Company had Taiwan net operating loss carry forwards of approximately $86.2 million and China net operating loss carry forwards of approximately $40.4 million.  The carryforward period for the Taiwan net operating loss carry forwards is ten years, and the expiration period begins 2028.  The carryforward period for China net operating loss carry forwards is ten years, and the expiration period begins 2029.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2025 and December 31, 2024, a valuation allowance of $95.8 million and $95.0 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The following table shows the change in the deferred tax valuation allowance as follows:

	2025	2024	2023
Beginning Balance, January 1	$94,996	$78,124	$69,680
Change charged to expense/(income)	763	15,727	8,755
Change charged to currency translation adjustment	(162)	1,145	(311)
Other adjustment	156	—	—
Ending Balance, December 31	$95,753	$94,996	$78,124

The expense (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows (in thousands):

	Amount	Percentage
U.S. federal statutory tax rate	$(9,808)	21.0%
State and local income tax, net of federal income tax effect	2*	0.0%
Foreign tax effects
China
Statutory tax rate difference	(2,440)	5.2%
Changes in valuation allowances	(11,990)	25.7%
R&D super deduction	(2,537)	5.5%
Other	(50)	0.1%
Taiwan
Changes in valuation allowances	1,559	(3.3% )
Prior Period Adjustments	(596)	1.3%
Other	236	(0.5% )
Effect of cross-border tax laws
GILTI	9,139	(19.6% )
Tax credits
Research and development credit	(2,366)	5.1%
Changes in valuation allowances	11,194	(25.2% )
Nontaxable or nondeductible items
Share-based compensation	(1,225)	3.8%
Other	146	(0.3% )
Other adjustments	260	(0.6% )
Effective tax rate	$(8,476)	18.2%

*State and Local taxes includes the effects of changes in valuation allowance.  No individual state made up the majority of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows (in thousands):

	2024	2023
Expected taxes at statutory rate	$(39,214)	$(11,768)
Interest Carryforward	1,843	—
Non-deductible/non-taxable items	470	57
Global intangible low-taxed income	1,809	2,568
Foreign rate differences	(314)	242
Foreign permanent differences	(1,245)	(1,212)
Changes in valuation allowance	15,727	8,755
Share-based compensation	222	729
Research and development credits	(1,510)	(492)
Extinguishment of debt	22,602	1,580
Foreign other	—	—
Other, net	(388)	(450)
Tax (benefit) expense	$2	$9

The Company’s provision for income taxes in 2025 was lower than 2024 primarily due to the release of Valuation Allowance on the deferred tax assets of the Company’s wholly owned subsidiary, Global Technology, Inc. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2025, in part because in the current year we achieved three years of cumulative pretax income in China, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $7.6 million are realizable. It therefore reduced the valuation allowance accordingly.

The Company's provision for income taxes in 2024 was higher than 2023 primarily due to state taxes.

The Company’s wholly owned subsidiary, Prime World is a tax-exempt entity under the Income Tax Code of the British Virgin Islands.

The Company’s wholly owned subsidiary, Global Technology, Inc., has enjoyed preferential tax concessions in China as a national high-tech enterprise. In March 2007, China’s parliament enacted the PRC Enterprise Income Tax Law, or the EIT Law, under which, effective January 1, 2008, China adopted a uniform income tax rate of 25% for all enterprises including foreign invested enterprises. However, Global Technology, Inc. has been recognized as a National high-tech enterprise since 2008 and entitled to a 15% reduced tax rate.  In December 2023, Global Technology, Inc. again renewed its National high-tech enterprise certificate and therefore extended its three-year tax preferential status until December 2026. This tax holiday reduced its 2025, 2024 and 2023 income tax provision by approximately $0.0 million, $0.0 million, and $0.0 million, respectively. This tax holiday reduced its fiscal 2025, 2024, and 2023 diluted earnings per share by approximately $0.00, $0.00, and $0.00 respectively. Effective January 1, 2016, China expanded the scope of the National high-tech enterprise to include additional deductions for qualifying research and development.

As of December 31, 2025, 2024 and 2023, the total amount of unrecognized tax benefit was $0.2 million, $0.2 million, and $0.2 million, respectively. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2025	2024	2023
Unrecognized tax benefits — January 1	$181	$181	$181
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	—	—	—
Unrecognized tax benefits — December 31	$181	$181	$181

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, it has not accrued penalties or interest during 2025 as a result of net operating losses. During 2024 or 2023, the Company also accrued no penalties or interest.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s open tax years subject to examination in the U.S. federal and state jurisdictions are 2022 through 2024. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward. The Company is subject to examination for tax years 2020 forward for various foreign jurisdictions.

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act, (the "CHIPS Act") was signed into law. Among other things, the CHIPS Act provides for refundable tax credits and certain other financial incentives to further investments in domestic manufacturing. At least a portion of our current and future capital expenditures and research and development costs will qualify for this credit, which benefits us by allowing us to net the credit received against our costs. This credit is accounted for outside of ASC 740 as a reduction to the depreciable basis of the assets used in operations and will not have an impact on our effective tax rate.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Among other things, the OBBBA suspends the requirement to capitalize and amortize domestic research and development (R&D) expenditures for amounts paid or incurred in taxable years beginning after December 31, 2024 and before January 1, 2030. The OBBBA also permits taxpayers to elect to accelerate deductions for the remaining unamortized domestic R&D expenditures paid or incurred between January 1, 2022 and December 31, 2024 over a one- or two-year period. The Company elected to accelerated deductions with respect to unamortized domestic R&D expenditures capitalized in 2022, 2023, and 2024 as a deduction in 2025.

In addition, the OBBBA preserves a significant portion of the Inflation Reduction Act (IRA) clean energy tax credit framework but introduces certain limitations and additional diligence obligations for developers, investors, lenders, and credit purchasers, including a phaseout of the Clean Electricity Tax Credits and placed-in-service deadlines for certain wind and solar projects (Internal Revenue Code Sections 45Y and 48E). Based on the Company’s business profile and the limited applicability of these provisions to the Company, we do not currently expect these changes to have a material impact on our income tax provision or ETR. The OBBBA permanently extends 100% bonus depreciation for qualifying property placed in service after January 19, 2025. The Company does not intend to elect bonus depreciation and, as a result, does not expect this provision to have a material impact on the Company’s income tax provision or effective tax rate. For tax years beginning after December 31, 2024, the OBBBA permanently restores the EBITDA-based calculation of adjusted taxable income (ATI) for purposes of the Section 163(j) business interest expense limitation (i.e., allowing addbacks for depreciation, amortization, and depletion in computing ATI). This change generally increases the amount of business interest expense that can be deducted and may reduce the amount of interest subject to carryforward.

The Company expects any earnings of foreign subsidiaries to be indefinitely invested outside the United States. As of December 31, 2025, however, the Company does not have any accumulated undistributed earnings generated by foreign subsidiaries and has estimated that its tax basis in foreign subsidiaries exceeds its book basis. The Company has concluded that no deferred tax asset (DTA) should be recorded because at the present time it does not expect that the temporary book-tax basis difference that would create this DTA will reverse in the foreseeable future.

NOTE P—SHARE-BASED COMPENSATION

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

‑	the Amended and Restated 2021 Equity Incentive Plan ("2021 Plan")
‑	the 2023 Inducement Plan ("Inducement Plan")

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

Stock Options

In the years ended December 31, 2025 and 2024, the Company granted no stock options under its equity plans. As of December 31, 2025, there was no unrecognized stock-based compensation expense related to stock options. In the years ended December 31, 2025, 2024, and 2023, the intrinsic value of stock options was $0, $0, and $0.2 million, respectively.

Performance Based Incentive Plan

Starting in 2021, certain senior executives were granted performance stock units ("PSUs") under our 2021 Plan, which generally vest over a three-year period subject to achievement of certain pre-established performance metrics. The number of shares of common stock that would ultimately be issued to settle PSUs granted ranged from 0% to 200% of the target number of shares granted. We estimate the fair value of the PSUs on the date of grant using a Monte Carlo simulation model, with stock-based compensation expense recognized ratably over the appliable three-year performance period. The Company recognized stock-based compensation expense for the PSUs for the twelve months ended December 31, 2025, 2024 and 2023 of $4.4 million, $3.0 million and $1.7 million, respectively.

On May 9, 2025, the Compensation Committee certified the Company exceeded the maximum performance level for each of the performance targets set for the PSUs granted June, 2022 (the "2022 PSUs"). Therefore, applicable employees were entitled to payment of the 2022 PSUs at 200% of the target shares granted under the 2021 Plan. The following is a summary of PSU activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2025	1,447		$7.72	$53,347
Granted	719		6.94	8,851
Released	(977)	14.76	2.49	14,431
Cancelled/Forfeited	—		—	—
Outstanding, December 31, 2025	1,189		11.55	41,442
Vested and expected to vest	1,189		11.55	41,442

As of December 31, 2025, there was $5.1 million of unrecognized stock-based expense related to outstanding PSUs. This expense is expected to be recognized over 1.7 years. For the years ended December 31, 2025, 2024 and 2023, the weighted-average grant value for PSUs was $6.94, $16.40 and $8.89 per share, respectively. The intrinsic values of PSUs exercised were $14.4 million, $2.9 million and $3.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of shares vested for PSUs during years ended December 31, 2025, 2024 and 2023 were $4.5 million, $4.0 million and $0 million, respectively

Restricted Stock Units

Restricted stock units are issued to employees through a vesting plan and distribution schedule after employee remains with the Company for a particular length of time. The following is a total summary of RSU activity (in thousands, except per share data):

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding at January 1, 2025	2,231		$6.04	$82,243
Granted	497		12.74	6,332
Released	(1,217)	$24.99	6.26	30,400
Cancelled/Forfeited	(50)		6.21	1,744
Outstanding, December 31, 2025	1,461		8.13	50,964
Vested and expected to vest	1,461		8.13	50,964

As of  December 31, 2025, there was $10.6 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.2 years. For the years ended December 31, 2025, 2024 and 2023, the weighted-average grant value for RSUs are $12.74, $10.73 and $6.15 per share, respectively. The intrinsic values of RSUs exercised are $30.4 million, $19.0 million and $7.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of shares vested for RSUs during years ended December 31, 2025, 2024 and 2023 are $7.2 million, $8.1 million and $8.6 million, respectively.

Share-Based Compensation

The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award and expense is adjusted as forfeitures occur.

The Company issues RSUs as share-based compensation to employees. The Company estimates the fair value of RSUs at the fair market value on the grant date.

Employee share-based compensation expenses recognized for the years ended December 31, were as follows (in thousands):

Share-Based compensation - by expense type:

	2025	2024	2023
Cost of goods sold	$361	$473	$524
Research and development	1,193	1,455	1,492
Sales and marketing	1,457	1,512	1,110
General and administrative	8,699	11,350	8,758
Total share-based compensation expense	$11,710	$14,790	$11,884

NOTE Q—STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the issuance of up to 120,000,000 shares of common stock, all of which have been designated voting common stock.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Public Offerings of Common Stock

On December 18, 2024, the Company filed an automatic shelf registration statement on Form S- 3ASR (Registration File No. 333- 283905) with the Securities and Exchange Commission, which became effective immediately upon filing.

On February 28, 2025, the Company entered into an Equity Distribution Agreement with Raymond James & Associates ("Raymond James") pursuant to which the Company could issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $100 million (the "First ATM Offering"), from time to time through Raymond James. On April 8, 2025, the Company completed the First ATM Offering and sold approximately 5.7 million shares at a weighted average price of $17.71 per share, providing proceeds of approximately $98 million, net of expenses and underwriting discounts and commissions.

On May 28, 2025, the Company entered into an Equity Distribution Agreement with Raymond James and Needham & Company, LLC (collectively, the "Sales Agents" and each, a "Sales Agent") pursuant to which the Company could issue and sell shares of the Company’s common stock having an aggregate offering price of up to $100 million (the "Second ATM Offering"), from time to time through the Sales Agents. On June 18, 2025, the Company completed the Second ATM Offering and sold approximately 5.7 million shares at a weighted average price of $17.46 per share, providing proceeds of approximately $98 million, net of expenses and underwriting discounts and commissions.

On August 27, 2025, the Company entered into an Equity Distribution Agreement with the Sales Agents pursuant to which the Company could issue and sell shares of the Company’s common stock having an aggregate offering price of up to $150 million (the "Third ATM Offering"), from time to time through the Sales Agents. On September 22, 2025, the Company completed the Third ATM Offering and sold approximately 5.7 million shares at a weighted average price of $26.41 per share, providing proceeds of approximately $147 million, net of expenses and underwriting discounts and commissions.

On November 7, 2025, the Company entered into another Equity Distribution Agreement (the "Agreement") with the Sales Agents pursuant to which the Company could issue and sell shares of the Company's common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $180 million (the "Fourth ATM Offering"), from time to time through the Sales Agents. Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, sales of the Shares were made through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agents. In the placement notice, the Company would designate the maximum number of Shares to be sold through the Sales Agents, the time period during which sales were requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that could be sold in any one day. Subject to the terms and conditions of the Agreement, the Sales Agents would use its commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice.

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

On December 23, 2025, the Company completed the Fourth ATM Offering and sold approximately 6.698 million shares at a weighted average price of $26.87 per share, providing proceeds of $176.4 million, net of expenses and underwriting discounts and commissions.

The details of the shares of common stock sold through the First ATM Offering, the Second ATM Offering, the Third ATM Offering and the Fourth ATM Offering through December 31, 2025 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Weighted Average Per Share Price	Number of Shares Sold	Net Proceeds	Compensation to Distribution Agent
Raymond James & Associates, Inc.	Mar-25	$20.71	3,535,650	$71,755	$1,464
Raymond James & Associates, Inc.	Apr-25	12.69	2,110,057	26,245	536
Raymond James & Associates and Needham & Company, LLC	Jun-25	17.46	5,725,948	98,000	2,000
Raymond James & Associates and Needham & Company, LLC	Sep-25	26.41	5,680,235	147,000	3,000
Raymond James & Associates and Needham & Company, LLC	Nov-25	23.15	2,778,564	63,050	1,287
Raymond James & Associates and Needham & Company, LLC	Dec-25	29.51	3,919,517	113,350	2,313
Total			23,749,971	$519,400	$10,600

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

	Years Ended December 31,
	2025	2024	2023
Revenue	$455,715	$249,365	$217,646
Cost of goods sold	(318,802)	(187,565)	(158,725)
Adjusted research and development	(84,177)	(53,383)	(34,483)
Adjusted sales and marketing	(28,723)	(15,805)	(9,959)
Adjusted general and admin	(60,934)	(41,037)	(37,118)
Other segment items	(1,307)	(138,308)	(33,409)
Net loss	(38,228)	(186,733)	(56,048)

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise only property, plant, equipment and intangible assets (in thousands):

	Year ended December 31,
	2025	2024	2023
Revenues:
United States	$19,378	$10,921	$30,798
Taiwan	174,197	126,639	143,528
China	262,140	111,805	43,320
	$455,715	$249,365	$217,646

	As of December 31,
	2025	2024	2023
Long-lived assets:
United States	$123,677	$71,867	$75,283
Taiwan	146,673	57,907	47,668
China	162,322	107,624	91,050
	$432,672	$237,398	$214,001

The Company serves four primary markets, the internet data center, CATV, telecom and FTTH markets. Of the Company’s total revenues in 2025, the Company earned $245.1 million, or 53.8%, from the CATV market, $195.7 million, or 42.9%, from the internet data center market, $13.7 million, or 3.0%, from the telecom market and $1.2 million, or 0.3%, from the FTTH and other markets. Of the Company’s total revenues in 2024, the Company earned $148.5 million, or 59.5%, from the internet data center market, $87.7 million, or 35.2%, from the CATV market, $11.0 million, or 4.4%, from the telecom market and $2.1 million, or 0.9%, from the FTTH and other markets. Of the Company’s total revenues in 2023, the Company earned $141.2 million, or 64.9%, from the internet data center market, $59.9 million, or 27.5%, from the CATV market, $13.8 million, or 6.4%, from the telecom market and $0.1 million, or 0.0%, from the FTTH market.

NOTE S—EMPLOYEE BENEFIT PLANS

Employees of Global participate in a state-mandated social security program in China. Under this program, pension costs are recorded on the basis of required monthly contributions to employees’ individual accounts during their service periods. Under the regulations of the People’s Republic of China, Global is required to make fixed contributions to a fund, which is under the administration of the local labor departments. Pension expense for Global was $2.5 million, $1.7 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Employees of Prime World’s Taiwan branch participate in a pension program under the Taiwan Labor Pension Act. Pension expense for the Prime World’s Taiwan branch was $0.7 million, $0.5 million, and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Arbitration filed by Yuhan Optoelectronic Technology (Shanghai) Co., Ltd.

On September 12, 2023, the Company delivered notice of termination with respect to that certain Agreement for the Sale and Purchase of a New Company to be Established in Hong Kong Special Administrative Region of the People’s Republic of China (the "Purchase Agreement"), dated September 15, 2022, with Prime World International Holdings Ltd. (the "Seller") and Yuhan Optoelectronic Technology (Shanghai) Co., Ltd. (the "Purchaser"), pursuant to which the Seller would divest its manufacturing facilities located in the People's Republic of China and certain assets related to its transceiver business and multichannel optical sub-assembly products for the internet data center, FTTH and telecom markets. The termination, in accordance with the terms of the Purchase Agreement, was a result of the Purchaser's failure to satisfy certain of its material obligations under the Purchase Agreement. In terminating the Purchase Agreement, we also asserted the right to recover a break-up fee from the Purchaser. On December 22, 2023, the Purchaser filed for arbitration in Hong Kong with the Hong Kong International Arbitration Centre ("HKIAC") challenging the validity of our termination notice and seeking specific performance with respect to the transactions contemplated in the Purchase Agreement, which in any case remain subject to regulatory approvals. On January 22, 2024, the Company filed its response, generally denying the Purchaser’s allegations and asserting counterclaims for recovery of a break-up fee. This matter was settled on January 27, 2025, with the Company paying only its own legal fees and expenses.

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

NOTE U—SUBSEQUENT EVENTS

On February 13, 2026, the Compensation Committee of the Board of Directors of the Company approved an amendment to each of the Employment Agreements, dated as of August 5, 2016, by and between the Company and (i) Stefan J. Murry, Chief Financial Officer and Chief Strategy Officer, (ii) Hung-Lun (Fred) Chang, Senior Vice President and North America General Manager, (iii) Shu-Hua (Joshua) Yeh, Senior Vice President and Asia General Manager, and (iv) David C. Kuo, Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary to provide for enhanced severance payments and benefits.

On February 23, 2026, the Company entered into a Lease Agreement with Blue Ridge Commerce Center West LLC to lease approximately 153,928 rentable square feet of space in Building #3, located at 16851 Blue Ridge Commerce Dr., Houston, Texas 77489. The premises may be used for office, warehouse, and light manufacturing and assembly.