Form 10-Q
period 2026-03-31
APPLIED OPTOELECTRONICS, INC.
filed 2026-05-07
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of May 5, 2026, there were 80,242,767 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$439,705	$206,140
Restricted cash	9,672	9,895
Accounts receivable, net	298,996	244,404
Inventories, net	206,246	183,105
Prepaid expenses and other current assets	37,958	32,183
Total current assets	992,577	675,727
Property, plant and equipment, net	419,003	376,050
Land use rights, net	4,871	4,825
Operating right of use assets	71,949	49,697
Intangible assets, net	3,614	3,623
Deferred income tax assets	6,682	7,616
Other assets, net	67,183	50,885
TOTAL ASSETS	$1,565,879	$1,168,423
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$148,160	$143,932
Bank acceptance payable	35,766	33,363
Accrued liabilities	31,345	42,491
Current lease liabilities - operating	2,932	3,522
Current portion of long-term debt	41,225	33,975
Total current liabilities	259,428	257,283
Non-current lease liabilities - operating	70,983	47,393
Convertible senior notes	129,516	129,829
TOTAL LIABILITIES	459,927	434,505
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common Stock; 120,000 shares authorized at $0.001 par value; 78,971 and 74,998 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	79	75
Additional paid-in capital	1,610,439	1,224,538
Accumulated other comprehensive income (loss)	(207)	(617)
Accumulated deficit	(504,359)	(490,078)
TOTAL STOCKHOLDERS' EQUITY	1,105,952	733,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,565,879	$1,168,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Revenue, net	$151,144	$99,859
Cost of goods sold	107,228	69,315
Gross profit	43,916	30,544
Operating expenses
Research and development	25,656	17,810
Sales and marketing	6,347	5,357
General and administrative	24,904	16,314
Total operating expenses	56,907	39,481
Loss from operations	(12,991)	(8,937)
Other income (expense)
Interest income	1,737	224
Interest expense	(863)	(934)
Other income (loss)	(1,115)	475
Total other income (expense), net	(241)	(235)
Loss before income taxes	(13,232)	(9,172)
Income tax expense	(1,049)	—
Net loss	$(14,281)	$(9,172)
Net loss per share
Basic	$(0.19)	$(0.18)
Diluted	$(0.19)	$(0.18)

Weighted average shares used to compute net loss per share:
Basic	75,980	50,041
Diluted	75,980	50,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Net loss	$(14,281)	$(9,172)
Gain (loss) on foreign currency translation adjustment	410	(207)
Comprehensive loss	$(13,871)	$(9,379)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2026 and 2025

(Unaudited, in thousands, except for share amount)

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2025	74,998	$75	$1,224,538	$(617)	$(490,078)	$733,918
Issuance of restricted stock, net of shares withheld for employee tax	219	—	(1,738)	—	—	(1,738)
Share-based compensation	—	—	4,391	—	—	4,391
Public offering of common stock, net	3,754	4	382,445	—	—	382,449
Warrants contra revenue	—	—	803	—	—	803
Foreign currency translation adjustment	—	—	—	410	—	410
Net loss	—	—	—	—	(14,281)	(14,281)
March 31, 2026	78,971	$79	$1,610,439	$(207)	$(504,359)	$1,105,952

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2024	49,393	$49	$683,462	$(2,548)	$(451,851)	$229,112
Issuance of restricted stock, net of shares withheld for employee tax	283	—	(1,686)	—	—	(1,686)
Share-based compensation	—	—	2,562	—	—	2,562
Public offering of common stock, net	3,536	4	71,662	—	—	71,666
Warrants contra revenue	—	—	16,738	—	—	16,738
Foreign currency translation adjustment	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	(9,172)	(9,172)
March 31, 2025	53,212	$53	$772,738	$(2,755)	$(461,023)	$309,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Operating activities:
Net loss	$(14,281)	$(9,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debt	8	—
Inventory reserve adjustment	2,436	1,872
Depreciation and amortization	9,229	5,725
Amortization of debt issuance costs and premium	(258)	296
Amortization of convertible notes premium	—	(508)
Deferred tax asset	1,049	—
Gain on disposal of assets	16	8
Share-based compensation	4,391	2,562
Warrants contra revenue	963	—
Unrealized foreign exchange loss	1,217	250
Changes in operating assets and liabilities:
Accounts receivable, trade	(54,444)	(54,300)
Inventories, net	(25,329)	(16,194)
Other current assets	(6,188)	244
Operating right of use asset	(23,063)	314
Accounts payable	4,228	19,896
Accrued liabilities	(9,159)	(1,569)
Lease liability	23,832	(339)
Net cash used in operating activities	(85,353)	(50,915)
Investing activities:
Purchase of property, plant and equipment	(58,225)	(28,389)
Deposits and deferred charges	(9,744)	(7,847)
Purchase of intangible assets	(118)	(65)
Net cash used in investing activities	(68,087)	(36,301)
Financing activities:
Principal payments of long-term debt and notes payable	—	(55)
Proceeds from line of credit borrowings	16,348	6,546
Repayments of line of credit borrowings	(9,562)	(11,143)
Proceeds from bank acceptance payable	35,231	23,865
Repayments of bank acceptance payable	(33,447)	(19,178)
Payments of tax withholding on behalf of employees related to share-based compensation	(1,737)	(1,686)
Payment on convertible notes	(16)	—
Proceeds from common stock offering, net	382,448	71,665
Net cash provided by financing activities	389,265	70,014
Effect of exchange rate changes on cash	(2,483)	4,880
Net increase (decrease) in cash, cash equivalents and restricted cash	233,342	(12,322)
Cash, cash equivalents and restricted cash at beginning of period	216,035	79,133
Cash, cash equivalents and restricted cash at end of period	$449,377	$66,811
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$1,815	$109
Income taxes	(2)	—
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$(1,595)	$809
Net change in deposits and prepaid for equipment related to property and equipment additions	597	(864)
Non-cash operating and financing activities:
Warrant issued and vested to customer	—	16,739

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and March 31, 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Product Warranty

The Company generally offers a one-year limited warranty for its products but it can extend for longer periods of three to five years for certain products sold to certain customers. The Company estimates the costs that  may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time when product defects occur. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. While the Company believes that its warranty accrual is adequate, the actual warranty costs  may exceed the accrual, in which case the cost of sales will increase in the future. As of March 31, 2026 and  December 31, 2025, the amount of accrued warranty was $0.47 million and $0.48 million, respectively.

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2026, as compared to the significant accounting policies described in its 2025 Annual Report.

Recently Issued Accounting Pronouncements

           There was no accounting pronouncement adopted in the first quarter of 2026.

Recent Accounting Pronouncements Not Yet Adopted

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

In May 2025, the FASB issued ASU  2025-04 "Share-Based Consideration Payable to a Customer". The standard is effective for our 2026 annual period, and our interim periods beginning in 2027. The Company is currently evaluating the impact of this ASU on its annual financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025- 05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025. The Company plans to adopt this ASU on the effective date and does not expect it to have a material impact on the Company’s financial statements.

              In September 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

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

              In  December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after  December 15, 2026. The adoption method of this ASU  may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

          There have been no other recent accounting pronouncements or changes in accounting pronouncements during the first quarter of 2026 that are of significance or potential significance to us.

Note 3.  Revenue Recognition

Disaggregation of Revenue

Revenue is classified based on the location where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Segment and Geographic Information."

The Company does not have contracts with original durations greater than one year.  Therefore, disclosure of remaining performance obligations is not applicable.

Revenue is also classified by major product categories and is presented below (in thousands):

	Three months ended March 31,
		% of		% of
	2026	Revenue	2025	Revenue
Data Center	$81,404	53.9%	$32,049	32.1%
CATV	66,841	44.2%	64,501	64.6%
Telecom	2,559	1.7%	2,937	2.9%
Other	340	0.2%	372	0.4%
Total Revenue	$151,144	100.0%	$99,859	100.0%

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

For the three months ended March 31, 2026, the Company recognized approximately $38.0 million of revenue associated with customer arrangements that included the issuance of warrants. The impact of these arrangements on the Company’s consolidated financial statements was not material for the periods presented. As of March 31, 2026, the Company recorded $3.9 million and $12.6 million in other current assets and other noncurrent assets, respectively.

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

On  October 7, 2024, Prime World entered into a Land and Building Lease Agreement with San Ho Enterprise Co., Ltd. ("San Ho Enterprise"), under which Prime World will lease approximately 38,072 square feet, of two adjoining parcels of land, in New Taipei City. The lease also includes a building on these parcels, totaling approximately 36,662 square feet. The lease term is for fifteen years, commencing on  December 1, 2024, and ending on  November 30, 2039. A two-month renovation period from  October 1 to  November 30, 2024, preceded the lease term, during which no rent was charged by San Ho Enterprise. During the lease term, the monthly rent will increase by three percent (3%) every three years.

On September 1, 2025, Prime World entered into a Lease Agreement with International Games System Co., Ltd., under which Prime World will lease a parcel of land with a total area of approximately 65,580 square feet, in New Taipei City. The lease includes a building on the parcel, totaling approximately 346,212 square feet, excluding approximately 54,086 square feet of the leased property which, at the same time, had previously been leased to an existing tenant. The lease term is for fifteen years, commencing November 1, 2025 and ending October 31, 2040. A two-month renovation period from September 1 to October 1, 2025, preceded the lease term, during which no rent was charged. During the lease term, the monthly rent will increase by three percent (3%) every five years. On October 28, 2025, Prime World entered into a lease to include 54,086 square feet of the property which was previously excluded in the lease entered into on September 1, 2025.

On September 19, 2025, the Company entered into a Lease Agreement with Coleman Logistics Assets LLC (“Coleman”), pursuant to which the Company will lease approximately 209,665 square feet of space located at 1111 Gillingham Lane, Sugar Land, Texas 77478. The leased premises will be used by the Company primarily for manufacturing and related operations. The lease has a term of 126 months, commencing on March 31, 2026, and expiring approximately 126 months thereafter, unless earlier terminated in accordance with the lease. Coleman has agreed to provide a construction allowance toward the cost of leasehold improvements in an amount equal to the lesser of (i) the actual aggregate cost of such improvements or (ii) $1,886,985. Base rent under the lease is abated for the first seven months of the term and thereafter increases on a scheduled basis through the end of the term, reflecting an average annual escalation of approximately 3.5%. Beginning in the eighth month of the term, base rent will be $7.44 per rentable square foot on an annual basis (approximately $129,992 per month), escalating periodically to $10.49 per rentable square foot on an annual basis (approximately $183,367 per month) during the final six months of the term. The total undiscounted lease payments over the initial lease term are approximately $18.5 million.  As of March 31, 2026, we recorded $11.5 million ROU asset and $11.9 million lease liability related to this agreement.

On February 23, 2026, the Company entered into a Lease Agreement with Blue Ridge Commerce Center West LLC ("Blue Ridge"), pursuant to which the Company will lease approximately 153,928 square feet of space in Building #3, located at 16851 Blue Ridge Commerce Drive, Houston, Texas 77489. The leased premises may be used for office, warehouse and light manufacturing and assembly purposes. The leased term is 130 months, commencing February 10, 2026. Blue Ridge has agreed to provide improvement allowance in the amount of $3,078,560. Base rent is abated for the first five months of the term. For months 6 through 10, monthly base rent is $5.16 per rentable square foot on an annualized basis (approximately $66,189 per month). Beginning in month 11, base rent increases to $10.32 per rentable square foot on an annualized basis (approximately $132,378 per month) and escalates periodically throughout the remainder of the term, reflecting an average annual increase of approximately 3.5%. These scheduled increases culminate in base rent of $14.56 per rentable square foot on an annualized basis (approximately $186,732 per month) during the final 10 months of the term (months 121 through 130). The Company is required to pay (i) prepaid rent of $163,164 to be applied against the eleventh month’s rent and (ii) an initial security deposit of $2 million, which accrues interest and is subject to partial reductions during the lease term if specified payment-performance conditions are satisfied. The lease provides for scheduled reductions of the security deposit of $0.5 million after 40 months, $0.5 million after 70 months, and $0.34 million after 100 months, subject to the Company not being in default and other conditions set forth in the Lease. The total undiscounted lease payments over the initial lease term are approximately $19.5 million. As of March 31, 2026, we recorded $12.5 million ROU asset and $12.8 million lease liability related to this agreement.

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

Lease expense is included under general and administrative expenses and were $2.2 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.  The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease expense	$2,073	$434
Short Term lease expense	151	140
Total lease expense	$2,224	$574

Maturities of lease liabilities are as follows for the future one-year periods ending  March 31, 2026 (in thousands):

Fiscal years:	Operating
2026 (remaining 9 months)	$7,586
2027	8,729
2028	8,724
2029	8,198
2030	7,830
2031 and thereafter	56,203
Total lease payments	97,270
Less imputed interest	(23,355)
Present value	$73,915

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Three months ended March 31,
	2026	2025
Weighted Average Remaining Lease Term (Years) - operating leases	12.34	10.60
Weighted Average Discount Rate - operating leases	3.11%	3.10%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,057	$491
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,708	$-

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$439,705	$206,140
Restricted cash	9,672	9,895
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$449,377	$216,035

Restricted cash includes guarantee deposits for customs duties, a China government subsidy fund, and deposits as collateral in order to secure bank acceptance notes issued to vendors. As of  March 31, 2026 and   December 31, 2025, there were $7.8 million and $8.7 million of restricted cash required for bank acceptance notes issued to vendors, respectively. There were $1.6 million and $1.2 million guarantee deposits for customs duties as of  March 31, 2026 and  December 31, 2025 respectively. There were $0.2 million and $0 government subsidy funds as of  March 31, 2026 and  December 31, 2025, respectively.

Note 6.  Earnings (Loss) Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options, restricted stock units and senior convertible notes outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive. Therefore, basic and diluted loss per share are the same. On March 13, 2025, the Company issued 7,945,399 stock warrants to a subsidiary of Amazon, and 1,324,233 warrants have been vested upon signing the warrant agreement. For the three months ended March 31, 2026, such warrants are in the money and are considered dilutive instruments.

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(14,281)	$(9,172)
Denominator:
Weighted average shares used to compute net loss per share
Basic	75,980	50,041
Diluted	75,980	50,041
Net loss per share
Basic	$(0.19)	$(0.18)
Diluted	$(0.19)	$(0.18)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended March 31,
	2026	2025
Restricted stock units	2,240	2,796
Shares for convertible senior notes	2,886	3,116
Amazon warrant	1,324	—
Total antidilutive shares	6,450	5,912

Note 7.  Inventories

Inventories, net consist of the following for the periods indicated (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$98,672	$85,740
Work in process and sub-assemblies	120,482	95,538
Finished goods	6,555	18,822
Allowance for inventory	(19,463)	(16,995)
Total inventories	$206,246	$183,105

For the three months ended March 31, 2026 and 2025, the inventory reserve adjustment expensed for inventory was $2.4 million and $1.9 million, respectively.

For the three months ended March 31, 2026 and 2025, the direct inventory write-offs related to scrap, discontinued products and damaged inventories was $2.3 million and $0.9 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	March 31, 2026	December 31, 2025
Land improvements	$806	$806
Buildings and improvements	140,694	138,163
Machinery and equipment	439,701	404,145
Furniture and fixtures	7,265	6,974
Computer equipment and software	18,113	17,180
Transportation equipment	854	786
	607,433	568,054
Less accumulated depreciation	(241,018)	(232,913)
	366,415	335,141
Construction in progress	51,487	39,808
Land	1,101	1,101
Total property, plant and equipment, net	$419,003	$376,050

For the three months ended March 31, 2026 and 2025, the depreciation expense of property, plant and equipment was $9.1 million and $5.6 million, respectively.

As of March 31, 2026, the Company concluded that its continued loss history constitutes a triggering event as described in ASC 360-10-35-21, Property, Plant, and Equipment.  The Company performed a recoverability test and concluded that future undiscounted cash flows exceed the carrying amount of the Company’s long-lived assets and therefore no impairment charge was recorded.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	March 31, 2026
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$10,356	$(6,898)	$3,458
Trademarks	251	(95)	156
Total intangible assets	$10,607	$(6,993)	$3,614

	December 31, 2025
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$10,263	$(6,797)	$3,466
Trademarks	243	(86)	157
Total intangible assets	$10,506	$(6,883)	$3,623

For each of the three months ended March 31, 2026 and 2025, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.1 million.  The remaining weighted average amortization period for intangible assets is approximately 7.5 years.

On March 31, 2026, future amortization expenses for intangible assets for future periods are estimated to be (in thousands):

2026 (remaining 9 months)	$363
2027	484
2028	484
2029	484
2030	484
2031 and thereafter	1,315
Total	$3,614

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

The Company's accounts receivable was $299.0 million as of March 31, 2026. Of this amount, $222.7 million was due from Digicomm International Inc. For the three months ended March 31, 2026 and 2025, our top ten customers represented 98% and 97% of our revenue, respectively.

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of  March 31, 2026 was $278.7 million and $129.5 million, respectively. As of December 31, 2025, the fair value and carrying amount of our convertible senior notes was $145.2 million and $129.8 million, respectively. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2026	December 31, 2025
Revolving line of credit with a China bank up to $21.7 million with interest at 2.60%, maturing November 17, 2026	20,522	20,203
Revolving line of credit with a China bank up to $14.5 million with interest at 2.45%, maturing March 26, 2027	14,452	13,772
Revolving line of credit with a Taiwan bank up to $3.1 million with interest at 2.55%, maturing May 12, 2026	3,126	-
Revolving line of credit with a Taiwan bank up to $3.1 million with interest at 3.20%, maturing August 25, 2026	3,125	-
Total	41,225	33,975
Less current portion	(41,225)	(33,975)
Non-current portion	$-	$-

Bank Acceptance Notes Payable	March 31, 2026	December 31, 2025
Bank acceptance notes issued to vendors with 0.05% handling fees	$35,766	$33,363

The loans are all within one year of the balance sheet date of March 31, 2026.

SPD Credit Line

On July 18, 2025, Global entered into a one-year credit facility with Shanghai Pudong Development Bank Co., Ltd. ("SPD"), totaling 82,000,000 RMB (the “¥82M Credit Facility”), or approximately $11.4 million at that time. Borrowing under the ¥82M Credit Facility will be used to repay the Company’s outstanding loans with China Zheshang Bank Co., Ltd., and for general corporate and capital investment purposes.

On July 29, 2025, Global entered into a five-year revolving credit line agreement with SPD in Ningbo City, China, totaling 250,000,000 RMB (the "¥250M SPD Credit Line"), or approximately $34.9 million at that time, and a mortgage contract. Borrowing under the ¥250M SPD Credit Line will be used for general corporate and capital investment purposes. Any credit previously extended by SPD will be applied against the available amount under the ¥250M SPD Credit Line, inclusive of the ¥82M Credit Facility. Global's obligation under the ¥250M SPD Credit Line will be secured by certain real property owned by Global. As of March 31, 2026, $20.5 million was outstanding under the ¥250M SPD Credit Line, and the outstanding balance of bank acceptance notes under this bank issued to vendors was $18.0 million. The unused credit as of March 31, 2026 was $3.0 million.

CZB Loan

On December 26, 2025, Global entered into an agreement with China Zheshang Bank in Ningbo City, China ("CZB") for bank acceptance notes of 40,000,000 RMB or approximately $5.7 million at the time. As of March 31, 2026, the outstanding balance of bank acceptance notes issued to vendors was $0.2 million. The unused credit was $2.7 million as of March 31, 2026.

CCB Loan

On June 12, 2025, Global entered into a one-year credit facility with China Construction Bank Co., Ltd., in Ningbo, City, China ("CCB"), totaling 96,800,000 RMB (the "CCB Credit Facility"), or approximately $13.5 million at that time.

On June 26, 2025, Global entered into a five-year revolving credit line agreement with CCB, totaling 162,260,000 RMB (the "CCB Credit Line"), or approximately $22.7 million at that time. The amount available under the CCB Credit Line is inclusive of the CCB Credit Facility previously granted by CCB on June 12, 2025.  On December 19, 2025, the CCB Credit Line was increased to 250,000,000 RMB. Global's obligation under the CCB Credit Line is secured by certain real property owned by Global. As of March 31, 2026, there was $14.5 million outstanding under the CCB Credit Line. The outstanding balance of bank acceptances notes under this bank issued to vendors was $12.2 million as of March 31, 2026. The unused credit as of March 31, 2026 was $11.9 million.

BOKF Loan

On July 31, 2025, the Company entered into a Loan and Security Agreement (the “BOKF Credit Facility”) with BOKF, NA dba BOK Financial, as agent for secured parties. The BOKF Credit Facility provides the Company with a three-year, $35 million revolving line of credit, with the ability to request additional lender commitments in an aggregate amount not to exceed $40 million (for a total aggregate amount of $75 million) pursuant to certain conditions. As of March 31, 2026, $0 was outstanding under the BOKF Credit Facility.

Taishin Loan

On November 27, 2025, Prime World entered into a credit facility with Taishin International Bank in Taiwan (“Taishin Bank”), consisting of a NT$100,000,000 line of credit (the “NT$100M Credit Line”) and a US$2,000,000 line of credit (the “US$2M Credit Line”, collectively, with the NT$100M Credit Line, the “Taishin Credit Facility”). Prime World may utilize the Taishin Credit Facility from November 27, 2025 through October 31, 2026. Borrowings under the NT$100M Credit Line may be drawn as short-term loans, while the US$2M Credit Line is a derivatives-based facility and may be used by Prime World to enter into foreign exchange hedging transactions. As of March 31, 2026, the Company has fully utilized its line of credit and has no unused credit available.

FCB Loan

           On January 2, 2026, Prime World entered into a credit facility with First Commercial Bank in Taiwan, consisting of a NT$100,000,000 line of credit (the “FCB Credit Facility”). As of March 31, 2026, outstanding borrowings under the FCB Credit Facility were $3.1 million.

Unused Borrowing Capacity

As of  March 31, 2026 and December 31, 2025 , the Company had $61.7 million and $60.7 million  of unused borrowing capacity, respectively.

As of  March 31, 2026 and December 31, 2025, there was $7.8 million and $8.7 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

Note 12.  Convertible Senior Notes

On  December 18, 2024, the Company entered into exchange agreements with certain holders of its 5.25% senior convertible notes due 2026 (the “2026 Notes”) to exchange approximately $76.7 million principal amount of the 2026 Notes for aggregate consideration consisting of (i) $125.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2030 (the "2030 Notes"), (ii) 1,487,874 shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") and (iii) approximately $89.6 thousands of cash in aggregate, representing accrued and unpaid interest on the 2026 Notes and the value of fractional shares of Common Stock (such transactions, collectively, the "Exchanges"). The Exchanges closed on  December 23, 2024, and we recorded a debt extinguishment loss of $112.0 million due to these Exchanges. There was $3.5 million principal amount for the 2026 Notes remaining. On July 30, 2025, the Company retired the final $3.5 million principal and accrued and unpaid interest on the 2026 Notes by exchanging such outstanding principal for 239,404 shares of the Company's common stock and by paying the accrued and outstanding interest in cash.

The 2030 Notes were issued pursuant to an Indenture, dated as of  December 23, 2024 (the "Indenture"), between the Company, as issuer, and Computershare Trust Company, N.A., as trustee.  The 2030 Notes bear interest at a rate of 2.75% per year and will pay interest semiannually in arrears on  January 15 and  July 15 of each year, beginning on  July 15, 2025. The 2030 Notes will mature on  January 15, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms.

The following table presents the carrying value of the 2030 Notes for the periods indicated (in thousands):

	March 31,	December 31,
	2026	2025
2030 Notes
Principal	125,000	125,000
Premium upon issuance	7,862	8,376
Unamortized debt issuance costs	(3,346)	(3,547)
Net carrying amount	129,516	129,829
Total net carrying amount	$129,516	$129,829

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

The following table sets forth interest expense information related to the 2026 Notes and 2030 Notes (in thousands):

	Three months ended March 31,
	2026	2025
Contractual interest expense	$346	$397
Amortization of debt issuance costs	216	296
Total interest cost	$562	$693
Effective interest rate	1.0%	1.0%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll	$18,902	$28,383
Accrued employee benefits	4,017	5,506
Accrued state and local taxes	2,245	965
Accrued interest	745	1,599
Accrued shipping and tariff expenses	701	516
Advanced payments	342	288
Accrued commission expenses	1,070	1,381
Accrued professional fees	319	581
Accrued product warranty	466	480
Accrued capital expenditure	142	1,583
Accrued other	2,396	1,209
Total accrued liabilities	$31,345	$42,491

Note 14.  Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Loss on disposal of assets	$(16)	$(8)
Government subsidy income	114	182
Foreign exchange gain (loss)	(1,253)	272
Other non-operating gain	40	29
Total other income (expenses), net	$(1,115)	$475

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the Amended and Restated 2021 Equity Incentive Plan ("2021 Plan")
●	the 2023 Equity Inducement Plan ("Inducement Plan")

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

Performance Based Incentive Plan

Starting in 2021, certain senior executives were granted performance stock units ("PSUs") under our 2021 Plan, which generally vest over a three-year period subject to achievement of certain pre-established performance metrics. The number of shares of common stock that would ultimately be issued to settle PSUs granted ranged from 0% to 200% of the target number of shares granted. We estimate the fair value of the PSUs on the date of grant using a Monte Carlo simulation model, with stock-based compensation expense recognized ratably over the applicable three-year performance period. The Company recognized stock-based compensation expense for the PSUs for the three months ended  March 31, 2026 and 2025 of $1.9 million and $0.9 million, respectively.

The following is a summary of PSU activity for the three months ended March 31, 2026:

		Weighted
		Average	Weighted	Aggregate
	Number of	Exercise	Average	Intrinsic
	shares	Price	Fair Value	Value
	(in thousands, except price data and Contractual Life)
Outstanding at January 1, 2026	1,189	—	$11.55	$41,442
Granted	170	—	91.97	8,170
Released	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Outstanding, March 31, 2026	1,359	—	21.64	114,988
Vested and expected to vest	1,359	—	$21.64	$114,988

As of March 31, 2026, there was $18.9 million of unrecognized stock-based compensation expense related to outstanding PSUs, which expense is expected to be recognized over 2.6 years.

Restricted Stock Units

Restricted stock units are issued to employees through a vesting plan and distribution schedule after employee remains with the Company for a particular length of time. The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average Fair	Intrinsic
	shares	of Release	Value	Value
	(in thousands, except price data)
Outstanding, January 1, 2026	1,462	—	$8.13	$50,964
Granted	405	—	46.02	18,621
Released	(265)	$6.40	42.96	11,365
Cancelled/Forfeited	(1)	—	35.56	48
Outstanding, March 31, 2026	1,601	—	17.98	135,468
Vested and expected to vest	1,601	—	$17.98	$135,468

As of March 31, 2026, there was $26.7 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 3.2 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2026	2025
Share-based compensation - by expense types
Cost of goods sold	$156	$83
Research and development	452	276
Sales and marketing	451	323
General and administrative	3,332	1,880
Total share-based compensation expense	$4,391	$2,562

Note 16.  Income Taxes

For the three months ended March 31, 2026, the Company recorded an income tax expense of $1.0 million, compared with no income tax expense or benefit for the three months ended March 31, 2025.  The income tax expense for the current period was primarily attributable to income in foreign jurisdictions, as well as the impact of valuation allowances and discrete items.

For the three months ended March 31, 2026 and 2025, the effective tax rate of (7.9)% and 0.0% differed from the U.S. federal statutory rate of 21%, primarily due to the impact of valuation allowances recorded against deferred tax assets ("DTA") in the United States and Taiwan.

The Company assesses the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s US and Taiwan net deferred tax assets remains appropriate as of  March 31, 2026.

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

	Three months ended March 31,
	2026	2025
Revenues	$151,144	$99,859
Cost of goods sold	107,228	69,232
Adjusted research and development	25,204	17,535
Adjusted sales and marketing	5,896	5,034
Adjusted general and administrative	20,273	12,888
Other segment items	6,824	4,342
Total	$(14,281)	$(9,172)

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise property, plant, equipment, land use rights, right of use assets and intangible assets (in thousands):

	Three months ended March 31,
	2026	2025
Revenues:
United States	$877	$1,150
Taiwan	80,938	70,881
China	69,329	27,828
Total	$151,144	$99,859

	March 31,	December 31,
	2026	2025
Long-lived assets:
United States	$166,074	$125,200
Taiwan	148,539	146,673
China	184,824	162,322
Total	$499,437	$434,195

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

On February 20, 2026, the United States Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following this ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to establish a process for the submission and review of refund claims related to affected IEEPA tariffs. On April 20, 2026, CBP launched an online portal through which companies may submit IEEPA tariff refund requests. On April 29, the Company submitted refund claims totaling $5.7 million. Submitted claims are subject to review and validation by CBP, and while the vast majority of these claims are unliquidated, the approval, timing, and amount of any refunds remain subject to CBP determination. Because of these uncertainties, the Company cannot reasonably estimate the amount or timing of any refund and therefore it has not recognized a receivable as of March 31, 2026e. The Company will continue to evaluate new information and will recognize the refund when the requirements under ASC 450, Contingencies, have been met.

Note 19.  Subsequent Events

On April 7, 2026, the Company entered into a Purchase and Sale Agreement with SRPF D/Kirby Industrial, L.P. (the “Seller”), pursuant to which the Company agreed to acquire from the Seller certain real property and improvements located at 14621 Kirby Drive, Pearland, Texas 77047 and 11555 North Spectrum Boulevard, Pearland, Texas 77047, consisting of approximately 388,133 square feet in the aggregate, together with certain related personal property, intangible personal property, and assignable contract rights relating thereto (collectively, the “Property”), for a total purchase price of approximately $58.4 million. The Company intends to use the Property for office, warehouse, manufacturing, and assembly purposes.

On April 29, 2026, the Company’s subsidiary, Global, entered into a new loan agreement with Bank of China Ningbo Yinzhou Branch for 100,000,000 RMB or approximately $14.6 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2025 included in our Annual Report. References to "Applied Optoelectronics," “we," "our" and "us" are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Part II —Item 1A. Risk Factors" provided below, those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2025 and subsequent Quarterly Reports on Form 10-Q, and geopolitical tensions and conflicts, including with respect to international trade policies in areas such as tariffs and export controls. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target four networking end-markets: internet data centers, CATV, telecom, and FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we typically begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the internet data center, CATV, telecom and FTTH markets which increasingly demand faster connectivity and innovation.

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

Trends and Other Matters Affecting Our Business

Recent developments in global trade policy, including the imposition of new and increased tariffs and export restrictions by the United States and certain foreign governments, have increased uncertainty in the global economic environment.  In particular, ongoing trade tensions between the United States and China, as well as other key markets such as Taiwan, have resulted in higher tariffs and the potential for additional restrictions affecting the semiconductor industry.

These developments have increased our costs for materials, components, and finished goods and may continue to disrupt our supply chain and manufacturing operations.  In addition, uncertainty related to trade policies and geopolitical conditions may adversely affect customer demand, including demand from hyperscale data center customers, and could result in delays or reductions in customer orders.

In February 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful, and the U.S. Customs and Border Protection subsequently announced IEEPA-based tariff provisions would be terminated effective February 24, 2026.

During the quarter ended March 31, 2026, the Company entered into a Grant Agreement (the “Grant Agreement”) with the State of Texas, acting through the Office of the Governor's Texas CHIPS Office, under the Texas Semiconductor Innovation Fund. Under the Grant Agreement, the Company is eligible to receive cost-reimbursement of up to approximately $20.9 million for equipment expenditures related to the expansion of its semiconductor manufacturing and research and development capabilities in Sugar Land, Texas. The Grant Agreement terminates on December 31, 2027, or upon the earlier completion of the grant project or depletion of grant funds. The project is anticipated to create approximately 500 new full-time jobs.

Receipt of funding under the Grant Agreement is subject to the Company’s compliance with specified program requirements and approval of qualifying expenditures by the Office of the Governor.  As of March 31, 2026, no amounts have been recognized in the Company’s financial statements.  The Company expects to recognize any funding received under the program as qualifying expenditures are incurred and the related conditions are satisfied.

We continue to monitor these developments and have implemented mitigation strategies, including pricing adjustments, supply chain diversification, and operational efficiencies.  However, these efforts may not fully offset the impact of increased costs or supply disruptions.  Accordingly, these conditions could materially and adversely affect our business, results of operations, and financial condition.

Results of Operations

The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended March 31,
	2026		2025
Revenue, net	$151,144	100.0%	$99,859	100.0%
Cost of goods sold	107,228	70.9%	69,315	69.4%
Gross profit	43,916	29.1%	30,544	30.6%
Operating expenses
Research and development	25,656	17.0%	17,810	17.8%
Sales and marketing	6,347	4.2%	5,357	5.4%
General and administrative	24,904	16.5%	16,314	16.3%
Total operating expenses	56,907	37.7%	39,481	39.5%
Loss from operations	(12,991)	(8.6)%	(8,937)	(8.9)%
Other income (expense)
Interest income	1,737	1.1%	224	0.2%
Interest expense	(863)	(0.6)%	(934)	(0.9)%
Other income, net	(1,115)	(0.7)%	475	0.5%
Total other income (expense), net	(241)	(0.2)%	(235)	(0.2)%
Loss before income taxes	(13,232)	(8.8)%	(9,172)	(9.2)%
Income tax expense	(1,049)	—	—	—%
Net loss	$(14,281)	(9.4)%	$(9,172)	(9.2)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three months ended March 31,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Data Center	$81,404	53.9%	$32,049	32.1%	$49,355	154.0%
CATV	66,841	44.2%	64,501	64.6%	2,340	3.6%
Telecom	2,559	1.7%	2,937	2.9%	(378)	(12.9)%
FTTH and Other	340	0.2%	372	0.4%	(32)	(8.6)%
Total Revenue	$151,144	100.0%	$99,859	100.0%	$51,285	51.4%

Revenues for the three months ended March 31, 2026 increased by $51.3 million, or 51.4%, compared to the three months ended March 31, 2025. The increase was primarily attributable to:

●	a $49.4 million increase in data center product revenues, and a $2.3 million increase on CATV product revenues driven by higher sales. These increases were partially offset by lower revenues from telecom and other product lines.

Management believes the volume increase was primarily attributable to stronger customer demand and increase purchases from large data center customers to support ongoing capacity expansion and network infrastructure upgrades.  Based on current market conditions, management expects these demand trends to continue for the foreseeable future, subject to customer deployment timing, supply chain conditions and other factors related to our industry.

For the three months ended March 31, 2026 and 2025, our top ten customers represented 98% and 97% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended March 31,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$107,228	70.9%	$69,315	69.4%	$37,913	54.7%
Gross profit	43,916	29.1%	30,544	30.6%	13,372	43.8%

Cost of goods sold increased by $37.9 million, or 54.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to:

●	a $22.0 million increase in direct material costs, primarily due to higher input costs for key materials and increased production volumes;
●	a $5.5 million increase in direct labor costs, primarily due to increased production ramp activity;
●	an increase in other manufacturing and production related costs of approximately $8.4 million, associated with higher production levels; and
●	a $2.0 million increase in inventory reserves, primarily due to slow moving inventory and changes in demand forecasts related to certain slower-selling product lines.

           Gross margin decreased to 29.1% for the three months ended March 31, 2026, compared to 30.6% in the three months ended March 31, 2025. Despite the decrease in gross margin percentage, gross profit increased by $13.4 million or 43.8%, driven by higher revenues. The decrease in gross margin is primarily attributable to:

●	increased manufacturing costs due to lower production efficiency, including the impact of higher CapEx investment and associated depreciation of approximately 1.1%; and
●	a higher inventory reserve adjustment of 0.4%.

The increase in gross profit was primarily attributable to:

●	increased revenues which contributed approximately $15.7 million to the increase in gross profit; and
●	increased costs associated with certain data center products, which negatively impacted gross profit by approximately $2.3 million.

               Management expects gross margin to increase in future periods as a result of product mix, cost optimization initiatives, and production efficiencies.

Operating Expenses

	Three months ended March 31,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$25,656	17.0%	$17,810	17.8%	$7,846	44.1%
Sales and marketing	6,347	4.2%	5,357	5.4%	990	18.5%
General and administrative	24,904	16.5%	16,314	16.3%	8,590	52.7%
Total operating expenses	$56,907	37.6%	$39,481	39.5%	$17,426	44.1%

Research and Development Expense

Research and development expense increased by $7.8 million, or 44.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increases were primarily due to increased personnel-related expense and increased R&D related project costs. The increases in R&D expenses were driven by customer demand for new products as well as acceleration of previously-planned project expenditures which were necessary to accommodate accelerated demand projections for these products from certain customers.

Sales and Marketing Expense

Sales and marketing expense increased by $1.0 million, or 18.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.  The increases were primarily attributable to:

●	higher compensation and related costs associated with expanded sales efforts supporting data center and Quantum Bandwidth products; and
●	higher shipping and logistics expenses, including the impact of tariffs of approximately $0.7 million.

          Management continues to monitor tariff developments and their potential impact on its cost structure and pricing strategy. Based on current conditions, management expects shipping costs and tariff-related impacts to continue in 2026, likely at a reduced level compared to 2025 due to the Supreme Court’s decision overturning the IEPPA-related tariffs.  Management cannot currently assess whether this tariff trend will continue given the Administration’s current stated goal to replace the IEPPA tariffs with tariffs under other sections of federal law (e.g. Section 301 tariffs, reciprocal tariffs, etc.).

General and Administrative Expense

General and administrative expense increased by $8.6 million, or 52.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increases were primarily due to increased personnel-related expense and expanded corporate infrastructure to support company growth.

Other Income (Expense), Net

	Three months ended March 31,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$1,737	1.1%	$224	0.2%	$1,513	675.4%
Interest expense	(863)	(0.6)%	(934)	(0.9)%	71	(7.6)%
Other income, net	(1,115)	(0.7)%	475	0.5%	(1,590)	(334.7)%
Total other income (expense), net	$(241)	(0.2)%	$(235)	(0.2)%	$(6)	2.6%

Interest income increased by $1.5 million, or 675.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to higher saving balances in the first quarter of 2026.

Interest expense decreased by $0.1 million, or 7.6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was due to the lower effective interest rate for our 2030 Notes.

Other income (expenses) decreased by $1.6 million, or 334.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was mainly due to the negative foreign exchange impact.

Benefit (Provision) for Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were (7.9)% and 0%, respectively. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, and Taiwan deferred tax assets ("DTA"), and the R&D super deduction in China.

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted. Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States. To the extent that we make investments in expanding manufacturing in our semiconductor fabrication facility in Texas, we believe that the CHIPS Act would provide a refundable tax credit for certain equipment and facilities upgrades. We made significant investments in the three months ended March 31, 2026 which we believe should qualify for these credits, but we intend to continue to evaluate these and future investments for applicability to the tax credit provisions of the CHIPS Act.

Comprehensive Loss

	Three months ended March 31,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(14,281)	(9.4)%	$(9,172)	(9.2)%	$(5,109)	55.7%
Gain (Loss) on foreign currency translation adjustment	410	0.3%	(207)	(0.2)%	617	(298.1)%
Comprehensive loss	$(13,871)	(9.2)%	$(9,379)	(9.4)%	$(4,492)	47.9%

Comprehensive loss increased by $4.5 million, or 47.9%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

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

Liquidity and Capital Resources

As of March 31, 2026, we had $61.7 million of unused borrowing capacity from all of our loan agreements. As of March 31, 2026, our cash, cash equivalents and restricted cash totaled $449.4 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

ATM Offerings

On December 18, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (Registration File No. 333-283905) (the "Automatic Shelf Registration Statement") with the U.S. Securities and Exchange Commission, which became effective immediately upon filing.

On February 26, 2026, the Company entered into an Equity Distribution Agreement (the "Agreement") with Raymond James & Associates and Needham & Company, LLC (collectively, the "Sales Agents" and each, a "Sales Agent") pursuant to which the Company could issue and sell shares of the Company’s common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $250 million (the "ATM Offering"), from time to time through the Sales Agents.

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

On March 12, 2026, the Company entered into Amendment No. 1 to the Agreement with the Sales Agents, to increase the aggregate offering price from $250 million to $500 million. On April 2, 2026, the Company completed the ATM Offering and sold approximately 4.8 million shares at a weighted average price of $103.51 per share, providing proceeds of approximately $490 million, net of expenses and underwriting discounts and commissions.

The details of the shares of common stock sold through the ATM Offering as of the end of March 31, 2026 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc. and Needham & Company, LLC	March 2026	3,753,300	$104.03	390,437	$7,809	$382,628
Total		3,753,300		390,437	$7,809	$382,628

Note Offerings

On December 23, 2024, the Company issued approximately $125.0 million aggregate principal amount of 2.75% convertible senior notes due 2030 (the "2030 Notes"), and on the same day consummated various separate, privately negotiated exchange agreements with certain holders of its 2026 Notes to exchange approximately $76.6 million principal amount of the 2026 Notes for aggregate consideration consisting of (i) $125.0 million aggregate principal amount of the 2030 Notes, (ii) 1,487,874 shares of the Company's common stock, par value $0.001 per share and (iii) approximately $0.9 million of cash in aggregate. Also, refer to Note 12 "Convertible Senior Notes" to the consolidated financial statements for further discussion of the 2030 Notes.

Operating Activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(85,353)	$(50,915)
Net cash used in investing activities	(68,087)	(36,301)
Net cash provided by financing activities	389,265	70,014
Effect of exchange rates on cash and cash equivalents	(2,483)	4,880
Net increase (decrease) in cash and cash equivalents	$233,342	$(12,322)

Net cash used in operating activities was $85.4 million during the three months ended March 31, 2026 as compared to $50.9 million during the three months ended March 31, 2025, an increase of 67.6%.  Net cash used in operating activities consisted of our net loss of $14.3 million, adjusted for non-cash items of $19.0 million, and a net use of cash from changes in working capital of $90.1 million.

           The changes in working capital were primarily attributable to:

●

Accounts receivable, which increased by approximately $54.4 million during the three months ended March 31, 2026, as compared to an increase of approximately $54.3 million during the three months ended March 31, 2025, an increase of 0.3%, primarily due to higher revenues during the period, partially offset by the timing of customer collections.

●

Inventory, which increased by approximately $25.3 million, as compared to an increase of approximately $16.2 million during the three months ended March 31, 2025, an increase of 56.4%, primarily due to production ramp and build to support anticipated demand, as well as longer lead times for certain components.

●	Accounts payable increased by $4.2 million during the three months ended March 31, 2026, compared to an increase of approximately $19.9 million during the three months ended March 31, 2025, a decrease of 78.7%. The decrease in the current period was primarily due to the timing of purchases and related vendor payments, as amounts accrued in the fourth quarter of 2025 were paid during the first quarter of 2026.

 Management believes these changes are consistent with ongoing production ramp and customer demand dynamics, which may result in variability in operating cash flows from period to period.

Customer Concentration

As of March 31, 2026, Digicomm represented approximately 74.5% of total accounts receivable. This concentration is primarily attributable to customer purchasing patterns, shipment timing, and billing concentration. Management has extended longer than typical payment terms to Digicomm in order to ensure Digicomm has adequate inventory on hand to quickly provide products to customers when needed for their network builds. The Company has a multi-year history with Digicomm and over this period the Company’s collection experience has been good. Digicomm’s payment history has generally been relatively consistent over time. In addition, to the extent customers in the Company’s data center business continue to grow relative to Digicomm, Management expects Accounts Receivable concentration with Digicomm to decline.

The Company continues to monitor credit exposure and collection trends related to significant customers and does not believe this concentration will create a material credit‑risk.

For the three months ended March 31, 2026, revenues from Digicomm were approximately $66.7 million, representing approximately 44.1% of consolidated revenues. These revenues were primarily attributable to the CATV product category.

Investing Activities

Net cash used in investing activities was $68.1 million during the three months ended March 31, 2026 compared with $36.3 million in the three months ended March 31, 2025. The increase was primarily driven by capital expenditures of $58.2 million, which included $26.6 million capital expenditures in the US, $9.9 million in Taiwan, and $21.7 million in China.  The increase in capital expenditures was primarily attributable to facility expansion and equipment purchases to support increased production capacity for the Company’s internet data center and broadband product lines, including investments related to Quantum Bandwidth products and the continued expansion of manufacturing operations for 400G, 800G, and 1.6T transceiver products. Based on current demand trends, Management expects that 2026 CapEx will be materially higher than 2025 CapEx.

Management expects to continue to make investments in capacity expansion through at least the end of 2027 and believes that this expansion will provide adequate production capacity to meet expected demand for data center transceiver, semiconductor lasers, and Quantum Bandwidth broadband products, subject to demand variability, customer ramp timing, supply chain, and other factors. The Company expects to expand manufacturing operations in the U.S. and Taiwan during 2026 and 2027 primarily to support laser diode production and production of 800G and 1.6T transceivers.

Financing Activities

Net cash provided by financing activities was $389.3 million during the three months ended March 31, 2026 compared with $70.0 million in the three months ended March 31, 2025. The increase was primarily attributable to the net proceeds of $382.4 million from the ATM Offering, the net proceeds from line of credit borrowings of $6.8 million, and net proceeds from bank acceptance payable of $1.8 million, partially offset by tax payments related to share-based compensation of $1.7 million.

Loans and Commitments

As of March 31, 2026, we have lending arrangements with one U.S. bank, two financial institution in Taiwan, and four financial institutions in China. As of March 31, 2026, we were in compliance with the covenants in the lending arrangements. As of March 31, 2026, we had $61.7 million of unused borrowing capacity.

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

Warrants

On March 13, 2025, we issued a warrant (the "Customer Warrant") to an Amazon affiliate to purchase up to an aggregate of 7,945,399 shares of the Company's common stock ("Warrant Shares") at an exercise price of $23.6956 per share. The Customer Warrant has a contractual term of 10 years. At the time of issuance, the Customer Warrant is exercisable to purchase 1,324,233 Warrant Shares. The remaining 6,621,166 Warrant Shares may vest over the next 10 years, dependent on aggregate purchases by Amazon of $4 billion of our products over this time period. See Note 3 "Revenue Recognition" of our Condensed Consolidated Financial Statements for additional description of the Warrant Shares.

Future Liquidity Needs

We had cash, cash equivalents and restricted cash of $449.4 million as of March 31, 2026, an increase of approximately $233.4 million compared to December 31, 2025. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory in Taiwan or U.S., changes in our manufacturing capacity and the continuing market acceptance of our products.

As of March 31, 2026, we had a total loan balance (excluding convertible notes) of $41.2 million from various lenders and had $61.7 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board may authorize issuance of additional common stock under an at-the-market offering in the future (see the discussion of "Liquidity and Capital Resources" in Item 2).

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

Contractual Obligations and Commitments

Please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a complete discussion of its contractual obligations and commitments.

Inflation

Inflation in the United States has moderated in recent periods.  However, certain cost components, including labor, materials, logistics and tariffs, remain elevated relative to historical levels.  These cost pressures were partially offset by improved supply chain conditions and continued cost optimization initiatives.

During the three months ended March 31, 2026, we experienced continued inflationary pressures in certain areas of our operations.  However, these pressures did not have a material impact on our business, financial condition, or results of operations. Compared to other global markets, China has experienced relatively stable inflationary conditions.  While we have implemented pricing actions and operational efficiencies to mitigate the effects of inflation, there can be no assurance that these measures will fully offset future cost increases.  Continued inflationary pressures, particularly related to labor, tariffs and raw materials, could adversely affect our cost structure, gross margins and operating results in future periods.

In our Annual Report for the year ended December 31, 2025 and in the Notes to the Financial Statements herein, we identify our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for credit losses, inventory reserves, impairment of long-lived assets, service and product warranties, share based compensation expense, estimated useful lives of property and equipment, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the fiscal year ended December 31, 2025. We do not believe the Company’s exposure to market risk has changed materially since December 31, 2025.

We are affected by changes in currency exchange and interest rates. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed an evaluation of these risks to our financial positions as of December 31, 2025, and updated that analysis as of March 31, 2026, to determine whether material changes in market risks pertaining to currency and interest rates have occurred as a result of the changes in international trade policies, including tariffs and export controls. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A, in our 2025 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026, including with respect to the controls implemented as part of previously disclosed remediation efforts, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

Information with respect to legal proceedings can be found in Note 18 to the Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this report.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2025 for a detailed discussion of the risk factors affecting our Company. As of March 31, 2026, there have been no material changes to those risk factors.

Item 5. Other Information

(a) None

(b) None

(c) The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Hung-Lun (Fred) Chang(1)	SVP/North America General Manager	Adoption	March 18, 2026	March 1, 2027	55,329
Shu-Hua (Joshua) Yeh(2)	SVP/Asia General Manager	Adoption	March 19, 2026	June 18, 2027	72,000

(1) Hung-Lun (Fred) Chang, our Senior Vice President and North America General Manager, entered into a Rule 10b5-1 Plan on March 18, 2026. Dr. Chang's plan provides for the potential sale of up to 55,329 shares of the Company's common stock. The plan is set to expire on March 1, 2027, or upon the earlier completion of all authorized transactions under the plan.

(2) Shu-Hua (Joshua) Yeh, our Senior Vice President and Asia General Manager, entered into a Rule 10b5-1 Plan on March 19, 2026. Mr. Yeh's plan provides for the potential sale of up to 72,000 shares of the Company's common stock. The plan is set to expire on June 18, 2027, or upon the earlier completion of all authorized transactions under the plan.

Item 6.   Exhibits

See Exhibit Index.

EXHIBIT INDEX

Number	Description
3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2025).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.3*	Amendment No. 1 to the Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2025).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

4.2*	Indenture, dated as of December 23, 2024 between Applied Optoelectronics, Inc. and Computershare Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.3*	Form of Note representing the Company’s 2.75% Convertible Senior Notes due 2030 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.4*	First Supplemental Indenture, dated as of December 23, 2024, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as trustee (included as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.5*	Warrant to Purchase Common Stock of Applied Optoelectronics, Inc. by and between Applied Optoelectronics, Inc. and Amazon.com NV Investment Holdings LLC, dated as of March 13, 2025 (included as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2025).

10.1*†

Form of Executive Employment Agreement Amendment approved on February 13, 2026 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2026).

10.2*

Lease Agreement executed February 23, 2026, by and between Applied Optoelectronics, Inc. and Blue Ridge Commerce Center West LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2026).

10.3*

Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2024), effective as of February 13, 2026, by and between Applied Optoelectronics, Inc. and LCC3 Solution Inc. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2026).

10.4*

Exhibits Package to Design-Build Contract (FAB2 Exhibit Package), effective as of February 13, 2026 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2026).

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

APPLIED OPTOELECTRONICS, INC.

Date: May 7, 2026	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)