Form 10-Q
period 2026-06-30
APPLIED OPTOELECTRONICS, INC.
filed 2026-08-06
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of August 3, 2026, there were 84,569,237 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$499,737	$206,140
Restricted cash	9,021	9,895
Accounts receivable, net	314,009	244,404
Inventories, net	278,791	183,105
Prepaid expenses and other current assets	88,316	32,183
Total current assets	1,189,874	675,727
Property, plant and equipment, net	697,086	376,050
Land use rights, net	4,917	4,825
Operating right of use assets	75,168	49,697
Intangible assets, net	3,633	3,623
Deferred income tax assets	6,469	7,616
Other assets, net	324,045	50,885
TOTAL ASSETS	$2,301,192	$1,168,423
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$286,088	$143,932
Bank acceptance payable	33,940	33,363
Accrued liabilities	46,939	42,491
Current lease liabilities - operating	4,223	3,522
Current portion of long-term debt	57,258	33,975
Total current liabilities	428,448	257,283
Non-current lease liabilities - operating	73,920	47,393
Non-current portion of long-term debt	1,657	—
Convertible senior notes	129,142	129,829
TOTAL LIABILITIES	633,167	434,505
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common Stock; 120,000 shares authorized at $0.001 par value; 84,386 and 74,998 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	84	75
Additional paid-in capital	2,192,682	1,224,538
Accumulated other comprehensive income (loss)	2,399	(617)
Accumulated deficit	(527,140)	(490,078)
TOTAL STOCKHOLDERS' EQUITY	1,668,025	733,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,301,192	$1,168,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue, net	$191,922	$102,952	$343,066	$202,811
Cost of goods sold	138,715	71,790	245,943	141,105
Gross profit	53,207	31,162	97,123	61,706
Operating expenses
Research and development	34,871	20,612	60,527	38,422
Sales and marketing	11,490	8,135	17,837	13,492
General and administrative	31,573	18,391	56,477	34,706
Total operating expenses	77,934	47,138	134,841	86,620
Loss from operations	(24,727)	(15,976)	(37,718)	(24,914)
Other income (expense)
Interest income	3,248	286	4,985	511
Interest expense	(927)	(818)	(1,790)	(1,752)
Other income (loss)	914	7,410	(201)	7,885
Total other income (expense), net	3,235	6,878	2,994	6,644
Loss before income taxes	(21,492)	(9,098)	(34,724)	(18,270)
Income tax expense	(1,289)	—	(2,338)	—
Net loss	$(22,781)	$(9,098)	$(37,062)	$(18,270)
Net loss per share
Basic	$(0.28)	$(0.16)	$(0.47)	$(0.34)
Diluted	$(0.28)	$(0.16)	$(0.47)	$(0.34)

Weighted average shares used to compute net loss per share:
Basic	81,568	56,772	78,789	53,426
Diluted	81,568	56,772	78,789	53,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(22,781)	$(9,098)	$(37,062)	$(18,270)
Gain on foreign currency translation adjustment	2,606	3,868	3,016	3,661
Comprehensive loss	$(20,175)	$(5,230)	$(34,046)	$(14,609)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months ended June 30, 2026 and 2025

(Unaudited, in thousands, except for share amount)

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2026	78,971	$79	$1,610,439	$(207)	$(504,359)	$1,105,952
Issuance of restricted stock, net of shares withheld for employee tax	1,391	1	(69,426)	—	—	(69,425)
Share-based compensation	—	—	4,863	—	—	4,863
Public offering of common stock, net	4,022	4	645,754	—	—	645,758
Convertible note to share	2	—	80	—	—	80
Warrants contra revenue	—	—	972	—	—	972
Foreign currency translation adjustment	—	—	—	2,606	—	2,606
Net loss	—	—	—	—	(22,781)	(22,781)
June 30, 2026	84,386	$84	$2,192,682	$2,399	$(527,140)	$1,668,025

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
March 31, 2025	53,212	$53	$772,738	$(2,755)	$(461,023)	$309,013
Issuance of restricted stock, net of shares withheld for employee tax	842	1	(6,116)	—	—	(6,115)
Share-based compensation	—	—	3,164	—	—	3,164
Public offering of common stock, net	7,836	8	124,097	—	—	124,105
Warrants contra revenue	—	—	44	—	—	44
Foreign currency translation adjustment	—	—	—	3,868	—	3,868
Net loss	—	—	—	—	(9,098)	(9,098)
June 30, 2025	61,890	$62	$893,927	$1,113	$(470,121)	$424,981

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2025	74,998	$75	$1,224,538	$(617)	$(490,078)	$733,918
Issuance of restricted stock, net of shares withheld for employee tax	1,610	1	(71,164)	—	—	(71,163)
Share-based compensation	—	—	9,254	—	—	9,254
Public offering of common stock, net	7,776	8	1,028,199	—	—	1,028,207
Convertible note to share	2	—	80	—	—	80
Warrants contra revenue	—	—	1,775	—	—	1,775
Foreign currency translation adjustment	—	—	—	3,016	—	3,016
Net loss	—	—	—	—	(37,062)	(37,062)
June 30, 2026	84,386	$84	$2,192,682	$2,399	$(527,140)	$1,668,025

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	capital	gain (loss)	earnings	equity
December 31, 2024	49,393	$49	$683,462	$(2,548)	$(451,851)	$229,112
Issuance of restricted stock, net of shares withheld for employee tax	1,125	1	(7,802)	—	—	(7,801)
Share-based compensation	—	—	5,726	—	—	5,726
Public offering of common stock, net	11,372	12	195,758	—	—	195,770
Warrants contra revenue	—	—	16,783	—	—	16,783
Foreign currency translation adjustment	—	—	—	3,661	—	3,661
Net loss	—	—	—	—	(18,270)	(18,270)
June 30, 2025	61,890	$62	$893,927	$1,113	$(470,121)	$424,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2026	2025
Operating activities:
Net loss	$(37,062)	$(18,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debt	49	1
Inventory reserve adjustment	1,133	3,728
Depreciation and amortization	19,729	12,125
Amortization of debt issuance costs and premium	(511)	(505)
Deferred tax asset	1,374	—
Loss on disposal of assets	244	9
Share-based compensation	9,254	5,726
Warrants contra revenue	2,130	53
Unrealized foreign exchange loss (gain)	532	(5,229)
Changes in operating assets and liabilities:
Accounts receivable, trade	(69,649)	(94,652)
Inventories, net	(94,092)	(51,048)
Other current assets	(56,009)	(1,472)
Operating right of use asset	(26,043)	(11,204)
Accounts payable	142,156	27,993
Accrued liabilities	5,169	5,127
Lease liability	27,815	11,229
Net cash used in operating activities	(73,781)	(116,389)
Investing activities:
Purchase of property, plant and equipment	(335,132)	(53,868)
Proceeds from disposal of equipment	3	—
Prepayment for equipment and others	(289,744)	(21,181)
Purchase of intangible assets	(259)	(145)
Purchase of land	(8,581)	—
Net cash used in investing activities	(633,713)	(75,194)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	1,653	—
Proceeds from line of credit borrowings	46,906	22,111
Repayments of line of credit borrowings	(24,733)	(26,708)
Changes in ADPI	80	—
Proceeds from bank acceptance payable	68,639	55,517
Repayments of bank acceptance payable	(69,215)	(42,820)
Payments of tax withholding on behalf of employees related to share-based compensation	(71,163)	(7,821)
Payment on convertible notes	(95)	(56)
Proceeds from common stock offering, net	1,028,207	195,770
Net cash provided by financing activities	980,279	195,993
Effect of exchange rate changes on cash	19,938	3,652
Net increase in cash, cash equivalents and restricted cash	292,723	8,062
Cash, cash equivalents and restricted cash at beginning of period	216,035	79,133
Cash, cash equivalents and restricted cash at end of period	$508,758	$87,195
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$1,942	$274
Income taxes	(3)	—
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$770	$1,405
Net change in deposits and prepaid for equipment related to property and equipment additions	(1,405)	(17,484)
Non-cash operating and financing activities:
Warrant issued and vested to customer	$1,775	$16,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Description of Business

Business Overview

Applied Optoelectronics, Inc. ("AOI" or the "Company") is a Delaware corporation. The Company is a leading, vertically integrated provider of fiber-optic networking products, primarily for four networking end-markets: internet and AI data centers, cable television ("CATV"), telecommunications ("telecom") and fiber-to-the-home ("FTTH"). The Company designs and manufactures a wide range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and June 30, 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates in the consolidated financial statements and accompanying notes. Significant estimates and assumptions that impact these financial statements and the accompanying notes relate to, among other things, revenue recognition, allowance for credit losses, inventory reserve, valuation of long-lived assets, service and product warranty costs, share-based compensation expense, estimated useful lives of tangible and intangible assets, and taxes.

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2026, as compared to the significant accounting policies described in its 2025 Annual Report.

Recent Accounting Pronouncements Adopted

           In July 2025, the FASB issued ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025. We have adopted this ASU and this ASU did not have a material impact on the Company's financial statements.

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

In November 2024, the FASB issued ASU 2024- 04, Debt-Debt with Conversion and Other Options (Subtopic 470- 20): Induced Conversions of Convertible Debt Instruments.  The amendments clarify the accounting for certain induced conversions of convertible debt instruments.  The Company is currently evaluating the impact that adoption of this guidance may have on its consolidated financial statements and related disclosures.  Because the Company has outstanding convertible debt instruments, the guidance may affect the accounting for future conversions, exchanges, or settlements of such instruments.  The Company does not currently expect the adoption of ASU 2024- 04 to have a material impact on is consolidated statements.

In May 2025, the FASB issued ASU  2025-04 "Share-Based Consideration Payable to a Customer". The standard is effective for our 2026 annual period, and our interim periods beginning in 2027. The Company is currently evaluating the impact of this ASU on its annual financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025- 06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350- 40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

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

          There have been no other recent accounting pronouncements or changes in accounting pronouncements during the second quarter of 2026 that are of significance or potential significance to us.

Note 3.  Revenue Recognition

Disaggregation of Revenue

Revenue is classified based on the location where the product is manufactured. For additional information on the disaggregated revenues by geographical region, see Note 17, "Segment and Geographic Information."

All of the Company's contracts have original expected durations of one year or less, and therefore the Company does not disclose remaining performance obligations.

Revenue is also classified by major product categories and is presented below (in thousands):

	Three months ended June 30,
		% of		% of
	2026	Revenue	2025	Revenue
Data Center	$107,662	56.1%	$44,791	43.5%
CATV	80,578	42.0%	56,019	54.4%
Telecom	3,411	1.8%	1,940	1.9%
Other	271	0.1%	202	0.2%
Total Revenue	$191,922	100.0%	$102,952	100.0%

	Six months ended June 30,
		% of		% of
	2026	Revenue	2025	Revenue
Data Center	$189,066	55.1%	$76,841	37.9%
CATV	147,419	43.0%	120,520	59.4%
Telecom	5,971	1.7%	4,876	2.4%
Other	610	0.2%	574	0.3%
Total Revenue	$343,066	100.0%	$202,811	100.0%

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

For the six months ended June 30, 2026, the Company recognized approximately $2.1 million related reduction to $84.8 million revenue associated with customer arrangements that included the issuance of warrants. As of December 31, 2025, the Company recorded other current asset of $1.0 million and other noncurrent asset of $15.0 million. As of June 30, 2026, the Company recorded other current assets of $3.7 million and other noncurrent assets of $12.6 million, representing the aggregate grant-date fair value of 1,324,233 warrant shares vested at issuance.

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

On September 19, 2025, the Company entered into a Lease Agreement with Coleman Logistics Assets LLC (“Coleman”), pursuant to which the Company will lease approximately 209,665 square feet of space located at 1111 Gillingham Lane, Sugar Land, Texas 77478. The leased premises will be used by the Company primarily for manufacturing and related operations. The lease has a term of 126 months, commencing on March 31, 2026, and expiring approximately 126 months thereafter, unless earlier terminated in accordance with the lease. Coleman agreed to provide a construction allowance toward the cost of leasehold improvements in an amount equal to the lesser of (i) the actual aggregate cost of such improvements or (ii) $1,886,985. Base rent under the lease is abated for the first seven months of the term and thereafter increases on a scheduled basis through the end of the term, reflecting an average annual escalation of approximately 3.5%. Beginning in the eighth month of the term, base rent will be $7.44 per rentable square foot on an annual basis (approximately $129,992 per month), escalating periodically to $10.49 per rentable square foot on an annual basis (approximately $183,367 per month) during the final six months of the term. The total undiscounted lease payments over the initial lease term are approximately $18.5 million. As of June 30, 2026, we recorded an $11.3 million ROU asset and $12.2 million in lease liability related to this agreement.

On February 23, 2026, the Company entered into a Lease Agreement with Blue Ridge Commerce Center West LLC ("Blue Ridge"), pursuant to which the Company will lease approximately 153,928 square feet of space in Building #3, located at 16851 Blue Ridge Commerce Drive, Houston, Texas 77489. The leased premises may be used for office, warehouse and light manufacturing and assembly purposes. The leased term is 130 months, commencing February 10, 2026. Blue Ridge agreed to provide improvement allowance in the amount of $3,078,560. Base rent is abated for the first five months of the term. For months 6 through 10, monthly base rent is $5.16 per rentable square foot on an annualized basis (approximately $66,189 per month). Beginning in month 11, base rent increases to $10.32 per rentable square foot on an annualized basis (approximately $132,378 per month) and escalates periodically throughout the remainder of the term, reflecting an average annual increase of approximately 3.5%. These scheduled increases culminate in base rent of $14.56 per rentable square foot on an annualized basis (approximately $186,732 per month) during the final 10 months of the term (months 121 through 130). The Company was required to pay (i) prepaid rent of $163,164 to be applied against the eleventh month’s rent and (ii) an initial security deposit of $2 million, which accrues interest and is subject to partial reductions during the lease term if specified payment-performance conditions are satisfied. The lease provides for scheduled reductions of the security deposit of $0.5 million after 40 months, $0.5 million after 70 months, and $0.34 million after 100 months, subject to the Company not being in default and other conditions set forth in the Lease. The total undiscounted lease payments over the initial lease term are approximately $19.5 million. As of June 30, 2026, we recorded a $12.3 million ROU asset and $13.0 million in lease liability related to this agreement.

On May 8, 2026, the Company entered into three separate Lease Agreements with Hightower Phase I Owner, LLC ("Hightower"), pursuant to which the Company will lease three industrial buildings, located at 6000 McHard Road, Houston, Texas 77053 ("Building 1"), 6100 McHard Road, Houston, Texas 77053 ("Building 2") and 17255 Chimney Rock Road, Houston, Texas 77053 ("Building 3"). The leased premises may be used for manufacturing, warehouse and office use. Each lease has a term of 123 full calendar months, plus any partial month from the commencement date to the end of the calendar month in which the commencement date occurs. The commencement date will be the earliest of: (i) the date on which the Company occupies any portion of the applicable premises and begins conducting business therein, (ii) the date on which Hightower’s work is substantially completed, or (iii) the date on which such work would have been substantially completed but for any tenant delay days. Under each lease agreement, the Company is entitled to an initial rent abatement period during the first three months. Commencing in the fourth month, base rent escalates periodically throughout the term. Building 1 consists of approximately 163,930 rentable square feet, together with approximately 3.34-acre adjacent unimproved tract. Monthly basic rent starts at $104,915.20 in month four, escalating periodically to $146,127.30 during months 112 through 123. Monthly basic rent for the adjacent unimproved tract starts at $6,680.00 in month four, escalating periodically to $9,303.99 during months 112 through 123. Building 2 consists of approximately 343,332 rentable square feet. Monthly basic rent starts at $205,999.20 in month four, escalating periodically to $286,918.45 during months 112 through 123. Building 3 consists of approximately 228,954 rentable square feet. Monthly basic rent starts at $146,530.56 in month four, escalating periodically to $204,089.73 during months 112 through 123. Each lease agreement includes a purchase and sale agreement granting the Company an option to purchase Building 1, Building 2 and Building 3, together with the land on which such buildings are located. The purchase and sale agreements provide for an aggregate purchase price of $102,250,000 and require earnest money of $1,758,750. As of June 30, 2026, the Company had not recorded any ROU asset nor lease liability related to this agreement as the Company has not met the commencement criteria.

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

Lease expense was included in general and administrative expenses and totaled $2.5 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. Total lease expense was $4.7 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease expense	$2,327	$509	$4,400	$915
Short Term lease expense	191	285	342	357
Total lease expense	$2,518	$794	$4,742	$1,272

Maturities of lease liabilities are as follows for the future one-year periods ending  June 30, 2026 (in thousands):

Fiscal years:	Operating
2026 (remaining 6 months)	$4,664
2027	9,321
2028	9,318
2029	8,757
2030	8,340
2031 and thereafter	58,608
Total lease payments	99,008
Less imputed interest	(20,865)
Present value	$78,143

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Six months ended June 30,
	2026	2025
Weighted average remaining lease term (years) - operating leases	11.95	12.81
Weighted average discount rate - operating leases	4.77%	3.13%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Six months ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,302	$1,079
Right-of-use assets obtained in exchange for new operating lease liabilities	$29,586	$12,037

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$499,737	$206,140
Restricted cash	9,021	9,895
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$508,758	$216,035

Restricted cash includes guarantee deposits for customs duties, a China government subsidy fund, and deposits as collateral in order to secure bank acceptance notes issued to vendors. As of June 30, 2026 and December 31, 2025, there were $6.9 million and $8.7 million of restricted cash required for bank acceptance notes issued to vendors, respectively. There were $2.1 million and $1.2 million guarantee deposits for customs duties as of June 30, 2026 and December 31, 2025, respectively.

Note 6.  Earnings (Loss) Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options, restricted stock units and senior convertible notes outstanding during the period. In periods with net losses, normally dilutive shares become anti-dilutive. Therefore, basic and diluted loss per share are the same. On March 13, 2025, the Company issued 7,945,399 stock warrants to a subsidiary of Amazon, and 1,324,233 warrants have been vested upon signing the warrant agreement. For the three and six months ended June 30, 2026, such warrants are both in the money and are considered dilutive instruments.

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(22,781)	$(9,098)	$(37,062)	$(18,270)
Denominator:
Weighted average shares used to compute net loss per share
Basic	81,568	56,772	78,789	53,426
Diluted	81,568	56,772	78,789	53,426
Net loss per share
Basic	$(0.28)	$(0.16)	$(0.47)	$(0.34)
Diluted	$(0.28)	$(0.16)	$(0.47)	$(0.34)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Restricted stock units	2,503	2,143	2,375	2,435
Shares for convertible senior notes	2,884	3,116	2,884	3,116
Amazon warrant	1,324	1,324	1,324	1,324
Total antidilutive shares	6,711	6,583	6,583	6,875

Note 7.  Inventories

Inventories, net consist of the following for the periods indicated (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$164,768	$85,740
Work in process and sub-assemblies	116,690	95,538
Finished goods	15,294	18,822
Allowance for inventory	(17,961)	(16,995)
Total inventories	$278,791	$183,105

For the three months ended June 30, 2026 and 2025, the inventory reserve adjustment expensed for inventory was $(1.3) million and $1.9 million, respectively. For the six months ended June 30, 2026 and 2025, the inventory reserve adjustment expensed for inventory was $1.1 million and $3.7 million, respectively.

For the three months ended June 30, 2026 and 2025, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $3.6 million and $0.9 million, respectively. For the six months ended June 30, 2026 and 2025, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $6.0 million and $2.0 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	June 30, 2026	December 31, 2025
Land improvements	$806	$806
Buildings and improvements	212,792	138,163
Machinery and equipment	527,292	404,145
Furniture and fixtures	8,928	6,974
Computer equipment and software	19,583	17,180
Transportation equipment	862	786
	770,263	568,054
Less accumulated depreciation	(251,664)	(232,913)
	518,599	335,141
Construction in progress	168,805	39,808
Land	9,682	1,101
Total property, plant and equipment, net	$697,086	$376,050

Capital Equipment Prepayments

Other assets, net primarily consist of long-term prepayments made in connection with the Company's capital expansion projects. As of June 30, 2026, other assets, net was $324.0 million, compared to $50.9 million as of December 31, 2025. The increase was primarily attributable to advance payments for equipment and facility related capital expenditures associated with the Company's manufacturing expansion initiatives. These amounts are expected to be reclassified to property, plant and equipment as the related assets are received and placed into service.

For the three months ended June 30, 2026 and 2025, the depreciation expense of property, plant and equipment was $10.4 million and $6.3 million, respectively. For the six months ended June 30, 2026 and 2025, the depreciation expense of property, plant and equipment was $19.5 million and $11.9 million, respectively.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	June 30, 2026
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$10,500	$(7,015)	$3,485
Trademarks	252	(104)	148
Total intangible assets	$10,752	$(7,119)	$3,633

	December 31, 2025
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$10,263	$(6,797)	$3,466
Trademarks	243	(86)	157
Total intangible assets	$10,506	$(6,883)	$3,623

For the three months ended  June 30, 2026 and 2025, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.1 million and $0.2 million, respectively.  For the six months ended  June 30, 2026 and 2025, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.2 million and $0.3 million, respectively.  The remaining weighted average amortization period for intangible assets is approximately 7.4 years.

On June 30, 2026, future amortization expenses for intangible assets for future periods are estimated to be (in thousands):

2026 (remaining 6 months)	$245
2027	493
2028	493
2029	493
2030	493
2031 and thereafter	1,416
Total	$3,633

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

The Company's accounts receivable was $314.0 million as of June 30, 2026. Of this amount, $211.0 million was due from Digicomm International Inc. For the three months ended June 30, 2026 and 2025, our top ten customers represented 99% and 98% of our revenue, respectively. For the three months ended  June 30, 2026, our top three customers represented 42%, 26% and 24% of our revenue, respectively. For the three months ended June 30, 2025, our top three customers represented 54%, 34% and 6% of our revenue, respectively. For the six months ended  June 30, 2026, our top three customers represented 43%, 26% and 24% of our revenue, respectively. For the six months ended June 30, 2025, our top three customers represented 59%, 30% and 5% of our revenue, respectively.

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of  June 30, 2026 was $445.1 million and $129.1 million, respectively. As of December 31, 2025, the fair value and carrying amount of our convertible senior notes was $145.2 million and $129.8 million, respectively. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The significant increase in the fair value of the convertible senior notes relative to their carrying amount as of June 30, 2026 is primarily attributable to a substantial increase in the market price of the Company's common stock during the quarter, which increased the value of the conversion feature embedded in the notes.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2026	December 31, 2025
Revolving line of credit and equipment term loan with a China bank up to $44 million with interest at 2.6% and 3%, maturing June 25, 2027 and June 12, 2032, respectively	$21,069	$20,203
Revolving line of credit with a China bank up to $14.7 million with interest at 2.45%, maturing March 26, 2027	14,682	13,772
Revolving line of credit and equipment term loan with a China bank up to $3.0 million with interest at 3%, maturing May 8, 2028	734	-
Revolving line of credit with a China bank up to $2.9 million with interest at 2.45%, maturing December 28, 2026	-	-
Revolving line of credit with a China bank up to $14.7 million with interest at 2.31%, maturing June 25, 2027	14,682	-
Revolving line of credit with a China bank up to $2.9 million with interest at 2.4%, maturing June 11, 2027	1,468	-
Revolving line of credit with a Taiwan bank up to $3.1 million with interest at 2.5%, maturing July 13, 2026	3,140	-
Revolving line of credit with a Taiwan bank up to $3.1 million with interest at 3.20%, maturing August 25, 2026	3,140	-
Revolving line of credit and equipment term loan with a Taiwan bank up to $8.8 million with interest at 3%, maturing June 11, 2027 and June 11, 2029, respectively	-	-
Total	$58,915	$33,975
Less current portion	(57,258)	(33,975)
Non-current portion	$1,657	$-

Bank Acceptance Notes Payable	June 30, 2026	December 31, 2025
Bank acceptance notes issued to vendors with 0.05% handling fees	$33,940	$33,363

SPD Credit Line

On July 29, 2025, Global entered into a five-year revolving credit line agreement with Shanghai Pudong Development Bank Co., Ltd. in Ningbo City, China ("SPD"), totaling 250,000,000 RMB (the "¥250M SPD Credit Line"), or approximately $34.9 million at that time, and a mortgage contract. The ¥250M SPD Credit Line is included in the prior 82,000,000 RMB credit facility entered into by Global on July 18, 2025.

On June 11, 2026, Global entered into a one-year revolving credit line agreement with SPD increasing the ¥250M SPD Credit Line to 500,000,000 RMB (the "¥500M SPD Credit Line"), or approximately $73.8 million at that time. Borrowing under the ¥500M SPD Credit Line will be used for general corporate and capital investment purposes. Global's obligation under the ¥500M SPD Credit Line will be secured by certain real property owned by Global. As of June 30, 2026, $21.1 million was outstanding under the ¥500M SPD Credit Line, and the outstanding balance of bank acceptance notes under this bank issued to vendors was $9.5 million. The unused credit as of June 30, 2026 was $45.7 million.

CCB Loan

On June 12, 2025, Global entered into a one-year credit facility with China Construction Bank Co., Ltd., in Ningbo, City, China ("CCB"), totaling 96,800,000 RMB (the "CCB Credit Facility"), or approximately $13.5 million at that time.

On June 26, 2025, Global entered into a five-year revolving credit line agreement with CCB, totaling 162,260,000 RMB (the "CCB Credit Line"), or approximately $22.7 million at that time. The amount available under the CCB Credit Line is inclusive of the CCB Credit Facility previously granted by CCB on June 12, 2025.  On December 19, 2025, the CCB Credit Line was increased to 250,000,000 RMB. Global's obligation under the CCB Credit Line is secured by certain real property owned by Global. As of June 30, 2026, there was $14.7 million outstanding under the CCB Credit Line. The outstanding balance of bank acceptances notes under this bank issued to vendors was $20.2 million as of June 30, 2026. The unused credit as of June 30, 2026 was $5.9 million.

NBCB Loan

On June 23, 2025, Global entered into a five-year credit facility with Bank of Ningbo, in Ningbo City, China, totaling 20,000,000 RMB (the "NBCB Credit Facility"), or approximately $2.8 million at that time. On December 19, 2025, the parties entered into an amendment to the NBCB Credit Facility, increasing the credit limit to 50,000,000 RMB, or approximately $7.1 million at that time (the "NBCB Credit Line"). As of June 30, 2026, there was $0.7 million outstanding under the NBCB Credit Line. The outstanding balance of bank acceptance notes issued to vendors under this bank was $4.3 million as of June 30, 2026. The unused credit as of June 30, 2026 was $2.3 million.

CZB Loan

On December 26, 2025, Global entered into an asset pooling cooperation agreement with China Zheshang Bank in Ningbo City, China totaling 40,000,000 RMB (the "CZB Credit Line"), or approximately $5.7 million at that time. As of June 30 2026, there was $1.5 million outstanding under the CZB Credit Line. The unused credit as of June 30, 2026 was $1.5 million.

BOC Loan

On April 29, 2026, Global entered into a one-year credit facility with Bank of China in Ningbo City, China, totaling 100,000,000 RMB (the "BOC Credit Line"), or approximately $14.7 million at that time. As of June 30, 2026, there was $14.7 million outstanding under the BOC Credit Line. The unused credit as of June 30, 2026 was $0.

BOKF Loan

On July 31, 2025, the Company entered into a Loan and Security Agreement with BOKF, NA dba BOK Financial, as agent for secured parties (the "BOKF Credit Facility"). The BOKF Credit Facility provides the Company with a three-year, $35 million revolving line of credit, with the ability to request additional lender commitments in an aggregate amount not to exceed $40 million (for a total aggregate amount of $75 million) pursuant to certain conditions. As of June 30, 2026, $0 was outstanding under the BOKF Credit Facility.

Taishin Loan

On November 27, 2025, Prime World entered into a credit facility with Taishin International Bank in Taiwan, consisting of a NT$100,000,000 line of credit (the "NT$100M Credit Line"), or approximately $3.1 million at that time, and a US$2,000,000 line of credit (the "US$2M Credit Line", collectively, with the NT$100M Credit Line, the "Taishin Credit Facility"). Prime World may utilize the Taishin Credit Facility from November 27, 2025 through October 31, 2026. Borrowings under the NT$100M Credit Line may be drawn as short-term loans, while the US$2M Credit Line is a derivatives-based facility and may be used by Prime World to enter into foreign exchange hedging transactions. As of June 30, 2026, the $3.1 million was outstanding under the NT$100M Credit Line and the US$2M Credit Line was unutilized.

FCB Loan

           On January 2, 2026, Prime World entered into a credit facility with First Commercial Bank in Taiwan, consisting of a NT$100,000,000 line of credit (the "FCB Credit Facility"), or approximately $3.1 million at that time. As of June 30, 2026, there was $3.1 million outstanding under the FCB Credit Facility.

CTBC Loan

On June 11, 2026, Prime World entered into a credit facility with CTBC Bank Co., Ltd. in Taiwan, consisting of a NT$100,000,000 line of credit and a NT$180,000,000 equipment term loan (collectively, the "CTBC Credit Facility"), or approximately a total of $8.8 million at that time. As of June 30, 2026, the CTBC Credit Facility was unutilized.

Covenants

As of June 30, 2026, we were in compliance with the covenants in the lending arrangements.

Unused Borrowing Capacity

As of  June 30, 2026 and December 31, 2025 , the Company had $106.5  million and $60.7 million  of unused borrowing capacity, respectively.

As of  June 30, 2026 and December 31, 2025, there was $6.9  million and $8.7 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

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

During the three months ended June 30, 2026, a holder of the 2030 Notes exercised its conversion right with respect to $75,000 in aggregate principal amount of 2030 Notes. The Company settled the conversion by delivering 1,731 shares of Common Stock and $84 in cash to the converting holder based on the applicable conversion rate of 23.0884 shares per $1,000 principal amount. Following this conversion, the aggregate principal amount of 2030 Notes outstanding was approximately $124.9 million as of June 30, 2026.

The following table presents the carrying value of the 2030 Notes for the periods indicated (in thousands):

	June 30,	December 31,
	2026	2025
2030 Notes
Principal	124,925	125,000
Premium upon issuance	7,343	8,376
Unamortized debt issuance costs	(3,126)	(3,547)
Net carrying amount	129,142	129,829
Total net carrying amount	$129,142	$129,829

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

The following table sets forth interest expense information related to the 2026 Notes and 2030 Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$344	$46	$691	$92
Amortization of debt issuance costs	220	350	436	701
Total interest cost	$564	$396	$1,127	$793
Effective interest rate	1.0%	1.0%	1.0%	1.0%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll	$24,172	$28,383
Accrued employee benefits	6,065	5,506
Accrued state and local taxes	5,263	965
Accrued income taxes	965	—
Accrued interest	1,609	1,599
Accrued shipping and tariff expenses	1,859	516
Advanced payments	1,913	288
Accrued commission expenses	1,281	1,381
Accrued professional fees	453	581
Accrued product warranty	424	480
Accrued capital expenditure	135	1,583
Accrued other	2,800	1,209
Total accrued liabilities	$46,939	$42,491

Note 14.  Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Loss on disposal of assets	$(227)	$(1)	$(244)	$(9)
Government subsidy income	880	1,315	994	1,497
Foreign exchange gain (loss)	195	6,082	(1,058)	6,354
Other non-operating gain	66	14	107	43
Total other income (expenses), net	$914	$7,410	$(201)	$7,885

Note 15.  Share-Based Compensation

Equity Plans

The Company’s board of directors and stockholders approved the following equity plans:

●	the Amended and Restated 2021 Equity Incentive Plan ("2021 Plan")
●	the 2023 Equity Inducement Plan ("Inducement Plan")
●	the 2026 Equity Incentive Plan ("2026 Plan")

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

Performance Based Incentive Plan

Starting in 2021, certain senior executives were granted performance stock units ("PSUs") under our 2021 Plan, which generally vest over a three-year period subject to achievement of certain pre-established performance metrics. The number of shares of common stock that would ultimately be issued to settle PSUs granted ranged from 0% to 200% of the target number of shares granted. We estimate the fair value of the PSUs on the date of grant using a Monte Carlo simulation model, with stock-based compensation expense recognized ratably over the applicable three-year performance period. The Company recognized stock-based compensation expense for the PSUs for the three months ended  June 30, 2026 and 2025 of $2.1 million and $1.2 million, respectively. The Company recognized stock-based compensation expense for the PSUs for the six months ended  June 30, 2026 and 2025 of $3.9 million and $2.1 million, respectively.

The following is a summary of PSU activity for the six months ended June 30, 2026:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average	Intrinsic
	shares	of Vesting	Fair Value	Value
	(in thousands, except price data and Contractual Life)
Outstanding at January 1, 2026	1,189	—	$11.55	$41,442
Granted	937	—	24.00	134,219
Vested	(1,534)	$181.57	8.89	278,493
Cancelled/Forfeited	—	—	-	-
Outstanding, June 30, 2026	592	—	38.14	87,779
Expected to vest	592	—	38.14	87,779

As of June 30, 2026, there was $16.8 million of unrecognized stock-based compensation expense related to outstanding PSUs, which expense is expected to be recognized over 2.4 years.

Restricted Stock Units

Restricted stock units are issued to employees through a vesting plan and distribution schedule after employee remains with the Company for a particular length of time. The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average	Intrinsic
	shares	of Vesting	Fair Value	Value
	(in thousands, except price data)
Outstanding, January 1, 2026	1,461	—	$8.13	$50,964
Granted	412	—	48.10	19,812
Vested	(516)	$96.42	8.67	49,767
Cancelled/Forfeited	(40)	—	10.73	5,935
Outstanding, June 30, 2026	1,317	—	20.33	195,223
Expected to vest	1,317	—	20.33	195,223

As of June 30, 2026, there was $24.7 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 3.0 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Share-based compensation - by expense types
Cost of goods sold	$170	$94	$326	$177
Research and development	495	331	946	607
Sales and marketing	439	499	891	822
General and administrative	3,759	2,240	7,091	4,120
Total share-based compensation expense	$4,863	$3,164	$9,254	$5,726

Note 16.  Income Taxes

For the three months ended June 30, 2026, the Company recorded an income tax expense of $1.3 million, compared with no income tax expense or benefit for the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company recorded an income tax expense of $2.3 million, compared with no income tax expense or benefit for the six months ended June 30, 2025. The income tax expense for the current period was primarily attributable to income in China, as well as the impact of valuation allowances and discrete items.

For the three months ended  June 30, 2026 and 2025, the effective tax rates were (6.0)% and 0.0%, respectively. For the six months ended  June 30, 2026 and 2025, the effective tax rates were (6.7)% and 0.0%, respectively. The effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the impact of valuation allowances recorded against deferred tax assets ("DTA") in the United States and Taiwan, and the China R&D Super Deduction.

The Company assesses the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s US and Taiwan net deferred tax assets remains appropriate as of  June 30, 2026.

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

Recent Tax Legislation

The Company continues to evaluate the provisions of the One Big Beautiful Bill Act ("OBBBA"), which was enacted on July 4, 2025. Consistent with its prior assessment, the Company does not expect the provisions related to domestic research and development expenditures, bonus depreciation, business interest expense limitations, or clean energy tax credits to have a material impact on its income tax provision or effective tax rate.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$191,922	$102,952	$343,066	$202,811
Cost of goods sold	(138,715)	(71,790)	(245,943)	(141,105)
Adjusted research and development	(34,039)	(20,425)	(59,243)	(37,960)
Adjusted sales and marketing	(10,602)	(7,303)	(16,498)	(12,337)
Adjusted general and administrative	(22,914)	(14,336)	(43,187)	(27,224)
Other segment items	(8,433)	1,804	(15,257)	(2,455)
Net loss	$(22,781)	$(9,098)	$(37,062)	$(18,270)

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise property, plant, equipment, land use rights, right of use assets and intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
United States	$1,339	$803	$2,216	$1,954
Taiwan	108,426	39,505	189,364	67,333
China	82,157	62,644	151,486	133,524
Total	$191,922	$102,952	$343,066	$202,811

	June 30,	December 31,
	2026	2025
Long-lived assets:
United States	$313,023	$123,677
Taiwan	195,828	146,673
China	271,954	162,322
Total	$780,805	$432,672

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

On February 20, 2026, the United States Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following this ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection ("CBP") to establish a process for the submission and review of refund claims related to affected IEEPA tariffs. On April 20, 2026, CBP launched an online portal through which companies may submit IEEPA tariff refund requests. On April 29, 2026, the Company submitted refund claims totaling $5.7 million. The Company received payments of approximately $0.2 million and $1.2 million on May 20 and May 27, 2026, respectively.

Note 19.  Subsequent Events

On July 6, 2026, subsequent to the end of the reporting period, the Company received the remaining payment of approximately $4.5 million in connection with the IEEPA tariff refund claims. In the aggregate, the Company received approximately $5.9 million, consisting of the entire $5.7 million of duties claimed plus applicable interest. Accordingly, the Company's duty recovery under CAPE 1 is fully complete, and no refund claims or amounts remaining outstanding under Phase 1.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2025 included in our Annual Report. References to "Applied Optoelectronics," “we," "our" and "us" are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Part II —Item 1A. Risk Factors" provided below, those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2025 and subsequent Quarterly Reports on Form 10-Q, and geopolitical tensions and conflicts, including with respect to international trade policies in areas such as tariffs and export controls, and the availability, timing and amount of refunds of previously paid tariffs. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target four networking end-markets: internet and AI data centers, CATV, telecom, and FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we typically begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the internet data center, CATV, telecom and FTTH markets which increasingly demand faster connectivity and innovation.

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs.

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of artificial intelligence (AI), cloud computing, network-connected devices, video traffic, and online social networking. Within the data center market, AI workloads are fueling the retooling of existing data centers and the construction of purpose-built data centers for AI, in both cases significantly increasing demand for higher speed optical networking technology. Existing internet data centers are also being upgraded with higher speed optical networking equipment to support ever-increasing data traffic. Within the CATV market, we benefit from a number of ongoing trends including the move to higher bandwidth networks among CATV service providers, especially the desire by CATV multiple system operators ("MSOs") to increase the return-path bandwidth available to offer to their customers. In the FTTH market, we benefit from continuing Passive Optical Networks ("PON") deployments and system updates among telecom service providers. In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators, including 5G networks.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations, and we have an additional research and development facility in Duluth, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD processes), transceivers for the internet data center market, subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. Additionally, in our Taiwan location, we manufacture transceivers for the internet data center, telecom, FTTH and other markets. We also manufacture CATV outdoor equipment including amplifiers. In our China facility, we do certain assembly operations on various products, including some optical subassemblies and transceivers for the CATV transmitters (at the headend), some CATV outdoor equipment and transceivers for our internet data center market. The extent of the assembly operations in our China facility do not always establish the country of origin for these products as China for U.S. tariff purposes. Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures, and each facility is certified to ISO 9001:2015. Our facilities in Ningbo, China, Taipei, Taiwan, and Sugar Land, Texas are all certified to ISO 14001:2015. We have recently announced plans to expand our manufacturing space in and around the Sugar Land, Texas area and are currently in the process of building out suitable facilities for this expansion. We expect the first of these new facilities to begin production later in 2026.

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

Trends and Other Matters Affecting Our Business

Demand for our data center products remained strong during the six months ended June 30, 2026, driven by continued investments by hyperscale customers in artificial intelligence, cloud computing and high-speed networking infrastructure.  We experienced significant growth in sales of data center products during the period, reflecting increased customer deployments and demand for higher speed optical connectivity solutions.

At the same time, the global economic environment remains subject to uncertainty resulting from evolving trade policies, tariffs, export controls, geopolitical developments and other macroeconomic factors.  These conditions may impact the availability and cost of materials and components, customer purchasing decisions, deployment schedules and capital spending plans.  In addition, changes in global trade policies and regulations could affect our manufacturing operations, supply chain and customer demand.

We continue to monitor these developments and have implemented strategies intended to reduce potential disruptions, including supply chain diversification, inventory management initiatives and operational efficiencies.  However, future demand may be affected by changes in customer deployment schedules, inventory levels, capital spending plans and general market conditions.

Results of Operations

The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
Revenue, net	$191,922	100.0%	$102,952	100.0%	$343,066	100.0%	$202,811	100.0%
Cost of goods sold	138,715	72.3%	71,790	69.7%	245,943	71.7%	141,105	69.6%
Gross profit	53,207	27.7%	31,162	30.3%	97,123	28.3%	61,706	30.4%
Operating expenses
Research and development	34,871	18.2%	20,612	20.0%	60,527	17.6%	38,422	18.9%
Sales and marketing	11,490	6.0%	8,135	7.9%	17,837	5.2%	13,492	6.7%
General and administrative	31,573	16.4%	18,391	17.9%	56,477	16.5%	34,706	17.1%
Total operating expenses	77,934	40.6%	47,138	45.8%	134,841	39.3%	86,620	42.7%
Loss from operations	(24,727)	(12.9)%	(15,976)	(15.5)%	(37,718)	(11.0)%	(24,914)	(12.3)%
Other income (expense)
Interest income	3,248	1.7%	286	0.3%	4,985	1.5%	511	0.3%
Interest expense	(927)	(0.5)%	(818)	(0.8)%	(1,790)	(0.5)%	(1,752)	(0.9)%
Other income, net	914	0.5%	7,410	7.2%	(201)	-0.1%	7,885	3.9%
Total other income (expense), net	3,235	1.7%	6,878	6.7%	2,994	0.9%	6,644	3.3%
Loss before income taxes	(21,492)	(11.2)%	(9,098)	(8.8)%	(34,724)	(10.1)%	(18,270)	(9.0)%
Income tax expense	(1,289)	(0.7)%	—	—%	(2,338)	(0.7)%	—	—%
Net loss	$(22,781)	(11.9)%	$(9,098)	(8.8)%	$(37,062)	(10.8)%	$(18,270)	(9.0)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three months ended June 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Data Center	$107,662	56.1%	$44,791	43.5%	$62,871	140.4%
CATV	80,578	42.0%	56,019	54.4%	24,559	43.8%
Telecom	3,411	1.8%	1,940	1.9%	1,471	75.8%
FTTH and Other	271	0.1%	202	0.2%	69	34.2%
Total Revenue	$191,922	100.0%	$102,952	100.0%	$88,970	86.4%

	Six months ended June 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Data Center	$189,066	55.1%	$76,841	37.9%	$112,225	146.0%
CATV	147,419	43.0%	120,520	59.4%	26,899	22.3%
Telecom	5,971	1.7%	4,876	2.4%	1,095	22.5%
FTTH and Other	610	0.2%	574	0.3%	36	6.3%
Total Revenue	$343,066	100.0%	$202,811	100.0%	$140,255	69.2%

Revenues for the three months ended June 30, 2026 increased by $89.0 million, or 86.4%, compared to the three months ended June 30, 2025. The increase was primarily driven by:

●	$62.9 million increase in data center product revenues, reflecting continued demand for our high-speed connectivity products; and
●	$24.6 million increase in CATV product revenues, primarily driven by higher sales volume resulting from market share gains and continued aggressive deployment of our CATV products by our MSO customers.

Revenues for the six months ended June 30, 2026 increased by $140.3 million, or 69.2%, compared to the six months ended June 30, 2025. The increase was primarily driven by:

●	$112.2 million increase in data center product revenues reflecting continued demand for our high-speed connectivity products; and
●	$26.9 million increase in CATV product revenues primarily driven by higher sales volume resulting from market share gains and continued aggressive deployment of our CATV products by our MSO customers.

Future revenue trends are expected to depend on customer demand, customer deployment schedules, competitive pricing, supply chain conditions and broader macroeconomic conditions.

For the three months ended June 30, 2026 and 2025, our top ten customers represented 99% and 98% of our revenue, respectively. For the six months ended June 30, 2026 and 2025, our top ten customers represented 99% and 97% of our revenue, respectively.  We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended June 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$138,715	72.3%	$71,790	69.7%	$66,925	93.2%
Gross profit	53,207	27.7%	31,162	30.3%	22,045	70.7%

	Six months ended June 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$245,943	71.7%	$141,105	69.6%	$104,838	74.3%
Gross profit	97,123	28.3%	61,706	30.4%	35,417	57.4%

Cost of goods sold increased by $66.9 million, or 93.2%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to:

●	$47.5 million increase in direct material costs, primarily due to higher production volumes;
●	$8.6 million increase in direct labor costs, primarily due to increased production ramp activity;
●	an increase in other manufacturing and production related costs of approximately $12.5 million, associated with higher production levels; and
●	partially offset by $1.7 million decrease in inventory reserve adjustments.

Cost of goods sold increased by $104.8 million, or 74.3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to:

●	$69.6 million increase in direct material, direct labor and other standard manufacturing costs, primarily due to higher production volumes;
●	$14.1 million increase in direct labor costs, primarily due to increased production ramp activity;
●	an increase in other manufacturing and production related costs of approximately $20.9 million, associated with changes in inventory demand forecasts; and
●	a slight $0.2 million increase in inventory reserve adjustments.

Gross margin decreased to 27.7% for the three months ended June 30, 2026, compared to 30.3% for the three months ended June 30, 2025. Despite the decrease in gross margin percentage, gross profit increased by $22.0 million, or 70.7%, driven by higher revenues. The decrease in gross margin was primarily attributable to:

●	increased direct material, direct labor and other manufacturing costs associated with increased production volumes; and
●	partially offset by a lower inventory reserve adjustment of 2.2%.

The increase in gross profit was primarily attributable to:

●	higher revenues, which contributed approximately $27.0 million to the increase in gross profit; and
●	increased costs associated with certain data center products, which negatively impacted gross profit by approximately $5.0 million.

Gross margin decreased to 28.3% for the six  months ended   June 30, 2026, compared to 30.4% for the six months ended June 30, 2025. Despite the decrease in gross margin percentage, gross profit increased by $35.4 million, or 57.4%, driven by higher revenues. The decrease in gross margin was primarily attributable to:
●	improved absorption of manufacturing costs associated with higher production volumes, partially offset by increased inventory related costs and product mix.

The increase in gross profit was primarily attributable to:
●	higher revenues, which contributed approximately $42.6 million to the increase in gross profit; and
●	increased costs associated with certain data center products, which negatively impacted gross profit by approximately $7.2 million.

   Management expects gross margin to increase in future periods as a result of product mix, cost optimization initiatives, and production efficiencies.

Operating Expenses

	Three months ended June 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$34,871	18.2%	$20,612	20.0%	$14,259	69.2%
Sales and marketing	11,490	6.0%	8,135	7.9%	3,355	41.2%
General and administrative	31,573	16.4%	18,391	17.9%	13,182	71.7%
Total operating expenses	$77,934	40.6%	$47,138	45.8%	$30,796	65.3%

	Six months ended June 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$60,527	17.6%	$38,422	18.9%	$22,105	57.5%
Sales and marketing	17,837	5.2%	13,492	6.7%	$4,345	32.2%
General and administrative	56,477	16.5%	34,706	17.1%	$21,771	62.7%
Total operating expenses	$134,841	39.3%	$86,620	42.7%	$48,221	55.7%

Research and Development Expense

Research and development expense increased by $14.3 million, or 69.2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to:

●	higher personnel-related expenses supporting product development activities; and
●	increased engineering and development costs associated with data center products and new product development initiatives, including acceleration of planned development efforts to support anticipated demand from certain customers.

Research and development expense increased by $22.1 million, or 57.5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to:

●	increased personnel-related expenses and increased R&D related project costs associated with new product development activities; and
●	higher customer demand for new products and the acceleration of planned development efforts to support anticipated demand from certain customers.

Sales and Marketing Expense

Sales and marketing expense increased by $3.4 million, or 41.2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increases were primarily attributable to:

●	higher compensation and related costs associated with expanded sales efforts supporting data center and Quantum Bandwidth products; and
●	higher shipping and logistics expenses, driven by accelerated customer demand, and the impact of tariffs of approximately $0.1 million.

Sales and marketing expense increased by $4.3 million, or 32.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increases were primarily attributable to:

●	higher compensation and related costs associated with expanded sales efforts supporting data center and Quantum Bandwidth products; and
●	higher shipping and logistics expenses, driven by accelerated customer demand, and the impact of tariffs of approximately $0.8 million.

          Management continues to monitor tariff developments and their potential impact on its cost structure and pricing strategy. Based on current conditions, management expects shipping costs and tariff-related impacts to continue in 2026, likely at a reduced level compared to 2025 due to the Supreme Court’s decision overturning the IEEPA-related tariffs.  Management cannot currently assess whether this tariff trend will continue given the Administration’s current stated goal to replace the IEEPA tariffs with tariffs under other sections of federal law (e.g. Section 301 tariffs, reciprocal tariffs, etc.).

General and Administrative Expense

General and administrative expense increased by $13.2 million, or 71.7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. General and administrative expense increased by $21.8 million, or 62.7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to increased personnel-related expense and expanded corporate infrastructure to support company growth.

Other Income (Expense), Net

	Three months ended June 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$3,248	1.7%	$286	0.3%	$2,962	1,035.7%
Interest expense	(927)	(0.5)%	(818)	(0.8)%	(109)	13.3%
Other income, net	914	0.5%	7,410	7.2%	(6,496)	(87.7)%
Total other income (expense), net	$3,235	1.7%	$6,878	6.7%	$(3,643)	(53.0)%

	Six months ended June 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$4,985	1.5%	$511	0.3%	$4,474	875.5%
Interest expense	(1,790)	(0.5)%	(1,752)	(0.9)%	(38)	2.2%
Other income, net	(201)	(0.1)%	7,885	3.9%	(8,086)	(102.5)%
Total other income (expense), net	$2,994	0.9%	$6,644	3.3%	$(3,650)	(54.9)%

Interest income increased by $3.0 million, or 1,035.7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Interest income increased by $4.5 million, or 875.5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to higher average cash and savings balances, as well as higher interest income earned on those balances during the period.

Interest expense increased by $0.1 million, or 13.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Interest expense increased by $0.04 million, or 2.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to changes in outstanding debt balances and related financing costs during the period.

Other income (expenses) decreased by $6.5 million, or 87.7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Other income (expenses) decreased by $8.1 million, or 102.5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was mainly due to the negative foreign exchange impact.

Benefit (Provision) for Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2026 and 2025 were (6.0)% and 0%, respectively. For the six months ended June 30, 2026 and 2025, the effective tax rates were (6.7)% and 0.0%, respectively. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, and Taiwan deferred tax assets ("DTA"), and the R&D super deduction in China.

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted. Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States. To the extent that we make investments in expanding manufacturing in our semiconductor fabrication facility in Texas, we believe that the CHIPS Act would provide a refundable tax credit for certain equipment and facilities upgrades. We made significant investments in the three months ended June 30, 2026 which we believe should qualify for these credits, but we intend to continue to evaluate these and future investments for applicability to the tax credit provisions of the CHIPS Act.

Comprehensive Loss

	Three months ended June 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(22,781)	(11.9)%	$(9,098)	(8.8)%	$(13,683)	150.4%
Gain on foreign currency translation adjustment	2,606	1.4%	3,868	3.8%	(1,262)	(32.6)%
Comprehensive loss	$(20,175)	(10.5)%	$(5,230)	(5.0)%	$(14,945)	285.8%

	Six months ended June 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net loss	$(37,062)	(10.8)%	$(18,270)	(9.0)%	$(18,792)	102.9%
Gain on foreign currency translation adjustment	3,016	0.9%	3,661	1.8%	(645)	(17.6)%
Comprehensive loss	$(34,046)	(9.9)%	$(14,609)	(7.2)%	$(19,437)	133.0%

Comprehensive loss increased by $14.9 million, or 285.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Comprehensive loss increased by $19.4 million, or 133.0%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

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

Liquidity and Capital Resources

As of June 30, 2026, we had $106.5 million of unused borrowing capacity from all of our loan agreements. As of June 30, 2026, our cash, cash equivalents and restricted cash totaled $508.8 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

ATM Offerings

On December 18, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (Registration File No. 333-283905) (the "Automatic Shelf Registration Statement") with the U.S. Securities and Exchange Commission, which became effective immediately upon filing.

On February 26, 2026, the Company entered into an Equity Distribution Agreement (the "First EDA") with Raymond James & Associates and Needham & Company, LLC (collectively, the "Sales Agents" and each, a "Sales Agent") pursuant to which the Company could issue and sell shares of the Company’s common stock, par value $0.001 per share having an aggregate offering price of up to $250 million (the "First ATM Offering"), from time to time through the Sales Agents. On March 12, 2026, the Company entered into Amendment No. 1 to the First EDA with the Sales Agents, to increase the aggregate offering price from $250 million to $500 million. On April 2, 2026, the Company completed the First ATM Offering and sold approximately 4.8 million shares at a weighted average price of $103.51 per share, providing proceeds of approximately $490 million, net of expenses and underwriting discounts and commissions.

On May 14, 2026, the Company entered into an Equity Distribution Agreement (the "Second EDA") with the Sales Agents pursuant to which the Company could issue and sell shares of the Company's common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $600 million (the "Second ATM Offering"), from time to time through the Sales Agents.

Upon delivery of a placement notice and subject to the terms and conditions of the Second EDA, sales of the Shares were made through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agents. In the placement notice, the Company would designate the maximum number of Shares to be sold through the Sales Agents, the time period during which sales were requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that could be sold in any one day. Subject to the terms and conditions of the Second EDA, the Sales Agents would use their commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice.

The Second EDA provided that each of the Sales Agents would be entitled to compensation of up to 2% of the gross sales price of the Shares sold through such Sales Agent from time to time. The Company also agreed to reimburse the Sales Agents for certain specified expenses in connection with the registration of Shares under state blue sky laws and any filing with, and clearance of the offering by, the Financial Industry Regulatory Authority Inc., not to exceed $10,000 in the aggregate, and any associated application fees incurred. The Company agreed to indemnify the Sales Agents against certain liabilities, including liabilities under the Securities Act, or to contribute to payments that the Sales Agents could be required to make because of any of those liabilities.

The details of the shares of common stock sold through the First ATM Offering and the Second ATM Offering as of the end of June 30, 2026 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc. and Needham & Company, LLC	March 2026	3,753,300	$104.03	$390,437	$7,809	$382,628
Raymond James & Associates, Inc. and Needham & Company, LLC	April 2026	1,077,126	101.72	109,563	2,191	107,372
Raymond James & Associates, Inc. and Needham & Company, LLC	May 2026	1,943,789	181.24	352,295	7,046	345,249
Raymond James & Associates, Inc. and Needham & Company, LLC	June 2026	1,001,308	197.26	197,519	3,950	193,568
Total		7,775,523		$1,049,814	$20,996	$1,028,817

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

Operating Activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(73,781)	$(116,389)
Net cash used in investing activities	(633,713)	(75,194)
Net cash provided by financing activities	980,279	195,993
Effect of exchange rates on cash and cash equivalents	19,938	3,653
Net increase in cash and cash equivalents	$292,723	$8,063

Net cash used in operating activities was $73.8 million during the six months ended June 30, 2026 as compared to $116.4 million during the six months ended June 30, 2025, a decrease of 36.6%. Net cash used in operating activities consisted of our net loss of $37.1 million, adjusted for non-cash items of $33.9 million, and a net use of cash from changes in working capital of $70.6 million.

           The changes in working capital were primarily attributable to:

●

Accounts receivable, which increased by approximately $69.6 million during the six months ended June 30, 2026, as compared to an increase of approximately $94.7 million during the six months ended June 30, 2025, a decrease of 26.4%, primarily due to faster customer payments.

●

Inventory, which increased by approximately $94.1 million during the six months ended June 30, 2026, as compared to an increase of approximately $51.0 million during the six months ended June 30, 2025, an increase of 84.3%, primarily due to production ramp and build to support anticipated demand, as well as longer lead times for certain components.

●	Accounts payable increased by $142.2 million during the six months ended June 30, 2026, compared to an increase of approximately $28.0 million during the six months ended June 30, 2025, an increase of 407.8%. The increase in the current period was primarily due to higher inventory and equipment purchases.

 Management believes these changes are consistent with ongoing production ramp and customer demand dynamics, which may result in variability in operating cash flows from period to period.

Customer Concentration

As of June 30, 2026, Digicomm represented approximately 67.2% of total accounts receivable. This concentration is primarily attributable to customer purchasing patterns, shipment timing, and billing concentration. Management has extended longer than typical payment terms to Digicomm in order to ensure Digicomm has adequate inventory on hand to quickly provide products to customers when needed for their network builds. The Company has a multi-year history with Digicomm and over this period the Company’s collection experience has been good. Digicomm’s payment history has generally been relatively consistent over time. In addition, to the extent customers in the Company’s data center business continue to grow relative to Digicomm, Management expects Accounts Receivable concentration with Digicomm to decline.

The Company continues to monitor credit exposure and collection trends related to significant customers and does not believe this concentration will create a material credit‑risk.

For the six months ended June 30, 2026, revenues from Digicomm were approximately $147.0 million, representing approximately 42.8% of consolidated revenues. These revenues were primarily attributable to the CATV product category.

Investing Activities

Net cash used in investing activities was $633.7 million during the six months ended June 30, 2026 compared with $75.2 million in the six months ended June 30, 2025, an increase of 742.8%, primarily driven by capital expenditures of $335.1 million, which included $169.0 million capital expenditures in the US, $62.8 million in Taiwan, and $103.3 million in China. The increase in capital expenditures was primarily attributable to facility expansion and equipment purchases to support increased production capacity for the Company’s internet data center and broadband product lines, including investments related to Quantum Bandwidth products and the continued expansion of manufacturing operations for 400G, 800G, and 1.6T transceiver products. Management expects that 2026 CapEx will continue to be elevated above past year levels, driven by the need to expand production capacity to meet customer demand.

The increase in prepayments for equipment and others, primarily reflects advance payments for equipment and facility related capital expenditures associated with the Company's manufacturing expansion projects in the United States, Taiwan and China.  These advance payments are expected to be reclassified to property, plant and equipment as the related assets are received and placed into service.

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

Financing Activities

Net cash provided by financing activities was $980.3 million during the six months ended June 30, 2026 compared with $196.0 million in the six months ended June 30, 2025, an increase of 400.2%, primarily attributable to the net proceeds of $1.03 billion from the ATM Offering, the net proceeds from line of credit borrowings of $22.2 million, the net proceeds of $1.7 million from issuance of notes payable and long-term debt, partially offset by net proceeds from bank acceptance payable of $0.6 million, and tax payments related to share-based compensation of $71.2 million.

Loans and Commitments

As of June 30, 2026, we have lending arrangements with one U.S. bank, three financial institutions in Taiwan, and six financial institutions in China. As of June 30, 2026, we were in compliance with the covenants in the lending arrangements. As of June 30, 2026, we had $106.5 million of unused borrowing capacity.

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

Future Liquidity Needs

We had cash, cash equivalents and restricted cash of $508.8 million as of June 30, 2026, an increase of approximately $292.7 million compared to December 31, 2025. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of a new factory in Taiwan or U.S., changes in our manufacturing capacity and the continuing market acceptance of our products.

As of June 30, 2026, we had a total loan balance (excluding convertible notes) of $58.9 million from various lenders and had $106.5 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board may authorize issuance of additional common stock under an at-the-market offering in the future (see the discussion of "Liquidity and Capital Resources" in Item 2).

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

During the six months ended June 30, 2026, we experienced continued inflationary pressures in certain areas of our operations. However, these pressures did not have a material impact on our business, financial condition, or results of operations. While we have implemented pricing actions, supply chain diversification initiatives and operational efficiencies to mitigate the effects of inflation, there can be no assurance that these measures will fully offset future cost increases. Continued inflationary pressures, particularly related to labor, tariffs and raw materials, could adversely affect our cost structure, gross margins and operating results in future periods.

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

We are affected by changes in currency exchange and interest rates. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed an evaluation of these risks to our financial positions as of December 31, 2025, and updated that analysis as of June 30, 2026, to determine whether material changes in market risks pertaining to currency and interest rates have occurred as a result of the changes in international trade policies, including tariffs and export controls. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A, in our 2025 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

Information with respect to legal proceedings can be found in Note 18 to the Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this report.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2025 for a detailed discussion of the risk factors affecting our Company. As of June 30, 2026, there have been no material changes to those risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2026, a holder of the Company's 2.75% Convertible Senior Notes due 2030 (the "2030 Notes") converted $75 thousand in aggregate principal amount of 2030 Notes into 1,731 shares of the Company's Common Stock, based on the applicable conversion rate of 23.0884 shares per $1,000 principal amount of the 2030 Notes. The shares of Common Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. No proceeds were received by the Company in connection with the conversion.

Item 5. Other Information

(a) None

(b) None

(c) The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Chih-Hsiang (Thompson) Lin (1)	President/CEO	Adoption	May 27, 2026	December 31, 2027	80,000
Chih-Hsiang (Thompson) Lin (2)	President/CEO	Adoption	May 28, 2026	August 28, 2028	144,000
(1) Chih-Hsiang (Thompson) Lin, our President and Chief Executive Officer, entered into a Rule 10b5-1 Plan on May 27, 2026. Dr. Lin’s plan provides for the potential sale of up to 80,000 shares of the Company's common stock. The plan is set to expire on December 31, 2027, or upon the earlier completion of all authorized transactions under the plan.
(2) Chih-Hsiang (Thompson) Lin, our President and Chief Executive Officer, on behalf of Lin Family Investment Holdings, LLC (the sole member interest of which is held by Thompson Lin Family Trust), entered into a Rule 10b5-1 Plan on May 28, 2026. Lin Family Investment Holdings, LLC’s plan provides for the potential sale of up to 144,000 shares of the Company's common stock. The plan is set to expire on August 28, 2028, or upon the earlier completion of all authorized transactions under the plan.

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

10.1*

Purchase and Sale Agreement, dated April 7, 2026, by and between Applied Optoelectronics, Inc. and SRPF D/Kirby Industrial L.P. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2026).

10.2*

Lease Agreement (Building 1), dated May 8, 2026, by and between Applied Optoelectronics, Inc., and Hightower Phase I Owner, LLC. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2026).

10.2.1*

 Lease Agreement (Building 2), dated May 8, 2026, by and between Applied Optoelectronics, Inc., and Hightower Phase I Owner, LLC. (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2026).

10.2.2*

Lease Agreement (Building 3), dated May 8, 2026, by and between Applied Optoelectronics, Inc., and Hightower Phase I Owner, LLC. (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2026).

10.3*†	Applied Optoelectronics, Inc. 2026 Equity Incentive Plan (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2026).

10.3.1**†	Form of Restricted Stock Unit Award Agreement under 2026 Equity Incentive Plan.

10.3.2**†	Form of Performance Restricted Stock Unit Award Agreement under 2026 Equity Incentive Plan.

10.4*	Translation of the Financing Credit Line Agreement, dated June 11, 2026, between Global Technology, Inc. and Shanghai Pudong Development Bank Co., Ltd. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2026).

10.5*	Standard Form of Agreement Between Owner and Design-Builder (AIA Document A141–2024), executed as of June 25, 2026, by and between Applied Optoelectronics, Inc. and LCC3 Solution Inc. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2026).

10.5.1*	Exhibits to Design-Build Contract Between Owner and Design-Builder, executed as of June 25, 2026 (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2026).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

†         Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: August 6, 2026	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)