Form 10-Q
period 2026-09-30
APPLIED OPTOELECTRONICS, INC.
filed 2026-11-05
CIK 1158114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes ☐  No ☒

As of November 2, 2026, there were 90,770,732 shares of the registrant’s Common Stock outstanding.

Applied Optoelectronics, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$605,413	$206,140
Restricted cash	16,044	9,895
Accounts receivable, net	413,760	244,404
Inventories, net	377,991	183,105
Prepaid expenses and other current assets	131,557	32,183
Total current assets	1,544,765	675,727
Property, plant and equipment, net	1,043,993	376,050
Land use rights, net	4,940	4,825
Operating right of use assets	70,509	49,697
Intangible assets, net	3,692	3,623
Deferred income tax assets	2,020	7,616
Other assets, net	465,707	50,885
TOTAL ASSETS	$3,135,626	$1,168,423
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$494,279	$143,932
Bank acceptance payable	51,509	33,363
Accrued liabilities	49,794	42,491
Current lease liabilities - operating	5,182	3,522
Current portion of long-term debt	59,990	33,975
Total current liabilities	660,754	257,283
Non-current lease liabilities - operating	68,102	47,393
Non-current portion of long-term debt	36,586	—
Convertible senior notes	128,836	129,829
TOTAL LIABILITIES	894,278	434,505
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred Stock; 5,000 shares authorized at $0.001 par value; no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common Stock; 120,000 shares authorized at $0.001 par value; 89,885 and 74,998 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	90	75
Additional paid-in capital	2,757,548	1,224,538
Accumulated other comprehensive income (loss)	4,551	(617)
Accumulated deficit	(520,841)	(490,078)
TOTAL STOCKHOLDERS' EQUITY	2,241,348	733,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,135,626	$1,168,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue, net	$269,875	$118,630	$612,942	$321,441
Cost of goods sold	193,720	85,367	439,664	226,472
Gross profit	76,155	33,263	173,278	94,969
Operating expenses
Research and development	38,109	21,265	98,636	59,687
Sales and marketing	7,875	9,871	25,712	23,363
General and administrative	31,613	20,314	88,090	55,020
Total operating expenses	77,597	51,450	212,438	138,070
Loss from operations	(1,442)	(18,187)	(39,160)	(43,101)
Other income (expense)
Interest income	3,094	451	8,079	961
Interest expense	(1,221)	(902)	(3,011)	(2,653)
Other income	8,228	702	8,027	8,587
Total other income (expense), net	10,101	251	13,095	6,895
Net income (loss) before income taxes	8,659	(17,936)	(26,065)	(36,206)
Income tax expense	(2,359)	—	(4,697)	—
Net income (loss)	$6,300	$(17,936)	$(30,762)	$(36,206)
Net income (loss) per share
Basic	$0.07	$(0.28)	$(0.38)	$(0.64)
Diluted	$0.07	$(0.28)	$(0.38)	$(0.64)

Weighted average shares used to compute net income (loss) per share:
Basic	85,397	63,329	81,016	56,762
Diluted	87,835	63,329	81,016	56,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$6,300	$(17,936)	$(30,762)	$(36,206)
Gain (loss) on foreign currency translation adjustment	2,152	(25)	5,168	3,636
Comprehensive income (loss)	$8,452	$(17,961)	$(25,594)	$(32,570)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months ended September 30, 2026 and 2025

(Unaudited, in thousands, except for share amount)

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2026	84,386	$84	$2,192,682	$2,399	$(527,140)	$1,668,025
Issuance of restricted stock, net of shares withheld for employee tax	190	—	(4,862)	—	—	(4,862)
Share-based compensation	—	—	5,685	—	—	5,685
Public offering of common stock, net	5,309	6	562,435	—	—	562,440
Warrants contra revenue	—	—	1,608	—	—	1,608
Foreign currency translation adjustment	—	—	—	2,152	—	2,152
Net income	—	—	—	—	6,300	6,300
September 30, 2026	89,885	$90	$2,757,548	$4,551	$(520,841)	$2,241,348

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
June 30, 2025	61,890	$62	$893,927	$1,113	$(470,121)	$424,981
Issuance of restricted stock, net of shares withheld for employee tax	256	—	(1,380)	—	—	(1,380)
Share-based compensation	—	—	3,116	—	—	3,116
Public offering of common stock, net	5,680	6	146,785	—	—	146,791
Warrants contra revenue	—	—	38	—	—	38
Equity exchanged to shares	239	—	3,500	—	—	3,500
Foreign currency translation adjustment	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(17,936)	(17,936)
September 30, 2025	68,065	$68	$1,045,986	$1,088	$(488,057)	$559,085

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Accumulated	Stockholders'
	of shares	Amount	capital	gain (loss)	deficit	equity
December 31, 2025	74,998	$75	$1,224,538	$(617)	$(490,078)	$733,918
Issuance of restricted stock, net of shares withheld for employee tax	1,801	2	(76,025)	—	—	(76,023)
Share-based compensation	—	—	14,939	—	—	14,939
Public offering of common stock, net	13,084	13	1,590,633	—	—	1,590,647
Convertible note to share	2	—	80	—	—	80
Warrants contra revenue	—	—	3,383	—	—	3,383
Foreign currency translation adjustment	—	—	—	5,168	—	5,168
Net loss	—	—	—	—	(30,762)	(30,762)
September 30, 2026	89,885	$90	$2,757,548	$4,551	$(520,841)	$2,241,348

				Accumulated
	Common Stock		Additional	other
	Number		paid-in	comprehensive	Retained	Stockholders'
	of shares	Amount	capital	gain (loss)	earnings	equity
December 31, 2024	49,393	$49	$683,462	$(2,548)	$(451,851)	$229,112
Issuance of restricted stock, net of shares withheld for employee tax	1,381	1	(9,182)	—	—	(9,181)
Share-based compensation	—	—	8,842	—	—	8,842
Public offering of common stock, net	17,052	18	342,544	—	—	342,562
Warrants contra revenue	—	—	16,820	—	—	16,820
Equity exchanged to shares	239	—	3,500	—	—	3,500
Foreign currency translation adjustment	—	—	—	3,636	—	3,636
Net loss	—	—	—	—	(36,206)	(36,206)
September 30, 2025	68,065	$68	$1,045,986	$1,088	$(488,057)	$559,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Applied Optoelectronics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2026	2025
Operating activities:
Net loss	$(30,762)	$(36,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debt	49	5
Inventory reserve adjustment	(2,678)	5,383
Depreciation and amortization	34,450	19,491
Amortization of debt issuance costs and premium	(788)	(771)
Deferred tax asset	5,864	—
Loss on disposal of assets	711	31
Share-based compensation	14,939	8,842
Warrants contra revenue	4,060	91
Unrealized foreign exchange loss (gain)	(364)	485
Changes in operating assets and liabilities:
Accounts receivable, trade	(169,803)	(107,232)
Inventories, net	(186,621)	(84,612)
Other current assets	(102,960)	(11,342)
Operating right of use asset	(21,301)	(31,851)
Accounts payable	347,473	45,176
Accrued liabilities	7,216	15,667
Lease liability	23,862	31,992
Net cash used in operating activities	(76,653)	(144,851)
Investing activities:
Purchase of property, plant and equipment	(702,149)	(104,113)
Proceeds from disposal of equipment	3	—
Prepayment for equipment and others	(406,943)	(21,289)
Purchase of intangible assets	(444)	(270)
Net cash used in investing activities	(1,109,533)	(125,672)
Financing activities:
Proceeds from issuance of notes payable and long-term debt	40,380	—
Principal payment on long term debt	(326)	—
Proceeds from line of credit borrowings	66,569	51,325
Repayments of line of credit borrowings	(46,083)	(50,778)
Proceeds from bank acceptance payable	119,618	88,628
Repayments of bank acceptance payable	(103,136)	(74,226)
Repayment of convertible notes payable	(80)	(81)
Payments of tax withholding on behalf of employees related to share-based compensation	(76,024)	(9,181)
Changes in ADPI	80	0
Proceeds from common stock offering, net	1,590,647	342,561
Net cash provided by financing activities	1,591,645	348,248
Effect of exchange rate changes on cash	(37)	(6,141)
Net increase in cash, cash equivalents and restricted cash	405,422	71,584
Cash, cash equivalents and restricted cash at beginning of period	216,035	79,133
Cash, cash equivalents and restricted cash at end of period	$621,457	$150,717
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$4,582	$2,387
Income taxes	1	—
Non-cash investing and financing activities:
Net change in accounts payable related to property and equipment additions	$39,004	$5,432
Net change in deposits and prepaid for equipment related to property and equipment additions	(263)	(15,056)
Non-cash operating and financing activities:
Warrant issued and vested to customer	3,383	16,739

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and September 30, 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated.

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

Note 2.  Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2026, as compared to the significant accounting policies described in its 2025 Annual Report.

Recent Accounting Pronouncements Adopted

In November 2024, the Financial Accounting Standard Board ("FASB") issued Accounting Standard update ("ASU") 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments clarify the accounting for certain induced conversions of convertible debt instruments. The Company adopted this ASU effective January 1, 2026.  The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures because the Company did not enter into any transactions within the scope of the standard during the period.

 In July 2025, the FASB issued ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025. The Company has adopted this ASU and this ASU did not have a material impact on the Company's financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In  November 2024, the FASB issued ASU 2024-03 "Income Statement: Reporting Comprehensive Income/Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity's expenses. Upon adoption, the Company will be required to disclose in the notes a disaggregation of certain expense categories included within the expense captions of the income statement. The standard is effective for the Company's 2027 annual period, and its interim periods beginning in 2028. The Company is currently evaluating the impact the new standard will have on its annual financial statements and related disclosures.

In May 2025, the FASB issued ASU  2025-04 "Share-Based Consideration Payable to a Customer". The standard is effective for the Company's 2026 annual period, and its interim periods beginning in 2027. The Company is currently evaluating the impact of this ASU on its annual financial statements and related disclosures.

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

           In  December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), to establish the accounting for a government grant received by a business entity including guidance for (1) a grant related to an asset and (2) a grant related to income. For public business entities, the provisions of ASU 2025-10 are effective for fiscal years beginning after  December 15, 2028. Early adoption is permitted. The Company is currently evaluating the requirements under this new standard, which may have a material impact on the timing of recognition and presentation of grants received on the Company's results of operations or financial condition.

In  December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after  December 15, 2027. Adoption of this ASU can be applied as either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on its consolidated financial statements.

              In  December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after  December 15, 2026. The adoption method of this ASU  may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on its consolidated financial statements.

          There have been no other recent accounting pronouncements or changes in accounting pronouncements during the third quarter of 2026 that are of significance or potential significance to the Company.

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

Revenue is also classified by major product categories and is presented below (in thousands):

	Three months ended September 30,
		% of		% of
	2026	Revenue	2025	Revenue
Data Center	$155,609	57.7%	$43,935	37.0%
CATV	110,879	41.1%	70,602	59.5%
Telecom	2,727	1.0%	3,742	3.2%
Other	660	0.2%	351	0.3%
Total Revenue	$269,875	100.0%	$118,630	100.0%

	Nine months ended September 30,
		% of		% of
	2026	Revenue	2025	Revenue
Data Center	$344,675	56.2%	$120,775	37.5%
CATV	258,298	42.2%	191,123	59.5%
Telecom	8,698	1.4%	8,618	2.7%
Other	1,271	0.2%	925	0.3%
Total Revenue	$612,942	100.0%	$321,441	100.0%

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

For the nine months ended September 30, 2026, the Company recognized approximately $4.1 million related reduction to $161.7 million revenue associated with customer arrangements that included the issuance of warrants. As of December 31, 2025, the Company recorded other current asset of $1.0 million and other noncurrent asset of $15.0 million. As of September 30, 2026, the Company recorded other current assets of $3.3 million and other noncurrent assets of $12.6 million, representing the aggregate grant-date fair value of 1,324,233 warrant shares vested at issuance.

Note 4.  Leases

The Company leases space under non-cancellable operating leases for manufacturing facilities, office space (including research and development offices), warehouses, certain storage facilities and apartments. These leases do not contain contingent rent provisions. The Company also leases certain machinery, office equipment and a vehicle under operating leases. The Company determines if an arrangement is or contains a lease at contract inception. Many of its leases include both lease (e.g. fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g. common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Several of the leases include one or more options to renew which have been assessed and either included or excluded from the calculation of the lease liability of the right of use ("ROU") asset based on management’s intentions and individual fact patterns. Several warehouses and apartments have non-cancellable lease terms of less than one-year and therefore, the Company has elected the practical expedient to exclude these short-term leases from its ROU asset and lease liabilities.

On  October 7, 2024, Prime World entered into a Land and Building Lease Agreement with San Ho Enterprise Co., Ltd. ("San Ho Enterprise"), under which Prime World leases approximately 38,072 square feet, of two adjoining parcels of land, in New Taipei City. The lease also includes a building on these parcels, totaling approximately 36,662 square feet. The lease term is for fifteen years, commencing on  December 1, 2024, and ending on  November 30, 2039. A two-month renovation period from  October 1 to  November 30, 2024, preceded the lease term, during which no rent was charged by San Ho Enterprise. During the lease term, the monthly rent will increase by three percent (3%) every three years.

On September 1, 2025, Prime World entered into a Lease Agreement with International Games System Co., Ltd., under which Prime World leases a parcel of land with a total area of approximately 65,580 square feet, in New Taipei City. The lease includes a building on the parcel, totaling approximately 346,212 square feet, excluding approximately 54,086 square feet of the leased property which, at the same time, had previously been leased to an existing tenant. The lease term is for fifteen years, commencing November 1, 2025, and ending October 31, 2040. A two-month renovation period from September 1 to October 1, 2025, preceded the lease term, during which no rent was charged. During the lease term, the monthly rent will increase by three percent (3%) every five years. On October 28, 2025, Prime World entered into a lease to include 54,086 square feet of the property which was previously excluded in the lease entered into on September 1, 2025.

On September 19, 2025, the Company entered into a Lease Agreement with Coleman Logistics Assets LLC (“Coleman”), pursuant to which the Company leases approximately 209,665 square feet of space located at 1111 Gillingham Lane, Sugar Land, Texas 77478. The leased premises is used by the Company primarily for manufacturing and related operations. The lease has a term of 126 months, commencing on March 31, 2026, and expiring approximately 126 months thereafter, unless earlier terminated in accordance with the lease. Coleman agreed to provide a construction allowance toward the cost of leasehold improvements in an amount equal to the lesser of (i) the actual aggregate cost of such improvements or (ii) $1,886,985. Base rent under the lease is abated for the first seven months of the term and thereafter increases on a scheduled basis through the end of the term, reflecting an average annual escalation of approximately 3.5%. Beginning in the eighth month of the term, base rent will be $7.44 per rentable square foot on an annual basis (approximately $129,992 per month), escalating periodically to $10.49 per rentable square foot on an annual basis (approximately $183,367 per month) during the final six months of the term. The total undiscounted lease payments over the initial lease term are approximately $18.5 million. As of September 30, 2026, we recorded an $11.1 million ROU asset and $12.4 million in lease liability related to this agreement.

On February 23, 2026, the Company entered into a Lease Agreement (the "Prior Lease") with Blue Ridge Commerce Center West LLC ("Blue Ridge"), pursuant to which the Company leased approximately 153,928 square feet of space in Building #3, located at 16851 Blue Ridge Commerce Drive, Houston, Texas 77489. The leased premises were used for office, warehouse and light manufacturing and assembly purposes. The Prior Lease had a term of 130 months, commencing on February 10, 2026. Blue Ridge agreed to provide an improvement allowance in the amount of $3,078,560. Base rent was abated for the first five months of the term. For months 6 through 10, monthly base rent was $5.16 per rentable square foot on an annualized basis (approximately $66,189 per month). Beginning in month 11, base rent would have increased to $10.32 per rentable square foot on an annualized basis (approximately $132,378 per month) and escalated periodically throughout the remainder of the term, reflecting an average annual increase of approximately 3.5%. These scheduled increases would have culminated in base rent of $14.56 per rentable square foot on an annualized basis (approximately $186,732 per month) during the final 10 months of the term (months 121 through 130). The Company was required to pay (i) prepaid rent of $163,164 to be applied against the eleventh month’s rent and (ii) an initial security deposit of $2 million, which accrued interest and was subject to partial reductions during the lease term if specified payment-performance conditions are satisfied. The Prior Lease provided for scheduled reductions of the security deposit of $0.5 million after 40 months, $0.5 million after 70 months, and $0.34 million after 100 months, subject to the Company not being in default and other conditions set forth in the Lease. The total undiscounted lease payments over the initial lease term are approximately $19.5 million. On September 4, 2026, the Company exercised its purchase option under the Prior Lease and acquired the leased property, consisting of approximately 8.858 acres of land and the approximately 153,928 rentable-square-foot building, for an aggregate purchase price of approximately $26.8 million, paid in cash at closing. Prior to the purchase, the Company had recorded a $12.1 million ROU asset and $13.1 million in lease liability related to this agreement. Upon the acquisition, the lease was terminated and the related ROU asset and lease liability were derecognized.

On May 8, 2026, the Company entered into three separate Lease Agreements with Hightower Phase I Owner, LLC ("Hightower"), pursuant to which the Company will lease three industrial buildings, located at 6000 McHard Road, Houston, Texas 77053 ("Building 1"), 6100 McHard Road, Houston, Texas 77053 ("Building 2") and 17255 Chimney Rock Road, Houston, Texas 77053 ("Building 3"). The leased premises may be used for manufacturing, warehouse and office use. Each lease has a term of 123 full calendar months, plus any partial month from the commencement date to the end of the calendar month in which the commencement date occurs. The commencement date will be the earliest of: (i) the date on which the Company occupies any portion of the applicable premises and begins conducting business therein, (ii) the date on which Hightower’s work is substantially completed, or (iii) the date on which such work would have been substantially completed but for any tenant delay days. Under each lease agreement, the Company is entitled to an initial rent abatement period during the first three months. Commencing in the fourth month, base rent escalates periodically throughout the term. Building 1 consists of approximately 163,930 rentable square feet, together with approximately 3.34-acre adjacent unimproved tract. Monthly basic rent starts at $104,915.20 in month four, escalating periodically to $146,127.30 during months 112 through 123. Monthly basic rent for the adjacent unimproved tract starts at $6,680.00 in month four, escalating periodically to $9,303.99 during months 112 through 123. Building 2 consists of approximately 343,332 rentable square feet. Monthly basic rent starts at $205,999.20 in month four, escalating periodically to $286,918.45 during months 112 through 123. Building 3 consists of approximately 228,954 rentable square feet. Monthly basic rent starts at $146,530.56 in month four, escalating periodically to $204,089.73 during months 112 through 123. Each lease agreement includes a fair value purchase and sales agreement granting the Company an option to purchase Building 1, Building 2 and Building 3, together with the land on which such buildings are located. The purchase and sale agreements provide for an aggregate purchase price of $102,250,000 and require earnest money of $1,758,750. As of September 30, 2026, the Company had not recorded any ROU asset nor lease liability related to this agreement as the Company has not met the commencement criteria.

On August 31, 2026, the Company entered into two separate lease agreements with Hightower Phase II Owner, LLC ("Hightower II"), an affiliate of Hightower, for two industrial buildings to be constructed at 17331 Chimney Rock Road ("Building 4") and 17433 Chimney Rock Road ("Building 5"), Houston, Texas 77053, consisting of approximately 356,186 and 737,621 rentable square feet, respectively. The leased premises may be used for light manufacturing, warehouse and related uses. Substantial completion is anticipated approximately 16 months following the date of the leases. Each lease has an initial term of 120 months, plus any partial month, commencing on the earliest of (i) the date the Company occupies and begins conducting business in any portion of the applicable premises, (ii) substantial completion of the landlord's work, or (iii) the date substantial completion would have occurred but for tenant delay. Monthly basic rent starts at approximately $220,835 for Building 4 and $457,325 for Building 5 and increases annually to approximately $307,582 and $636,968, respectively, during the final lease year. The Company is also responsible for 100% of the operating costs, taxes and insurance allocated to each building. The leases require aggregate security deposits of $11.3 million, subject to scheduled reductions, and grant the Company an option to purchase Buildings 4 and 5 and the related land for an aggregate purchase price of approximately $146.6 million, subject to adjustment. Hightower II may terminate the leases if the Company does not timely exercise, or fails to close, its option to purchase Buildings 1, 2 and 3. As of September 30, 2026, the Company had not recorded any ROU asset nor lease liability related to these leases because the commencement criteria had not been met.

On September 10, 2026, Global entered into a Factory Premises Lease Agreement with Ningbo Yiduofu Industrial Co., Ltd., under which Global will lease a building of approximately 38,311.8 square meters (approximately 412,385 square feet) located in Haishu District, Ningbo, China. The lease term is ten years, commencing on September 16, 2026, and ending on September 15, 2036, and includes a three-month rent-free renovation period beginning upon delivery of the premises. Annual rent is RMB 6,896,124 (approximately $1.0 million), increasing by three percent (3%) every three years beginning in the third lease year. Global also has a right of first refusal to purchase the premises if the lessor elects to sell, and a right of first refusal to renew the lease. As of September 30, 2026, the Company recorded an $8.3 million ROU asset and $8.4 million in lease liability related to this agreement.

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

Lease expense was included in general and administrative expenses and totaled $2.6 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. Total lease expense was $7.3 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. The components of lease expense were as follows for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease expense	$2,266	$840	$6,666	$1,771
Short Term lease expense	299	257	641	614
Total lease expense	$2,565	$1,097	$7,307	$2,385

Maturities of lease liabilities are as follows for the future one-year fiscal year periods (in thousands):

Fiscal years:	Operating
2026 (remaining 3 months)	$2,149
2027	8,633
2028	8,629
2029	8,066
2030	7,553
2031 and thereafter	54,175
Total lease payments	89,205
Less imputed interest	(15,921)
Present value	$73,284

The weighted average remaining lease term and discount rate for the leases were as follows for the periods indicated:

	Nine months ended September 30,
	2026	2025
Weighted average remaining lease term (years) - operating leases	11.73	13.91
Weighted average discount rate - operating leases	4.06%	3.11%

Supplemental cash flow information related to the leases was as follows for the periods indicated (in thousands):

	Nine months ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,942	$2,652
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,763	$32,910

Note 5.  Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts in the statement of cash flows (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$605,413	$206,140
Restricted cash	16,044	9,895
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$621,457	$216,035

Restricted cash includes guarantee deposits for customs duties, a China government subsidy fund, and deposits as collateral in order to secure bank acceptance notes issued to vendors. As of September 30, 2026 and December 31, 2025, there was $11.4 million and $8.7 million of restricted cash required for bank acceptance notes issued to vendors, respectively. There were $2.1 million and $1.2 million guarantee deposits for customs duties as of September 30, 2026 and December 31, 2025, respectively.

Note 6.  Earnings (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from restricted stock units, including performance-based stock units, and senior convertible notes outstanding during the period. In periods with net losses, dilutive securities are excluded from diluted earnings per share because their inclusion would be antidilutive. On March 13, 2025, the Company issued 7,945,399 stock warrants to a subsidiary of Amazon, of which 1,324,233 warrants vested upon signing the warrant agreement. For the three and nine months ended September 30, 2026, such warrants are both in the money and are considered dilutive instruments. For the three months ended September 30, 2026, the vested Amazon warrants were determined to be dilutive and were included in diluted earnings per share. The Company's 2030 Convertible Senior Notes were evaluated under the if-converted method and were included in diluted earnings per share. Accordingly, diluted earnings per share reflects both the shares issuable upon conversion of the notes and the related adjustment to net income for interest expense and debt issuance cost amortization, net of applicable tax effects.

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$6,300	$(17,936)	$(30,762)	$(36,206)
Denominator
Weighted average shares - basic	85,397	63,329	81,016	56,762
Effect of dilutive securities:
Restricted stock units	1,393	—	—	—
Amazon warrant	1,045	—	—	—
Weighted average shares - diluted	87,835	63,329	81,016	56,762
Net income (loss) per share
Basic	$0.07	$(0.28)	$(0.38)	$(0.64)
Diluted	$0.07	$(0.28)	$(0.38)	$(0.64)

The following potentially dilutive securities were excluded from the diluted net loss per share as their effect would have been antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Restricted stock units	—	2,248	2,045	2,435
Shares for convertible senior notes	2,884	2,966	2,884	3,072
Amazon warrant	6,621	7,945	7,945	7,945
Total antidilutive shares	9,505	13,159	12,874	13,452

Note 7.  Inventories

Inventories, net consist of the following for the periods indicated (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$206,961	$85,740
Work in process and sub-assemblies	169,928	95,538
Finished goods	13,859	18,822
Allowance for inventory	(12,757)	(16,995)
Total inventories	$377,991	$183,105

For the three months ended September 30, 2026 and 2025, the inventory reserve adjustment expensed for inventory was $(3.8) million and $2.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the inventory reserve adjustment expensed for inventory was $(2.7) million and $5.4 million, respectively.

For the three months ended September 30, 2026 and 2025, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $2.9 million and $4.4 million, respectively. For the nine months ended September 30, 2026 and 2025, the direct inventory write-offs related to scrap, discontinued products and damaged inventories were $8.9 million and $6.3 million, respectively.

Note 8.  Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods indicated (in thousands):

	September 30, 2026	December 31, 2025
Land	$12,284	$1,101
Land improvements	806	806
Buildings and improvements	252,333	138,163
Machinery and equipment	776,011	404,145
Furniture and fixtures	10,360	6,974
Computer equipment and software	21,870	17,180
Transportation equipment	1,213	786
	1,074,877	569,155
Less accumulated depreciation	(265,622)	(232,913)
	809,255	336,242
Construction in progress	234,738	39,808
Total property, plant and equipment, net	$1,043,993	$376,050

Capital Equipment Prepayments

Other assets, net primarily consist of long-term prepayments made in connection with the Company's capital expansion projects. As of September 30, 2026, other assets, net was $465.7 million, compared to $50.9 million as of December 31, 2025. The increase was primarily attributable to advance payments for equipment and facility related capital expenditures associated with the Company's manufacturing expansion initiatives. These amounts are expected to be reclassified to property, plant and equipment as the related assets are received and placed into service.

For the three months ended September 30, 2026 and 2025, the depreciation expense of property, plant and equipment was $14.6 million and $7.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the depreciation expense of property, plant and equipment was $34.1 million and $19.2 million, respectively.

Note 9.  Intangible Assets, net

Intangible assets consisted of the following for the periods indicated (in thousands):

	September 30, 2026
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$10,686	$(7,134)	$3,552
Trademarks	252	(112)	140
Total intangible assets	$10,938	$(7,246)	$3,692

	December 31, 2025
	Gross	Accumulated	Intangible
	Amount	amortization	assets, net
Patents	$10,263	$(6,797)	$3,466
Trademarks	243	(86)	157
Total intangible assets	$10,506	$(6,883)	$3,623

For the three months ended  September 30, 2026 and 2025, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.1 million and $0.1 million, respectively.  For the nine months ended  September 30, 2026 and 2025, amortization expense for intangible assets, included in general and administrative expenses on the statement of operations, was $0.4 million and $0.3 million, respectively.  The remaining weighted average amortization period for intangible assets is approximately 7.3 years.

On September 30, 2026, future amortization expenses for intangible assets for future periods are estimated to be (in thousands):

2026 (remaining 3 months)	$127
2027	506
2028	506
2029	506
2030	506
2031 and thereafter	1,541
Total	$3,692

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

The Company's accounts receivable was $413.8 million as of  September 30, 2026. Of this amount, $234.5 million was due from Digicomm International Inc. For each of the three and nine months ended September 30, 2026 and 2025, our top ten customers represented 99% and 97% of our revenue, respectively. For the three months ended  September 30, 2026, our top three customers represented 41%, 28% and 23% of our revenue, respectively. For the three months ended September 30, 2025, our top three customers represented 66%, 24% and 3% of our revenue, respectively. For the nine months ended  September 30, 2026, our top three customers represented 42%, 26% and 17% of our revenue, respectively. For the nine months ended September 30, 2025, our top three customers represented 61%, 28% and 4% of our revenue, respectively.

The fair value of convertible senior notes is measured for disclosure purposes only. The fair value and carrying amount of our convertible senior notes as of  September 30, 2026 was $305.7 million and $128.8 million, respectively. As of December 31, 2025, the fair value and carrying amount of our convertible senior notes was $145.2 million and $129.8 million, respectively. The fair value is based on observable market prices for this debt, which is traded in less active markets and is therefore classified as a Level 2 fair value measurement. The significant increase in the fair value of the convertible senior notes relative to their carrying amount as of  September 30, 2026 is primarily attributable to a substantial increase in the market price of the Company's common stock during the quarter, which increased the value of the conversion feature embedded in the notes.

Note 11.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2026	December 31, 2025
Revolving line of credit and equipment term loan with a China bank up to $44.5 million with interest at 2.45% and 3%, maturing July 27, 2027 and June 12, 2032, respectively	$44,543	$20,203
Revolving line of credit with a China bank up to $14.8 million with interest at 2.45%, maturing March 26, 2027	14,848	13,772
Revolving line of credit and equipment term loan with a China bank up to $3.0 million with interest at 3%, maturing May 8, 2028	2,969	-
Revolving line of credit with a China bank up to $14.8 million with interest at 2.31%, maturing June 25, 2027	14,848	-
Revolving line of credit with a China bank up to $3.0 million with interest at 2.4%, maturing June 11, 2027	1,485	-
Revolving line of credit with a Taiwan bank up to $3.1 million with interest at 2.55%, maturing October 14, 2026	3,140	-
Revolving line of credit with a Taiwan bank up to $3.1 million with interest at 3.2%, maturing February 25, 2027	3,140	-
Revolving line of credit and equipment term loan with a Taiwan bank up to $8.8 million with interest at 3.4%, maturing July 15, 2029	5,651	-
A sale and purchase, and a finance lease agreement with a Taiwan financial institution up to $6.3 million with interest at 4.5%, maturing July 17, 2029	5,952	-
Total	$96,576	$33,975
Less current portion	(59,990)	(33,975)
Non-current portion	$36,586	$-

Bank Acceptance Notes Payable	September 30, 2026	December 31, 2025
Bank acceptance notes issued to vendors with 0.05% handling fees	$51,509	$33,363

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

On June 11, 2026, Global entered into a one-year revolving credit line agreement with SPD increasing the ¥250M SPD Credit Line to 500,000,000 RMB (the "¥500M SPD Credit Line"), or approximately $73.8 million at that time. Borrowing under the ¥500M SPD Credit Line will be used for general corporate and capital investment purposes. Global's obligation under the ¥500M SPD Credit Line will be secured by certain real property owned by Global. As of September 30, 2026, $44.5 million was outstanding under the ¥500M SPD Credit Line, and the outstanding balance of bank acceptance notes under this bank issued to vendors was $19.8 million. The unused credit as of September 30, 2026 was $15.8 million.

CCB Loan

On June 12, 2025, Global entered into a one-year credit facility with China Construction Bank Co., Ltd., in Ningbo, City, China ("CCB"), totaling 96,800,000 RMB (the "CCB Credit Facility"), or approximately $13.5 million at that time.

On June 26, 2025, Global entered into a five-year revolving credit line agreement with CCB, totaling 162,260,000 RMB (the "CCB Credit Line"), or approximately $22.7 million at that time. The amount available under the CCB Credit Line is inclusive of the CCB Credit Facility previously granted by CCB on June 12, 2025.  On December 19, 2025, the CCB Credit Line was increased to 250,000,000 RMB. Global's obligation under the CCB Credit Line is secured by certain real property owned by Global. As of September 30, 2026, there was $14.8 million outstanding under the CCB Credit Line. The outstanding balance of bank acceptances notes under this bank issued to vendors was $27.4 million as of September 30, 2026. The unused credit as of September 30, 2026 was $0.3 million.

NBCB Loan

On June 23, 2025, Global entered into a five-year credit facility with Bank of Ningbo, in Ningbo City, China, totaling 20,000,000 RMB (the "NBCB Credit Facility"), or approximately $2.8 million at that time. On December 19, 2025, the parties entered into an amendment to the NBCB Credit Facility, increasing the credit limit to 50,000,000 RMB, or approximately $7.1 million at that time (the "NBCB Credit Line"). As of September 30, 2026, there was $3.0 million outstanding under the NBCB Credit Line. The outstanding balance of bank acceptance notes issued to vendors under this bank was $4.2 million as of September 30, 2026. The unused credit as of September 30, 2026 was $0.2 million.

CZB Loan

On December 26, 2025, Global entered into an asset pooling cooperation agreement with China Zheshang Bank in Ningbo City, China totaling 40,000,000 RMB (the "CZB Credit Line"), or approximately $5.7 million at that time. As of September 30, 2026, there was $1.5 million outstanding under the CZB Credit Line. The unused credit as of September 30, 2026 was $1.5 million.

BOC Loan

On April 29, 2026, Global entered into a one-year credit facility with Bank of China in Ningbo City, China, totaling 100,000,000 RMB (the "BOC Credit Line"), or approximately $14.8 million at that time. As of September 30, 2026, there was $14.8 million outstanding under the BOC Credit Line.

BOKF Loan

On July 31, 2025, the Company entered into a Loan and Security Agreement with BOKF, NA dba BOK Financial, as agent for secured parties (the "BOKF Credit Facility"). The BOKF Credit Facility provides the Company with a three-year, $35 million revolving line of credit, with the ability to request additional lender commitments in an aggregate amount not to exceed $40 million (for a total aggregate amount of $75 million) pursuant to certain conditions. As of September 30, 2026, $0 was outstanding under the BOKF Credit Facility.

Taishin Loan

On November 27, 2025, Prime World entered into a credit facility with Taishin International Bank in Taiwan, consisting of a NT$100,000,000 line of credit (the "NT$100M Credit Line"), or approximately $3.1 million at that time, and a US$2,000,000 line of credit (the "US$2M Credit Line", collectively, with the NT$100M Credit Line, the "Taishin Credit Facility"). Prime World may utilize the Taishin Credit Facility from November 27, 2025 through October 31, 2026. Borrowings under the NT$100M Credit Line may be drawn as short-term loans, while the US$2M Credit Line is a derivatives-based facility and may be used by Prime World to enter into foreign exchange hedging transactions. As of September 30, 2026, $3.1 million was outstanding under the NT$100M Credit Line and the US$2M Credit Line was unutilized.

FCB Loan

           On January 2, 2026, Prime World entered into a credit facility with First Commercial Bank in Taiwan, consisting of a NT$100,000,000 line of credit (the "FCB Credit Facility"), or approximately $3.1 million at that time. As of September 30, 2026, there was $3.1 million outstanding under the FCB Credit Facility.

CTBC Loan

On June 11, 2026, Prime World entered into a credit facility with CTBC Bank Co., Ltd. in Taiwan, consisting of a NT$100,000,000 line of credit and a NT$180,000,000 equipment term loan (collectively, the "CTBC Credit Facility"), or approximately a total of $8.8 million at that time. As of  September 30, 2026 $5.7 million was outstanding under the CTBC Credit Facility. The unused credit as of  September 30, 2026 was $3.1 million.

Chailease Loan

On  July 14, 2026, Prime World entered into a sale and purchase agreement and a finance lease agreement credit facility with Chailease Finance Co., Ltd. in Taiwan, providing financing of NT$200,000,000 (collectively, the "Chailease Financing Arrangement"), or approximately $6.0 million at that time. As of  September 30, 2026, $6.0 million was outstanding under the Chailease Financing Arrangement.

Covenants

As of  September 30, 2026, we were in compliance with the covenants in the lending arrangements.

Unused Borrowing Capacity

As of  September 30, 2026 , the Company had $63.4  million of unused borrowing capacity under the SPD Credit Line, CCB Loan, NBCB Loan, CZB Loan, BOKF Loan, and CTBC Loan. This also includes $7.5 million of available borrowing capacity from BOCOM.  As of  December 31, 2025 , the Company had $60.7 million  of unused borrowing capacity under the SPD Credit Line, CCB Loan, NBCB Loan, CZB Loan, BOKF Loan and Taishin Loan.

As of  September 30, 2026 and December 31, 2025, there was $11.4  million and $8.7 million of restricted cash, investments or security deposits associated with the loan facilities, respectively.

Note 12.  Convertible Senior Notes

On  December 18, 2024, the Company entered into exchange agreements with certain holders of its 5.25% senior convertible notes due 2026 (the “2026 Notes”) to exchange approximately $76.7 million principal amount of the 2026 Notes for aggregate consideration consisting of (i) $125.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2030 (the "2030 Notes"), (ii) 1,487,874 shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") and (iii) approximately $0.1 million of cash in aggregate, representing accrued and unpaid interest on the 2026 Notes and the value of fractional shares of Common Stock (such transactions, collectively, the "Exchanges"). The Exchanges closed on  December 23, 2024, and we recorded a debt extinguishment loss of $112.0 million due to these Exchanges. There was $3.5 million principal amount for the 2026 Notes remaining. On July 30, 2025, the Company retired the final $3.5 million principal and accrued and unpaid interest on the 2026 Notes by exchanging such outstanding principal for 239,404 shares of the Company's common stock and by paying the accrued and outstanding interest in cash.

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

During the three months ended June 30, 2026, a holder of the 2030 Notes exercised its conversion right with respect to $75,000 in aggregate principal amount of 2030 Notes. The Company settled the conversion by delivering 1,731 shares of Common Stock and $84 in cash to the converting holder based on the applicable conversion rate of 23.0884 shares per $1,000 principal amount. Following this conversion, the aggregate principal amount of 2030 Notes outstanding was approximately $124.9 million as of September 30, 2026.

The following table presents the carrying value of the 2030 Notes for the periods indicated (in thousands):

	September 30,	December 31,
	2026	2025
2030 Notes
Principal	124,925	125,000
Premium upon issuance	6,827	8,376
Unamortized debt issuance costs	(2,916)	(3,547)
Net carrying amount	128,836	129,829
Total net carrying amount	$128,836	$129,829

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

The common stock sale price condition was satisfied during the three months ended September 30, 2026, as the last reported sale price of the Company's common stock exceeded 130% of the conversion price for at least 20 trading days, whether or not consecutive, during a 30 consecutive trading-day period, in accordance with the terms of the Indenture. As a result, holders of the 2030 Notes may convert all or a portion of their 2030 Notes at their option during the fiscal quarter ending December 31, 2026.

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

The following table sets forth interest expense information related to the 2026 Notes and 2030 Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$343	$364	$1,033	$1,157
Amortization of debt issuance costs	223	220	659	650
Total interest cost	$566	$584	$1,692	$1,807
Effective interest rate	1.0%	1.0%	1.0%	1.0%

Note 13.  Accrued Liabilities

Accrued liabilities consisted of the following for the periods indicated (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll	$33,170	$28,383
Accrued employee benefits	6,554	5,506
Accrued state and local taxes	2,251	965
Accrued interest	789	1,599
Accrued shipping and tariff expenses	195	516
Advanced payments	1,900	288
Accrued commission expenses	767	1,381
Accrued professional fees	474	581
Accrued product warranty	234	480
Accrued capital expenditure	309	1,583
Accrued other-Donation	412	95
Accrued other-Government fee	248	151
Accrued other-Service fee	1,498	442
Accrued other	993	521
Total accrued liabilities	$49,794	$42,491

Note 14.  Other Income and Expense

Other income and expense consisted of the following for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Loss on disposal of assets	$(468)	$(22)	$(711)	$(31)
Government subsidy income	8,160	3,219	9,154	4,717
Foreign exchange gain (loss)	695	(2,438)	(363)	3,915
Other non-operating gain	(159)	(57)	(53)	(14)
Total other income (expense), net	$8,228	$702	$8,027	$8,587

Government subsidy income primarily relates to grants received under government assistance programs, including grants received by the Company's China entity under local government incentive programs that support manufacturing operations, technology development, and capital investment, as well as the Texas Semiconductor Innovation Fund ("TSIF"). In April 2026, the Company and the State of Texas, Office of the Governor, Texas CHIPS Office entered into a grant agreement under the Texas Semiconductor Innovation Fund for the TSIF to reimburse the Company for qualifying expenditures not to exceed $20.9 million through December 31, 2027.  The TSIF grant is intended to support qualifying semiconductor manufacturing and capital investment activities in Texas and is subject to compliance with the terms and conditions of the grant agreement. Amounts associated with the TSIF grant are recognized in prepaid expenses and other current assets and Government subsidy income within other income (expense), net when the applicable grant requirements are satisfied and receipt became reasonably assured.  During the three and nine months ended September 30, 2026, the Company recognized government subsidy income of $8.2 million and $9.2 million, respectively, which included approximately $3.5 million related to the TSIF grant, recognized during the three months ended September 30, 2026.

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

Performance Based Incentive Plan

Starting in 2021, certain senior executives were granted performance stock units ("PSUs") under our equity plan, which generally vest over a three-year period subject to achievement of certain pre-established performance metrics. The number of shares of common stock that would ultimately be issued to settle PSUs granted ranged from 0% to 200% of the target number of shares granted. We estimate the fair value of the PSUs on the date of grant using a Monte Carlo simulation model, with stock-based compensation expense recognized ratably over the applicable three-year performance period. The Company recognized stock-based compensation expense for the PSUs for the three months ended  September 30, 2026 and 2025 of $2.8 million and $1.2 million, respectively. The Company recognized stock-based compensation expense for the PSUs for the nine months ended  September 30, 2026 and 2025 of $6.8 million and $3.3 million, respectively.

The following is a summary of PSU activity for the nine months ended September 30, 2026:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average	Intrinsic
	shares	of Release	Fair Value	Value
	(in thousands, except price data and Contractual Life)
Outstanding at January 1, 2026	1,189	—	$11.55	$41,442
Granted	974	—	28.72	137,709
Vested	(1,534)	$181.57	8.89	278,493
Cancelled/Forfeited	—	—	—	—
Outstanding, September 30, 2026	629	—	$44.62	$62,480
Vested and expected to vest	629	—	$44.62	$62,480

As of September 30, 2026, there was $18.4 million of unrecognized stock-based compensation expense related to outstanding PSUs, which expense is expected to be recognized over 2.2 years.

Restricted Stock Units

Restricted stock units are issued to employees through a vesting plan and distribution schedule after employee remains with the Company for a particular length of time. The following is a summary of RSU activity:

		Weighted
		Average Share	Weighted	Aggregate
	Number of	Price on Date	Average	Intrinsic
	shares	of Release	Fair Value	Value
	(in thousands, except price data)
Outstanding, January 1, 2026	1,462	—	$8.13	$50,964
Granted	422	—	49.23	20,784
Vested	(740)	$100.78	9.76	74,591
Cancelled/Forfeited	(57)	—	16.69	5,704
Outstanding, September 30, 2026	1,087	—	$22.54	$107,854
Vested and expected to vest	1,087	—	$22.54	$107,854

As of September 30, 2026, there was $22.4 million of unrecognized compensation expense related to these RSUs. This expense is expected to be recognized over 2.8 years.

Share-Based Compensation

Employee share-based compensation expenses recognized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Share-based compensation - by expense types
Cost of goods sold	$161	$87	$487	$264
Research and development	491	294	1,438	900
Sales and marketing	456	275	1,346	1,097
General and administrative	4,576	2,460	11,668	6,581
Total share-based compensation expense	$5,684	$3,116	$14,939	$8,842

Note 16.  Income Taxes

For the three months ended September 30, 2026, the Company recorded an income tax expense of $2.4 million, compared with no income tax expense or benefit for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the Company recorded an income tax expense of $4.7 million, compared with no income tax expense or benefit for the nine months ended September 30, 2025. The income tax expense for the current period was primarily attributable to income in China, as well as the impact of valuation allowances and discrete items.

For the three months ended  September 30, 2026 and 2025, the effective tax rates were 27.3% and 0.0%, respectively. For the nine months ended  September 30, 2026 and 2025, the effective tax rates were (18.0)% and 0.0%, respectively. The effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the impact of valuation allowances recorded against deferred tax assets ("DTA") in the United States and Taiwan, and the China R&D Super Deduction.

The Company assesses the realizability of its DTAs, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s US and Taiwan net deferred tax assets remains appropriate as of  September 30, 2026. However, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow it to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that it is able to actually achieve.

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

Recent Tax Legislation

The Company evaluated the provisions of the One Big Beautiful Bill Act ("OBBBA"), which was enacted on July 4, 2025. Consistent with its prior assessment, the provisions related to domestic research and development expenditures, bonus depreciation, business interest expense limitations, or clean energy tax credits did not have a material impact on the Company's income tax provision or effective tax rate.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$269,875	$118,630	$612,942	$321,441
Cost of goods sold	(193,720)	(85,367)	(439,664)	(226,472)
Adjusted research and development	(37,537)	(20,951)	(96,781)	(58,653)
Adjusted sales and marketing	(7,376)	(9,586)	(23,874)	(22,181)
Adjusted general and administrative	(25,344)	(16,518)	(68,532)	(43,742)
Other segment items	402	(4,144)	(14,853)	(6,599)
Net income (loss)	$6,300	$(17,936)	$(30,762)	$(36,206)

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

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of where the product is manufactured. Long-lived assets in the tables below comprise property, plant, equipment, land use rights, right of use assets and intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
United States	$1,523	$1,684	$3,740	$3,638
Taiwan	149,436	43,799	338,800	111,132
China	118,916	73,147	270,402	206,671
Total	$269,875	$118,630	$612,942	$321,441

	September 30,	December 31,
	2026	2025
Long-lived assets:
United States	$433,593	$123,677
Taiwan	305,496	146,673
China	384,045	162,322
Total	$1,123,134	$432,672

Note 18.  Commitments and Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, inquiries, investigations, audits and other regulatory proceedings. The Company records a loss provision when it believes it is both probable that a liability has been incurred and the amount can be reasonably estimated.

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

On February 20, 2026, the United States Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following this ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection ("CBP") to establish a process for the submission and review of refund claims related to affected IEEPA tariffs. On April 20, 2026, CBP launched an online portal through which companies may submit IEEPA tariff refund requests. On April 29, 2026, the Company submitted refund claims totaling $5.7 million. The Company received payments of approximately $0.2 million and $1.2 million on May 20 and May 27, 2026, respectively, and received the remaining balance of approximately $4.5 million on  July 6, 2026, for total receipts of approximately $5.9 million, consisting of the full $5.7 million of duties claimed plus applicable interest. The Company recognized the tariff refunds by reducing cost of goods sold, operating expenses, and certain asset balances, as applicable, to align the refund benefit with the financial statement line items in which the associated tariff costs were initially recognized. As of September 30, 2026, the Company’s duty recovery under CAPE 1 is fully complete, and no refund claims or amounts remain outstanding under Phase 1.

Purchase Obligations and Commitments

Kirby Property Acquisition. On April 7, 2026, the Company entered into a Purchase and Sale Agreement with SRPF D/Kirby Industrial, L.P. to acquire real property and improvements located at 14621 Kirby Drive and 11555 North Spectrum Boulevard, Pearland, Texas, consisting of approximately 388,133 square feet in the aggregate, for an aggregate purchase price of approximately $58.4 million. The acquisition closed on April 16, 2026. The Company intends to use the property for office, warehouse, manufacturing and assembly purposes.

Design-Build Agreement. On June 25, 2026, the Company entered into a design-build agreement with LCC3 Solution Inc. for the design and construction of approximately 195,591 square feet of ISO Class 6 cleanroom space, together with office, testing and inventory space, at its 11555 North Spectrum Boulevard facility. The total contract amount is approximately $94.1 million. Payments are based on progress, with 10% retainage withheld until final completion. The design-builder may earn up to approximately $15.8 million in schedule- and performance-based incentives, and the agreement provides for liquidated damages for delays, capped at $4.9 million. Substantial completion is targeted for January 10, 2027. As of September 30, 2026, the Company had paid approximately $66.9 million under the agreement, and the remaining commitment was approximately $27.1 million.

Hightower Purchase Options. The Company's leases with Hightower Phase I Owner, LLC for Buildings 1, 2 and 3 include an option to purchase the buildings and related land for an aggregate purchase price of $102.25 million. The Company's leases with Hightower Phase II Owner, LLC for Buildings 4 and 5 include an option to purchase those buildings and related land for an aggregate purchase price of approximately $146.6 million, subject to adjustment. The Phase II landlord may terminate the Phase II leases if the Company does not timely exercise, or fails to close, its option to purchase Buildings 1, 2 and 3. As of September 30, 2026, neither option had been exercised. See Note 4, "Leases."

Other Capital Commitments. As of September 30, 2026, the Company had other outstanding purchase commitments for equipment and facility construction of approximately $928.8 million, primarily related to its manufacturing capacity expansion.

Note 19.  Subsequent Events

Loan Agreement

On October 30, 2026, subsequent to the end of the reporting period, the Company entered into a $200 million credit agreement with a syndicate of lenders, with East West Bank acting as administrative agent (the "EWB Loan"), and terminated the BOKF Credit Facility. The EWB Loan provides for $30 million in revolving commitments and $170 million in initial term loan commitments, matures on October 30, 2030, subject to certain earlier maturity provisions, and permits the Company to request up to $50 million in incremental term loan commitments, subject to specified conditions.

ATM Completion

On October 1, 2026, the Company completed its third ATM Offering, selling approximately 5.7 million shares at a weighted average price of $105.36 per share, providing proceeds of approximately $588 million, net of expenses and underwriting discounts and commissions.

Supply Agreement

On November 2, 2026, the Company entered into a five-year supply framework agreement and an annual purchase contract with a supplier for the purchase of a key raw material used in certain of its products. The annual contract provides for purchases of up to approximately $194.4 million and requires the Company to make aggregate prepayments of up to $40.0 million, including $20.0 million payable during 2026. No prepayments had been made as of the filing date.

The supplier’s ability to export and deliver the material is subject to obtaining and maintaining required regulatory approvals in China, and actual purchase quantities are subject to the quantities approved for export. If the required approvals are not obtained or maintained, the Company may cancel the annual contract and affected purchase orders and require the refund of applicable prepayments and other amounts paid. Because the agreements were entered into after September 30, 2026, no amounts relating to the agreements have been reflected in the Company’s condensed consolidated financial statements as of that date.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2025 included in our Annual Report. References to "Applied Optoelectronics," “we," "our" and "us" are to Applied Optoelectronics, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Part II —Item 1A. Risk Factors", those discussed in other documents we file with the SEC, including our Report on Form 10-K for the year ended December 31, 2025 and subsequent Quarterly Reports on Form 10-Q, and geopolitical tensions and conflicts, including with respect to international trade policies in areas such as tariffs and export controls. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Overview

We are a leading, vertically integrated provider of fiber-optic networking products. We target four networking end-markets: internet and artificial intelligence (“AI”) data centers, CATV, telecom, and FTTH. We design and manufacture a range of optical communications products at varying levels of integration, from components, subassemblies and modules to complete turn-key equipment. In designing products for our customers, we typically begin with the fundamental building blocks of lasers and laser components. From these foundational products, we design and manufacture a wide range of products to meet our customers’ needs and specifications, and such products differ from each other by their end market, intended use and level of integration. We are primarily focused on the higher-performance segments within the internet data center, CATV, telecom and FTTH markets which increasingly demand faster connectivity and innovation.

Our vertically integrated manufacturing model provides us several advantages, including rapid product development, fast response times to customer requests and control over product quality and manufacturing costs.

The four end markets we target are all driven by significant bandwidth demand fueled by the growth of AI, cloud computing, network-connected devices, video traffic, and online social networking. Within the data center market, AI workloads are fueling the retooling of existing data centers and the construction of purpose-built data centers for AI, in both cases significantly increasing demand for higher speed optical networking technology. Existing internet data centers are also being upgraded with higher speed optical networking equipment to support ever-increasing data traffic. Within the CATV market, we benefit from a number of ongoing trends including the move to higher bandwidth networks among CATV service providers, especially the desire by CATV multiple system operators ("MSOs") to increase the return-path bandwidth available to offer to their customers. In the FTTH market, we benefit from continuing Passive Optical Networks ("PON") deployments and system updates among telecom service providers. In the telecom market, we benefit from deployment of new high-speed fiber-optic networks by telecom network operators, including 5G networks.

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

We have three manufacturing sites: Sugar Land, Texas, Ningbo, China and Taipei, Taiwan. Our research and development functions are generally partnered with our manufacturing locations, and we have an additional research and development facility in Duluth, Georgia. In our Sugar Land facility, we manufacture laser chips (utilizing our MBE and MOCVD processes), transceivers for the internet data center market, subassemblies and components. The subassemblies are used in the manufacture of components by our other manufacturing facilities or sold to third parties as modules. We manufacture our laser chips only within our Sugar Land facility, where our laser design team is located. In our Taiwan location, we manufacture optical components, such as our butterfly lasers, which incorporate laser chips, subassemblies and components manufactured within our Sugar Land facility. Additionally, in our Taiwan location, we manufacture transceivers for the internet data center, telecom, FTTH and other markets. We also manufacture CATV outdoor equipment including amplifiers. In our China facility, we do certain assembly operations on various products, including some optical subassemblies and transceivers for the CATV transmitters (at the headend), some CATV outdoor equipment and transceivers for our internet data center market. The extent of the assembly operations in our China facility do not always establish the country of origin for these products as China for U.S. tariff purposes. Each manufacturing facility conducts testing on the components, modules or subsystems it manufactures, and each facility is certified to ISO 9001:2015. Our facilities in Ningbo, China, Taipei, Taiwan, and Sugar Land, Texas are all certified to ISO 14001:2015. We are expanding our manufacturing space in and around these existing facilities and are currently in the process of building out suitable facilities for this expansion. We expect the first of these new facilities to begin operation later in 2026.

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

Trends and Other Matters Affecting Our Business

Demand for our data center products remained strong during the nine months ended September 30, 2026, driven by continued investments by hyperscale customers in artificial intelligence, cloud computing and high-speed networking infrastructure.  We experienced significant growth in sales of data center products during the period, reflecting increased customer deployments and demand for higher speed optical connectivity solutions.

Subsequent to September 30, 2026, we signed a 3-year long term agreement (LTA) with a major hyperscale data center customer. Under this long term agreement, this customer is obligated, with certain conditions, to purchase 10% of certain 1.6 Tb data center transceiver products from us during the three-year period beginning June, 2026 and ending May, 2029. We are obligated to supply these products, including building any additional manufacturing capacity needed to fulfill this demand. We have also agreed to certain maximum pricing levels over the term of this agreement. Actual purchase volumes and revenue under the LTA will depend on the customer’s demand for the covered products, the satisfaction of the applicable conditions and our ability to meet our supply obligations.

LTAs of this type are not typical for our industry and AOI has not been a party to an agreement of this type before. We believe that this customer's desire to engage in an LTA of this type is a consequence of their belief that the demand for these components will remain strong for the next several years.

Although market demand remains favorable, the global economic environment continues to be subject to uncertainty resulting from evolving trade policies, tariffs, export controls, geopolitical developments and other macroeconomic factors.  These conditions may impact the availability and cost of materials and components, customer purchasing decisions, deployment schedules and capital spending plans.  In addition, changes in global trade policies and regulations could also affect our manufacturing operations, supply chain and customer demand.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
Revenue, net	$269,875	100.0%	$118,630	100.0%	$612,942	100.0%	$321,441	100.0%
Cost of goods sold	193,720	71.8%	85,367	72.0%	439,664	71.7%	226,472	70.5%
Gross profit	76,155	28.2%	33,263	28.0%	173,278	28.3%	94,969	29.5%
Operating expenses
Research and development	38,109	14.1%	21,265	17.9%	98,636	16.1%	59,687	18.6%
Sales and marketing	7,875	2.9%	9,871	8.3%	25,712	4.2%	23,363	7.3%
General and administrative	31,613	11.7%	20,314	17.1%	88,090	14.4%	55,020	17.1%
Total operating expenses	77,597	28.7%	51,450	43.3%	212,438	34.7%	138,070	43.0%
Loss from operations	(1,442)	(0.5)%	(18,187)	(15.3)%	(39,160)	(6.4)%	(43,101)	(13.5)%
Other income (expense)
Interest income	3,094	1.2%	451	0.4%	8,079	1.3%	961	0.3%
Interest expense	(1,221)	(0.5)%	(902)	(0.8)%	(3,011)	(0.5)%	(2,653)	(0.8)%
Other income, net	8,228	3.0%	702	0.6%	8,027	1.3%	8,587	2.7%
Total other income (expense), net	10,101	3.7%	251	0.2%	13,095	2.1%	6,895	2.2%
Net income (loss) before income taxes	8,659	3.2%	(17,936)	(15.1)%	(26,065)	(4.3)%	(36,206)	(11.3)%
Income tax expense	(2,359)	(0.9)%	—	—%	(4,697)	(0.7)%	—	—%
Net income (loss)	$6,300	2.3%	$(17,936)	(15.1)%	$(30,762)	(5.0)%	$(36,206)	(11.3)%

Comparison of Financial Results

Revenue

We generate revenue through the sale of our products to equipment providers and network operators for the internet data center, CATV, telecom, FTTH and other markets. We derive a significant portion of our revenue from our top ten customers, and we anticipate that we will continue to do so for the foreseeable future. The following charts provide the revenue contribution from each of the markets we served for the three months and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three months ended September 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Data Center	$155,609	57.7%	$43,935	37.0%	$111,674	254.2%
CATV	110,879	41.1%	70,602	59.5%	40,277	57.0%
Telecom	2,727	1.0%	3,742	3.2%	(1,015)	(27.1)%
FTTH and Other	660	0.2%	351	0.3%	309	88.0%
Total Revenue	$269,875	100.0%	$118,630	100.0%	$151,245	127.5%

	Nine months ended September 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Data Center	$344,675	56.2%	$120,775	37.5%	$223,900	185.4%
CATV	258,298	42.2%	191,123	59.5%	67,175	35.1%
Telecom	8,698	1.4%	8,618	2.7%	80	0.9%
FTTH and Other	1,271	0.2%	925	0.3%	346	37.4%
Total Revenue	$612,942	100.0%	$321,441	100.0%	$291,501	90.7%

Revenues for the three months ended September 30, 2026 increased by $151.2 million, or 127.5%, compared to the three months ended September 30, 2025. The increase was primarily driven by:

●	$111.7 million increase in data center product revenues, reflecting continued strong customer demand from hyperscale customers and increased demand for our high-speed connectivity products; and
●	$40.3 million increase in CATV product revenues, primarily driven by higher sales volumes resulting from market share gains and continued deployment of our CATV products by our MSO customers.

Revenues for the nine months ended September 30, 2026 increased by $291.5 million, or 90.7%, compared to the nine months ended September 30, 2025. The increase was primarily driven by:

●	$223.9 million increase in data center product revenues reflecting continued strong demand and increased deployments of our high-speed connectivity products; and
●	$67.2 million increase in CATV product revenues primarily driven by higher sales volumes resulting from market share gains and continued deployment of our CATV products by our MSO customers.

Future revenue trends are expected to depend on customer demand, customer deployment schedules, capital spending levels, competitive pricing, supply chain conditions and broader macroeconomic conditions.

For each of the three and nine months ended September 30, 2026 and 2025, our top ten customers represented 99% and 97% of our revenue, respectively. We believe that diversifying our customer base is critical for our future success, since reliance on a small number of key customers makes our ability to forecast future results dependent upon the accuracy of the forecasts we receive from those key customers. We continue to prioritize new customer acquisition and growth of diverse revenue streams.

Cost of goods sold and gross margin

	Three months ended September 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$193,720	71.8%	$85,367	72.0%	$108,353	126.9%
Gross profit	76,155	28.2%	33,263	28.0%	42,892	128.9%

	Nine months ended September 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$439,664	71.7%	$226,472	70.5%	$213,192	94.1%
Gross profit	173,278	28.3%	94,969	29.5%	78,309	82.5%

Cost of goods sold increased by $108.4 million, or 126.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily attributable to:

●	$85.3 million increase in direct material costs, primarily driven by higher raw material consumption related to certain data center products;
●	$13.0 million increase in direct labor costs, primarily due to increased production activity;
●	an increase in other manufacturing and production related costs of approximately $17.0 million, associated with higher production levels; and
●	offset by $6.9 million decrease in inventory write-off and reserve adjustments.

Cost of goods sold increased by $213.2 million, or 94.1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily attributable to:

●	$155.5 million increase in direct material, primarily due to higher production volumes;
●	$27.1 million increase in direct labor costs, primarily due to increased production ramp activity;
●	an increase in other manufacturing and production related costs of approximately $37.3 million, associated with changes in inventory demand forecasts; and
●	offset by $6.7 million decrease in inventory write-off and reserve adjustments.

Gross margin increased to 28.2% for the three months ended September 30, 2026, compared to 28.0% for the three months ended September 30, 2025. The increase in gross margin was primarily attributable to:

●	more high-margin products sold; and
●	a lower inventory write-off of 2.7%.

Gross profit increased by $42.9 million, or 128.9% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in gross profit was primarily attributable to:

●	higher revenues, which contributed approximately $42.4 million to the increase in gross profit, and
●	a decrease in inventory write-off and reserve adjustments.

Gross margin decreased to 28.3% for the nine  months ended   September 30, 2026, compared to 29.5% for the nine months ended September 30, 2025. Despite the decrease in gross margin percentage, gross profit increased by $78.3 million, or 82.5%, driven by higher revenues. The decrease in gross margin was primarily attributable to:
●	Unfavorable product mix along with increased inventory-related costs, partially offset by improved absorption of manufacturing costs associated with higher production volumes.

Gross profit increased by $78.3 million, or 82.5% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in gross profit was primarily attributable to:

●	higher revenues, which contributed approximately $86.1 million to the increase in gross profit; partially offset by
●	increased costs associated with certain data center products, which negatively impacted gross profit by approximately $7.8 million; and
●	a decrease in inventory write-off and reserve adjustments.

Management expects gross margin to increase in future periods as a result of product mix, cost optimization initiatives, and production efficiencies.

Operating Expenses

	Three months ended September 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$38,109	14.1%	$21,265	17.9%	$16,844	79.2%
Sales and marketing	7,875	2.9%	9,871	8.3%	(1,996)	(20.2)%
General and administrative	31,613	11.7%	20,314	17.1%	11,299	55.6%
Total operating expenses	$77,597	28.7%	$51,450	43.3%	$26,147	50.8%

	Nine months ended September 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Research and development	$98,636	16.1%	$59,687	18.6%	$38,949	65.3%
Sales and marketing	25,712	4.2%	23,363	7.3%	$2,349	10.1%
General and administrative	88,090	14.4%	55,020	17.1%	$33,070	60.1%
Total operating expenses	$212,438	34.7%	$138,070	43.0%	$74,368	53.9%

Research and Development Expense

Research and development expense increased by $16.8 million, or 79.2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to:

●	higher personnel-related expenses supporting product development activities; and
●	increased engineering and development costs associated with data center products and other new product development initiatives to support anticipated demand from certain customers.

Research and development expense increased by $38.9 million, or 65.3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to:

●	increased personnel-related expenses and increased R&D related project costs associated with new product development activities; and
●	increased investment in data center products and other new product development initiatives to support anticipated demand from certain customers.

Sales and Marketing Expense

Sales and marketing expense decreased by $2.0 million, or 20.2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to:

●	lower shipping and logistics expenses of $1.8 million and reduced trade show spending of $1.2 million;
●	partially offset by higher facility-related costs of approximately $1.0 million.

Sales and marketing expense increased by $2.3 million, or 10.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to:

●	higher shipping and logistics expenses of approximately $3.8 million associated with increased sales volumes and commercial activities, as well as increased facility-related costs of $1.3 million;
●	partially offset by lower trade show spending of approximately $1.5 million and lower personnel-related costs.

          Management continues to monitor tariff developments and their potential impact on its cost structure and pricing strategy. Based on current conditions, management expects shipping costs and tariff-related impacts to continue through the remainder of 2026, although at a reduced level compared to 2025. Following the termination of tariffs imposed under IEEPA, the Administration implemented replacement measures under other provisions of federal law, including new tariffs under Section 301 of the Trade Act of 1974 that became effective July 24, 2026, subject to applicable exemptions. The trade environment remains uncertain, and additional tariff measures or changes to existing tariffs could affect our costs and pricing strategy. Accordingly, management cannot currently predict whether the reduction in tariff-related impacts will continue or the extent to which future tariff developments may affect our results of operations.

General and Administrative Expense

General and administrative expense increased by $11.3 million, or 55.6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. General and administrative expense increased by $33.1 million, or 60.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to increased personnel-related costs, including increased share-based compensation expense, as well as expanded corporate infrastructure to support the Company's growth.

Other Income (Expense), Net

	Three months ended September 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$3,094	1.2%	$451	0.4%	$2,643	586.0%
Interest expense	(1,221)	(0.5)%	(902)	(0.8)%	(319)	35.4%
Other income, net	8,228	3.0%	702	0.6%	7,526	1072.1%
Total other income (expense), net	$10,101	3.7%	$251	0.2%	$9,850	3,924.3%

	Nine months ended September 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Interest income	$8,079	1.3%	$961	0.3%	$7,118	740.7%
Interest expense	(3,011)	(0.5)%	(2,653)	(0.8)%	(358)	13.5%
Other income, net	8,027	1.3%	8,587	2.7%	(560)	(6.5)%
Total other income (expense), net	$13,095	2.1%	$6,895	2.2%	$6,200	89.9%

Interest income increased by $2.6 million, or 586.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Interest income increased by $7.1 million, or 740.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increases were primarily attributable to higher average cash and investment balances, as well as higher interest income earned on those balances during the period.

Interest expense increased by $0.3 million, or 35.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Interest expense increased by $0.4 million, or 13.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increases were primarily attributable to higher average outstanding debt balances and related financing costs during the period.

Other income (expenses) increased by $7.5 million, or 1,072.1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to the government subsidy income recognized during the period, as well as the positive foreign exchange impact. Government subsidy income primarily relates to grants received by the Company's China entity under local government incentive programs.  Included in government subsidy income for the three months ended September 30, 2026 was approximately $3.5 million of income recognized under the Texas Semiconductor Innovation Fund. The grants were recognized in earnings upon satisfaction of the applicable grant conditions and when receipt became reasonably assured. Other income (expenses) decreased by $0.6 million, or 6.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was mainly due to the negative foreign exchange impact.

Benefit (Provision) for Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2026 and 2025 were 27.3% and 0%, respectively. For the nine months ended September 30, 2026 and 2025, the effective tax rates were (18.0)% and 0.0%, respectively. The effective tax rate varied from the federal statutory rate of 21% primarily due to the change of the valuation allowance on federal, state, and Taiwan deferred tax assets ("DTA"), and the R&D super deduction in China.

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act ("CHIPS Act") was enacted. Among its provisions, the bill provides various federal grants, tax credits, and incentives for investment in the United States. To the extent that we make investments in expanding manufacturing in our semiconductor fabrication facility in Texas, we believe that the CHIPS Act would provide a refundable tax credit for certain equipment and facilities upgrades. We made significant investments in the three months ended September 30, 2026 which we believe should qualify for these credits, but we intend to continue to evaluate these and future investments for applicability to the tax credit provisions of the CHIPS Act.

Comprehensive Income (loss)

	Three months ended September 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net income (loss)	$6,300	2.3%	$(17,936)	(15.1)%	$24,236	(135.1)%
Gain (loss) on foreign currency translation adjustment	2,152	0.8%	(25)	(0.0)%	2,177	(8,708.0)%
Comprehensive income (loss)	$8,452	3.1%	$(17,961)	(15.1)%	$26,413	(147.1)%

	Nine months ended September 30,
	2026		2025		Change
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
	(in thousands, except percentages)
Net income (loss)	$(30,762)	(5.0)%	$(36,206)	(11.3)%	$5,444	(15.0)%
Gain on foreign currency translation adjustment	5,168	0.8%	3,636	1.1%	1,532	42.1%
Comprehensive income (loss)	$(25,594)	(4.2)%	$(32,570)	(10.2)%	$6,976	(21.4)%

Comprehensive income increased by $26.4 million, or 147.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Comprehensive loss decreased by $7.0 million, or 21.4%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

The functional currency for the Company’s operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidated financial statements by translating the assets and liabilities into the U.S. dollar at the exchange rates applicable at the end of the reporting period. Translation gains or losses are accumulated in other comprehensive income (loss) in the consolidated statements of shareholders’ equity and are also included in comprehensive income (loss).

Liquidity and Capital Resources

As of September 30, 2026, we had $63.4 million of unused borrowing capacity from all of our loan agreements. As of September 30, 2026, our cash, cash equivalents and restricted cash totaled $621.5 million. Cash and cash equivalents are held for working capital purposes and are invested primarily in money market or time deposit funds. We do not enter into investments for trading or speculative purposes.

Subsequent to September 30, 2026, the Company further strengthened its liquidity position by entering into a new $200 million credit agreement consisting of $30 million in revolving credit commitments and $170 million in initial term loan commitments, with the ability to request up to an additional $50 million of incremental term loan commitments, subject to specified conditions.

ATM Offerings

On December 18, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (Registration File No. 333-283905) (the "Automatic Shelf Registration Statement") with the U.S. Securities and Exchange Commission, which became effective immediately upon filing.

On February 26, 2026, the Company entered into an Equity Distribution Agreement (the "First EDA") with Raymond James & Associates and Needham & Company, LLC (collectively, the "Sales Agents" and each, a "Sales Agent") pursuant to which the Company could issue and sell shares of the Company’s common stock, par value $0.001 per share having an aggregate offering price of up to $250 million (the "First ATM Offering"), from time to time through the Sales Agents. On March 12, 2026, the Company entered into Amendment No. 1 to the First EDA with the Sales Agents, to increase the aggregate offering price from $250 million to $500 million. On April 2, 2026, the Company completed the First ATM Offering, selling approximately 4.8 million shares at a weighted average price of $103.51 per share, providing proceeds of approximately $490 million, net of expenses and underwriting discounts and commissions.

On May 14, 2026, the Company entered into an Equity Distribution Agreement (the "Second EDA") with the Sales Agents pursuant to which the Company could issue and sell shares of the Company's common stock, par value $0.001 per share having an aggregate offering price of up to $600 million (the "Second ATM Offering"), from time to time through the Sales Agents. On August 17, 2026, the Company completed the Second ATM Offering, selling approximately 3.3 million shares at a weighted average price of $183.06 per share, providing proceeds of approximately $588 million, net of expenses and underwriting discounts and commissions.

On August 21, 2026, the Company entered into an Equity Distribution Agreement (the "Third EDA") with the Sales Agents pursuant to which the Company could issue and sell shares of the Company's common stock, par value $0.001 per share (the "Shares") having an aggregate offering price of up to $600 million (the "Third ATM Offering"), from time to time through the Sales Agents.

Upon delivery of a placement notice and subject to the terms and conditions of the Third EDA, sales of the Shares were made through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made through the facilities of the Nasdaq Global Market, the principal trading market for the Company’s common stock, on any other existing trading market for the Company’s common stock, to or through a market maker or as otherwise agreed by the Company and the Sales Agents. In the placement notice, the Company would designate the maximum number of Shares to be sold through the Sales Agents, the time period during which sales were requested to be made, the minimum price for the Shares to be sold, and any limitation on the number of Shares that could be sold in any one day. Subject to the terms and conditions of the Third EDA, the Sales Agents would use their commercially reasonable efforts to sell Shares on the Company’s behalf up to the designated amount specified in the placement notice.

The Third EDA provided that each of the Sales Agents would be entitled to compensation of up to 2% of the gross sales price of the Shares sold through such Sales Agent from time to time. The Company also agreed to reimburse the Sales Agents for certain specified expenses in connection with the registration of Shares under state blue sky laws and any filing with, and clearance of the offering by, the Financial Industry Regulatory Authority Inc., not to exceed $10,000 in the aggregate, and any associated application fees incurred. The Company agreed to indemnify the Sales Agents against certain liabilities, including liabilities under the Securities Act, or to contribute to payments that the Sales Agents could be required to make because of any of those liabilities.

On October 1, 2026, the Company completed the Third ATM Offering, selling approximately 5.7 million shares at a weighted average price of $105.36 per share, providing proceeds of approximately $588 million, net of expenses and underwriting discounts and commissions.

The details of the shares of common stock sold through the First ATM Offering, the Second ATM Offering and the Third ATM Offering as of the end of September 30, 2026 are as follows (in thousands, except shares and weighted average per share price):

Distribution Agent	Month	Number of Shares Sold	Weighted Average Per Share Price	Gross Proceeds	Compensation to Distribution Agent	Net Proceeds
Raymond James & Associates, Inc. and Needham & Company, LLC	March 2026	3,753,300	$104.03	$390,437	$7,809	$382,628
Raymond James & Associates, Inc. and Needham & Company, LLC	April 2026	1,077,126	101.72	109,563	2,191	107,372
Raymond James & Associates, Inc. and Needham & Company, LLC	May 2026	1,943,789	181.24	352,295	7,046	345,249
Raymond James & Associates, Inc. and Needham & Company, LLC	June 2026	1,001,308	197.26	197,519	3,950	193,568
Raymond James & Associates, Inc. and Needham & Company, LLC	August 2026	332,428	150.97	50,186	1,004	49,183
Raymond James & Associates, Inc. and Needham & Company, LLC	September 2026	4,976,521	105.31	524,092	10,482	513,610
Total		13,084,472		$1,624,092	$32,482	$1,591,610

Note Offerings

On December 23, 2024, the Company issued approximately $125.0 million aggregate principal amount of 2.75% convertible senior notes due 2030 (the "2030 Notes"), and on the same day consummated various separate, privately negotiated exchange agreements with certain holders of its 2026 Notes to exchange approximately $76.7 million principal amount of the 2026 Notes for aggregate consideration consisting of (i) $125.0 million aggregate principal amount of the 2030 Notes, (ii) 1,487,874 shares of the Company's common stock, par value $0.001 per share and (iii) approximately $0.9 million of cash in aggregate. Also, refer to Note 12 "Convertible Senior Notes" to the consolidated financial statements for further discussion of the 2030 Notes.

Operating Activities

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(76,653)	$(144,851)
Net cash used in investing activities	(1,109,533)	(125,672)
Net cash provided by financing activities	1,591,645	348,248
Effect of exchange rates on cash and cash equivalents	(37)	(6,141)
Net increase in cash and cash equivalents	$405,422	$71,584

Net cash used in operating activities was $76.7 million during the nine months ended September 30, 2026 as compared to $144.9 million during the nine months ended September 30, 2025, a decrease of 47.1%. Net cash used in operating activities consisted of our net loss of $30.8 million, adjusted for non-cash items of $56.2 million, and a net use of cash from changes in working capital of $102.1 million.

           The changes in working capital were primarily attributable to:

●

Accounts receivable, which increased by approximately $169.8 million during the nine months ended September 30, 2026, as compared to an increase of approximately $107.2 million during the nine months ended September 30, 2025, an increase of 58.4%, primarily due to increased revenues.

●

Inventory, which increased by approximately $186.6 million during the nine months ended September 30, 2026, as compared to an increase of approximately $84.6 million during the nine months ended September 30, 2025, an increase of 120.6%, primarily due to production ramp and build to support anticipated customer demand, as well as longer lead times for certain components.

●	Accounts payable increased by $347.5 million during the nine months ended September 30, 2026, compared to an increase of approximately $45.2 million during the nine months ended September 30, 2025, an increase of 669.2%. The increase in the current period was primarily due to higher inventory and equipment purchases supporting business growth.

 Management believes these changes are consistent with ongoing production ramp activities and customer demand dynamics, which may result in variability in operating cash flows from period to period.

Customer Concentration

As of September 30, 2026, Digicomm represented approximately 56.7% of total accounts receivable. This concentration is primarily attributable to customer purchasing patterns, shipment timing, and billing concentration. Management has extended longer than typical payment terms to Digicomm in order to ensure Digicomm has adequate inventory on hand to quickly provide products to customers when needed for their network builds. The Company has a multi-year history with Digicomm and over this period the Company’s collection experience has been good. Digicomm’s payment history has generally been relatively consistent over time. In addition, to the extent customers in the Company’s data center business continue to grow relative to Digicomm, Management expects Accounts Receivable concentration with Digicomm to decline.

The Company continues to monitor credit exposure and collection trends related to significant customers and does not believe this concentration will create a material credit‑risk.

For the nine months ended September 30, 2026, revenues from Digicomm were approximately $257.0 million, representing approximately 41.9% of consolidated revenues. These revenues were primarily attributable to the CATV product category.

Investing Activities

Net cash used in investing activities was $1.11 billion during the nine months ended September 30, 2026, compared with $125.7 million during the nine months ended September 30, 2025, an increase of 782.9%, primarily driven by capital expenditures of $702.1 million, which included $315.4 million capital expenditures in the US, $177.4 million in Taiwan, and $209.3 million in China. The increase in capital expenditures was primarily attributable to facility expansion and equipment purchases to support increased production capacity for the Company’s internet data center and broadband product lines, including investments related to Quantum Bandwidth products and the continued expansion of manufacturing operations for 400G, 800G, and 1.6T transceiver products. Management expects that 2026 capital expenditure will continue to be elevated above past year levels, driven by the need to expand production capacity to meet customer demand.

The increase in prepayments for equipment and others, primarily reflects advance payments for equipment and facility related capital expenditures associated with the Company's manufacturing expansion projects in the United States, Taiwan and China. These advance payments are expected to be reclassified to property, plant and equipment as the related assets are received and placed into service.

During the third quarter of 2026, we entered into several agreements to support our manufacturing capacity expansion:

●

Blue Ridge Property Acquisition. On September 4, 2026, we exercised our purchase option under our lease with Blue Ridge Commerce Center West LLC and acquired the approximately 153,928-square-foot facility we previously leased in Houston, Texas for approximately $26.8 million in cash. This payment is included in capital expenditures for the period.

●

Hightower Phase II Leases. On August 31, 2026, we entered into leases with Hightower Phase II Owner, LLC for two industrial buildings, Buildings 4 and 5, to be constructed in Houston, Texas, totaling approximately 1.1 million rentable square feet, with substantial completion anticipated approximately 16 months after signing. Upon execution, we paid a $750,000 security deposit and approximately $2.55 million for specified design modifications. An additional $10.55 million in security deposits is payable following commencement. The leases include an option to purchase the buildings for approximately $146.6 million, subject to adjustment. The landlord may terminate the leases if we do not timely exercise, or fail to close our option to purchase Hightower Buildings 1, 2 and 3 for $102.25 million.

●

Ningbo Lease. On September 10, 2026, our subsidiary Global Technology, Inc. entered into a ten-year lease for an approximately 38,312-square-meter factory building in Ningbo, China, commencing September 16, 2026. We expect to incur capital expenditures to fit out the facility for production.

If we exercise the Hightower purchase options, our capital requirements would increase significantly. See Note 4, "Leases," and Note 18, "Commitments and Contingencies," for additional information.

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

Financing Activities

Net cash provided by financing activities was $1.59 billion during the nine months ended September 30, 2026, compared with $348.2 million in the nine months ended September 30, 2025, an increase of 357.0%, primarily attributable to the net proceeds of $1.59 billion from the ATM Offerings, the net proceeds from line of credit borrowings of $20.5 million, the net proceeds of $40.0 million from issuance of notes payable and long-term debt, and net proceeds from bank acceptance payable of $16.5 million, partially offset by tax payments related to share-based compensation of $76.0 million.

Loans and Commitments

As of September 30, 2026, we have lending arrangements with one U.S. bank, four financial institutions in Taiwan, and five financial institutions in China. As of September 30, 2026, we were in compliance with the covenants in the lending arrangements. As of September 30, 2026, we had $63.4 million of unused borrowing capacity.

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

Future Liquidity Needs

We had cash, cash equivalents and restricted cash of $621.5 million as of September 30, 2026, an increase of approximately $405.4 million compared to December 31, 2025. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the building improvement of new factories in Taiwan, China and the U.S., changes in our manufacturing capacity and the continuing market acceptance of our products.

As of September 30, 2026, we had a total loan balance (excluding convertible notes) of $96.6 million from various lenders and had $63.4 million available borrowing capacity on existing credit lines. Should additional liquidity be needed, our Board may authorize issuance of additional common stock under an at-the-market offering in the future (see the discussion of "ATM Offerings" above).

Subsequent to September 30, 2026, the Company further strengthened its liquidity position by entering into a new $200 million credit agreement consisting of $30 million in revolving credit commitments and $170 million in initial term loan commitments, with the ability to request up to an additional $50 million of incremental term loan commitments, subject to specified conditions.

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

Except as described below, there have been no material changes during the nine months ended September 30, 2026 to the contractual obligations and commitments disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

During the nine months ended September 30, 2026, we entered into the following agreements in connection with our manufacturing capacity expansion, each of which is described in our Current Reports on Form 8-K filed with the SEC:

●

Hightower Leases. Three leases with Hightower Phase I Owner, LLC, entered into on May 8, 2026, for Buildings 1, 2 and 3 in Houston, Texas, including an option to purchase the buildings for an aggregate price of $102.25 million. Two leases with its affiliate, Hightower Phase II Owner, LLC, entered into on August 31, 2026, for Buildings 4 and 5 to be constructed in Houston, Texas, each with a ten-year term and an option to purchase the buildings for an aggregate price of approximately $146.6 million, subject to adjustment. The Phase II leases may be terminated by the landlord if we do not timely exercise, or fail to close our purchase option under the Phase I leases. None of these leases had commenced as of September 30, 2026.

●

Blue Ridge Property Purchase. On September 4, 2026, we exercised our purchase option and acquired the property we previously leased from Blue Ridge Commerce Center West LLC in Houston, Texas, for approximately $26.8 million in cash.

●

Ningbo Lease. On September 10, 2026, our subsidiary Global Technology, Inc. entered into a ten-year lease for a factory building in Ningbo, China, commencing September 16, 2026, with annual rent of RMB 6.9 million, subject to periodic increases.

On November 2, 2026, we entered into supply agreements to secure a source of a key raw material used in certain of our products. The agreements include material purchase and prepayment commitments and are subject to risks relating to required regulatory approvals in China. If performed as contemplated, the agreements may materially affect our future liquidity, inventory levels and working-capital requirements. See Note 19, “Subsequent Events,” to our condensed consolidated financial statements for additional information.

See Note 4, "Leases," and Note 18, "Commitments and Contingencies," for additional information.

Inflation

Inflation in the United States has moderated in recent periods.  However, certain cost components, including labor, materials, logistics and tariffs, remain elevated relative to historical levels. These cost pressures were partially offset by improved supply chain conditions, operational efficiencies and continued cost optimization initiatives.

During the nine months ended September 30, 2026, we continued to experience inflationary pressures in certain areas of our operations. However, these pressures did not have a material impact on our business, financial condition, or results of operations. While we have implemented pricing actions, supply chain diversification initiatives and operational efficiencies to mitigate the effects of inflation, there can be no assurance that these measures will fully offset future cost increases. Continued inflationary pressures, particularly related to labor, tariffs and raw materials, could adversely affect our cost structure, gross margins and operating results in future periods.

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

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition, allowance for credit losses, inventory reserves, valuation of long-lived assets, service and product warranty costs, share-based compensation expense, estimated useful lives of tangible and intangible assets, and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and those differences may be material.

There have been no material changes to our critical accounting estimates as compared to those disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

We are affected by changes in currency exchange and interest rates. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed an evaluation of these risks to our financial positions as of December 31, 2025, and updated that analysis as of September 30, 2026, to determine whether material changes in market risks pertaining to currency and interest rates have occurred as a result of the changes in international trade policies, including tariffs and export controls. No material revisions were noted from the disclosures in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

Information with respect to legal proceedings can be found in Note 18 to the Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this report.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. See Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2025 for a detailed discussion of the risk factors affecting our Company. As of September 30, 2026, there have been no material changes to those risk factors.

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (such terms are defined in Item 408 of Regulation S-K).

Item 6.   Exhibits

See Exhibit Index.

EXHIBIT INDEX

Number	Description
3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2025).

3.2*	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

3.3*	Amendment No. 1 to the Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2025).

4.1*	Common Stock Specimen (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

4.2*	Indenture, dated as of December 23, 2024 between Applied Optoelectronics, Inc. and Computershare Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.3*	Form of Note representing the Company’s 2.75% Convertible Senior Notes due 2030 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.4*	First Supplemental Indenture, dated as of December 23, 2024, between Applied Optoelectronics, Inc. and Computershare Trust Company, N.A., as trustee (included as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2024).

4.5*	Warrant to Purchase Common Stock of Applied Optoelectronics, Inc. by and between Applied Optoelectronics, Inc. and Amazon.com NV Investment Holdings LLC, dated as of March 13, 2025 (included as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2025).

10.1* †	Form of Indemnification Agreement (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2026).

10.2*

Lease Agreement (Building 4), dated August 31, 2026, by and between Applied Optoelectronics, Inc., and Hightower Phase II Owner, LLC. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2026).

10.2.1*

Lease Agreement (Building 5), dated August 31, 2026, by and between Applied Optoelectronics, Inc., and Hightower Phase II Owner, LLC. (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2026).

10.3*

Purchase and Sale Agreement, dated September 4, 2026, by and between Applied Optoelectronics, Inc. and Blue Ridge Commerce Center West LLC. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2026).

10.4*	Translation of the Factory Premises Lease Agreement, dated September 10, 2026, between Global Technology, Inc. and Ningbo Yiduofu Industrial Co., Ltd. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2026).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Incorporated herein by reference to the indicated filing.

**        Filed herewith.

†          Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED OPTOELECTRONICS, INC.

Date: November 5, 2026	By:	/s/ STEFAN J. MURRY
Stefan J. Murry
Chief Financial Officer
(principal financial officer and principal accounting officer)